Form 10-Q
period 2004-06-30
QC Holdings, Inc.
filed 2004-08-11
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2812 West 47th Avenue, Kansas City, Kansas	66103
(Address of principal executive offices)	(Zip Code)

(913) 439-1100

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of August 6, 2004:

Common Stock $0.01 per share par value - 20,371,000 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2004

Ind ex

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by QC Holdings, Inc. (the “Company” or “QC”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year 2004.

QC HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2003	June 30, 2004
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,497	$8,536
Loans receivable, less allowance for losses of $1,090 at December 31, 2003 and $960 at June 30, 2004	35,933	36,137
Prepaid expenses and other assets	1,352	2,222

Total current assets	46,782	46,895

Property and equipment, net	11,852	15,130

Goodwill	5,431	5,431

Other assets, net	864	862

Total assets	$64,929	$68,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$276	$97
Accrued expenses and other liabilities	1,235	2,532
Deferred revenue	2,188	2,141
Income taxes payable	1,051
Deferred income taxes	2,517	2,765
Revolving credit facility	6,256	6,206
Current portion of long-term debt	4,718	4,340

Total current liabilities	18,241	18,081

Deferred income taxes	1,475	1,695
Liability for mandatory stock redemption	17,000
Long-term debt, less current portion	18,880	15,654

Total liabilities	55,596	35,430

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 19,087,600 shares issued	191	191
Retained earnings	21,292	27,237
Additional paid-in capital	5,248	22,394
Treasury stock, at cost	(17,165)	(16,934)
Notes received for equity	(233)

Total stockholders’ equity	9,333	32,888

Total liabilities and stockholders’ equity	$64,929	$68,318

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues
Payday loan fees	$20,238	$26,040	$37,797	$50,556
Other	2,962	2,811	6,666	6,478

Total revenues	23,200	28,851	44,463	57,034

Store expenses
Salaries and benefits	5,196	6,202	10,136	12,319
Provision for losses	5,510	6,043	9,383	9,840
Occupancy	2,764	2,968	5,460	5,982
Depreciation and amortization	299	393	565	759
Other	1,791	2,267	3,693	4,220

Total store expenses	15,560	17,873	29,237	33,120

Store gross profit	7,640	10,978	15,226	23,914

Regional expenses	1,375	1,850	2,774	3,670
Corporate expenses	1,568	2,208	2,941	3,999
Depreciation and amortization	92	151	173	283
Interest expense	188	326	404	682
Other, net	31	11	56	41

Income before taxes	4,386	6,432	8,878	15,239

Provision for income taxes	1,700	2,638	3,426	6,194

Net income	$2,686	$3,794	$5,452	$9,045

Weighted average number of common shares outstanding:
Basic	18,915	11,751	18,915	11,720
Diluted	19,399	12,924	19,390	12,636

Earnings per share:
Basic	$0.14	$0.25	$0.01	$0.59
Diluted	$0.14	$0.22	$0.01	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities
Net income	$5,452	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738	1,042
Deferred income taxes	458	468
Other, net	56	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(321)	(1,052)
Other assets	332	(80)
Accounts payable	(641)	(179)
Accrued expenses, other liabilities and deferred revenue	(900)	1,250
Income taxes payable	1,140	(1,051)

Net operating	6,314	9,485

Cash flows from investing activities
Loans receivable, net	(1,717)	(204)
Purchase of property and equipment	(3,112)	(4,282)
Proceeds from sale of property and equipment	3	2
Other, net		182

Net investing	(4,826)	(4,302)

Cash flows from financing activities
Net repayments under credit facility	(725)	(50)
Payments on long-term debt	(1,312)	(4,604)
Proceeds from long-term debt		1,000
Dividends to stockholders		(3,100)
Exercise of stock options		377
Other, net	(40)	233

Net financing	(2,077)	(6,144)

Cash and cash equivalents
Net decrease	(589)	(961)
At beginning of year	7,991	9,497

At end of period	$7,402	$8,536

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$421	$686
Income taxes	1,827	6,804

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding Shares	Common stock	Retained earnings	Additional paid-in capital	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, December 31, 2002	18,915,000	$191	$13,064	$5,852	$(2,165)	$(277)	$16,665
Net income and comprehensive income			13,924				13,924
Shares subject to mandatory redemption			(5,296)	(704)			(6,000)
Repurchase of common stock	(3,733,000)				(15,000)		(15,000)
Dividends to stockholders			(400)				(400)
Other, net				100		44	144

Balance, December 31, 2003	15,182,000	191	21,292	5,248	(17,165)	(233)	9,333
Net income and comprehensive income			9,045				9,045
Dividends to stockholders			(3,100)				(3,100)
Exercise of stock options	189,000			146	231		377
Termination of mandatory stock redemption agreement				17,000			17,000
Other, net						233	233

Balance, June 30, 2004 (unaudited)	15,371,000	$191	$27,237	$22,394	$(16,934)	$—	$32,888

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc. and QC Properties, LLC (collectively known as the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc. (formerly Title Loans, Inc.) and Cash Title Loans, Inc. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2003 and June 30, 2004, the results of operations for the three and six months ended June 30, 2003 and 2004 and the cash flows for the six months ended June 30, 2003 and 2004. The consolidated balance sheet as of December 31, 2003 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004 with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year 2004.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was originally formed in 1984 and has provided various retail consumer financial products and services throughout its 20-year history. Since 1998, the Company has been principally engaged in the business of providing short-term consumer loans, known as payday loans. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally 14 days and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection. Certain locations offer payday loans from a third-party financial institution, from which the Company purchases a pro rata participation.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are made in accordance with state regulation, which vary from state to state. As of June 30, 2004, the Company operates 301 stores with locations in Arizona, California, Colorado, Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Utah, Virginia, Washington and Wisconsin.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimate relates to the allowance for loan losses on loans receivable. This estimate may be adjusted as more current information becomes available, and any adjustments could be significant.

Principles of Consolidation. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year interim consolidated financial statements to conform to the current year presentation.

Stock Split. The Company’s Board of Directors effected a 10 for 1 stock split in the form of a stock dividend on June 9, 2004. All share and per share information included in the consolidated financial statements and accompanying notes have been restated to reflect this stock split for all periods presented.

Note 2 – Significant Accounting Policies

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally 14 days for a payday loan and 30 days for a title loan. At the end of each period, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues for its other consumer financial products and services, including, among others, check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Check cashing fees	$1,417	$1,345	$3,583	$3,504
Loan fees on title loans	1,125	1,045	2,240	2,093
Other fees	420	421	843	881

Total	$2,962	$2,811	$6,666	$6,478

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Average loan to customer (principal plus fee)	$306.67	$329.80	$305.43	$327.65
Average fee received by the Company	$46.68	$49.90	$46.53	$49.61
Average term of the loan (days)	14	14	14	14

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 15 days of their due date. Accordingly, the loans included in the receivable balance at any give point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

With respect to the loans receivable at each period end, the Company maintains an allowance for loan losses (including fees and interest) for aggregate payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes for payday loans the Company’s pro rata participation in purchased loans.

Loans receivable are generally no more than 30 days old. The allowance is determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense, the timing of each period end in a typical two-week payday cycle and the Company’s collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year. The Company believes that, at any given point in time, its recent collection history reflects general economic conditions. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of total volume).

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and six months ended June 30, 2003 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Allowance for loan losses
Balance, beginning of period	$540	$700	$750	$1,090
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	280	260	70	(130)

Balance, end of period	$820	$960	$820	$960

Provision for losses
Charged-off to expense	$10,540	$11,498	$20,954	$22,654
Recoveries	(5,310)	(5,715)	(11,641)	(12,684)
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	280	260	70	(130)

Total provision for losses	$5,510	$6,043	$9,383	$9,840

Earnings per Share. Basic and diluted earnings per share are computed using the two class method by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options represents the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented.

The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$2,686	$3,794	$5,452	$9,045
Less: reduction to retained earnings in connection with shares subject to redemption as discussed below			5,296
Less: dividend and participation rights associated with mandatory stock redemption as discussed below		893		2,135

Income available to common stockholders	$2,686	$2,901	$156	$6,910

Weighted average common shares outstanding	18,915	11,751	18,915	11,720
Incremental shares from assumed conversion of stock options	484	1,173	475	916

Weighted average diluted common shares outstanding	19,399	12,924	19,390	12,636

Basic earnings per share	$0.14	$0.25	$0.01	$0.59

Diluted earnings per share	$0.14	$0.22	$0.01	$0.55

All options that were outstanding for the three and six months ended June 30, 2003 and 2004 were included in the computation of diluted earnings per share because the exercise prices were equal to or lower than the average market prices of the common shares.

With respect to the six months ended June 30, 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2003, the Stockholders Agreement (the Agreement) with two principal stockholders was amended to increase the Company’s obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of the increase in the carrying amount of the shares subject to redemption associated with this obligation that has been charged to retained earnings is included as a reduction to income available to common stockholders.

As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted as of July 1, 2003, the shares (approximately 3.6 million) considered to be subject to redemption under the Agreement for which a liability has been recorded have been excluded from the computations of basic and diluted earnings per share for the three and six months ended June 30, 2004. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share.

Effective June 30, 2004, the Company terminated the Agreement with the two principal shareholders as discussed above. As a result, the $17 million liability for mandatory stock redemption was reclassified to stockholders’ equity pursuant to SFAS 150 and the computations of earnings per share in future periods will no longer require the adjustments associated with the shares subject to mandatory redemption.

Stockholders’ Equity. During the six months ended June 30, 2004, the Company issued 189,000 shares of common stock in connection with stock option exercises. The issuance reduced the number of common stock shares held in treasury to 3,716,600 as of June 30, 2004.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. There was no stock-based employee compensation expense reflected in the Company’s reported net income for the three and six months ended June 30, 2003 and 2004 because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense related to these non-employee option grants in the consolidated financial statements.

Had the Company applied the provisions set forth in SFAS 123 with respect to stock options to employees, compensation expense for the three and six months ended June 30, 2003 and 2004 would have been approximately $75,000 and $150,000, respectively, higher than is reported in the consolidated financial statements for each year. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income as reported	$2,686	$3,794	$5,452	$9,045
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	46	46	92	92

Pro forma net income	2,640	3,748	5,360	8,953

Less: reduction to retained earnings in connection with shares subject to redemption as discussed above			5,296
Less: dividend and participation rights associated with mandatory stock redemption as discussed above		893		2,135

Pro forma income available to common stockholders	$2,640	$2,855	$64	$6,818

Basic earnings per share:
As reported	$0.14	$0.25	$0.01	$0.59
Pro forma	$0.14	$0.24	$0.00	$0.58

Diluted earnings per share:
As reported	$0.14	$0.22	$0.01	$0.55
Pro forma	$0.14	$0.22	$0.00	$0.54

Note 3 – Indebtedness

At June 30, 2004, the Company had a revolving credit facility with an available amount of $10.0 million, of which $6.2 million was borrowed as of June 30, 2004. Interest is payable monthly at prime (4.25% at June 30, 2004) plus 1%. The facility is collateralized by substantially all Company assets and guaranteed by the Company’s principal stockholder. The credit facility contains several financial covenants that require, among other things, that the Company maintain a minimum net worth, leverage ratio, current ratio, coverage ratio, and debt-to-revenue ratio as specified in the agreement. As of December 31, 2003 and March 31, 2004, the Company was not in compliance with certain covenants with respect to the minimum net worth requirement after consideration of the impact of shares subject to redemption as discussed in Note 2. With the termination of the stockholders agreement that required consideration of shares subject to redemption as of June 30, 2004, stockholders’ equity was increased by $17 million. Accordingly, the Company was in compliance with respect to all of its covenants as of June 30, 2004. As discussed in Note 6, the Company repaid all indebtedness under the facility in July 2004 and terminated the facility.

On May 6, 2004, the Company repaid approximately $2.0 million of its subordinated unsecured notes payable using available cash and borrowings under the revolving credit facility. The Company received a waiver from the financial institution providing the revolving credit facility that allowed for partial repayment of the subordinated obligations. See Note 6 regarding the repayment of all indebtedness in July 2004.

Note 4 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. The Company currently offers payday loans in 22 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific regulations or legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 25%, 16%, 9%, 9% and 9%, respectively, of total revenues for the six months ended June 30, 2004. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

Note 5 – Related Party Transactions

At December 31, 2003, the Company reported the following related party information:

•	stockholders’ equity included notes received for equity representing unsecured loans to four stockholders totaling $233,000;

•	the Company held notes receivable from stockholders totaling $182,000;

•	the Company had a receivable for approximately $176,000 representing advances made by the Company to companies controlled by two principal stockholders; and

•	long-term debt included $400,000 due to a principal stockholder.

During the six months ended June 30, 2004, all of the receivables and obligations were settled in full.

In February 2004, the Company purchased property in California for approximately $1.3 million, which was funded with $0.3 million in cash and $1.0 million in borrowings through a note payable with interest at prime plus 1% and due March 2019. The Company expects to sell the property to two principal stockholders during the second half of 2004 based on appraised value. See Note 6 regarding the repayment of all indebtedness in July 2004.

Note 6 – Subsequent Events

Company’s Initial Public Offering. Effective July 21, 2004, the Company completed the initial public offering of 5,000,000 shares its common stock at a price of $14.00 per share. In addition, the underwriters for the Company’s initial public offering exercised the option to purchase from selling stockholders an additional 750,000 shares of common stock to cover over-allotments in the offering. The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. The Company’s common stock trades on the NASDAQ National Market under the symbol “QCCO.”

Repayment of Indebtedness. The Company received net proceeds of approximately $63.6 million after underwriting discounts and offering expenses from its initial public offering of 5,000,000 shares of common stock. The Company used approximately $26 million of the proceeds to repay all of its outstanding indebtedness. The remaining $37.6 million of proceeds will be used by the Company to finance future growth through the opening of new, or de novo, stores and opportunistic acquisitions and to fund working capital requirements. In connection with the repayment of indebtedness in July 2004, the Company terminated the revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion below includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our plans, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this discussion are forward-looking statements. The words “believe,” “expect,” “anticipate,” “should,” “would,” “could,” “plan,” “will,” “may,” “intend,” “estimate,” “potential,” “continue” or similar expressions or the negative of these terms are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations and business strategy. They can be affected by inaccurate assumptions, including risks, uncertainties and assumptions that include (1) changes in laws governing consumer protection or payday lending practices, (2) changes in our key management personnel, (3) litigation or regulatory action directed toward the Company or the payday loan industry, (4) the Company’s role as an agent for a national bank in North Carolina for payday loans and changes in federal or state laws affecting that relationship, (5) federal or state litigation challenging the Company’s national bank relationship in North Carolina or in other states in which the Company may use that or a similar arrangement, (6) negative media reports and public perception of the payday loan industry, (7) volatility in the Company’s earnings, primarily as a result of fluctuations in loan loss experience, (8) turnover in our store managers and store-level employees, and (9) the other risks detailed under the caption “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004 with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this discussion may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion herein is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements and the related notes thereto and is qualified by reference thereto.

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money orders and money transfers. We operate 301 stores in 22 states. In all but one of these states, North Carolina, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. In North Carolina, we have an arrangement with County Bank of Delaware to which we provide various services in connection with the bank’s origination of payday loans in our stores and from which we purchase a pro rata participation interest in those loans. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expenses for our leased real estate. Regional and corporate expenses, including compensation to employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given as to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the six months ended June 30, 2004 have been open at least 18 months. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Our industry is highly fragmented. According to the Community Financial Services Association of America (CFSA) and the investment banking firm, Stephens Inc., the industry has grown to approximately 22,000 payday loan stores in 2003, generating over $40 billion in annual loan volume. With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with any such transactions. Since December 31, 1998, however, we have opened 144 new stores, acquired 137 stores and closed 28 stores.

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. However, to the extent that states enact legislation that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. We are very active in monitoring and evaluating regulatory initiatives in all of the states, and are closely involved with the efforts of the CFSA.

SIGNIFICANT DEVELOPMENTS

Company’s Initial Public Offering. Effective July 21, 2004, we completed the initial public offering of 5,000,000 shares of our common stock at a price of $14.00 per share. In addition, the underwriters for our initial public offering exercised the option to purchase from selling stockholders an additional 750,000 shares of our common stock to cover over-allotments in the offering. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Our common stock trades on the NASDAQ National Market under the symbol “QCCO.”

Repayment of Indebtedness. We received net proceeds of approximately $63.6 million after underwriting discounts and offering expenses from our public offering of 5,000,000 shares. We used approximately $26 million of the proceeds to repay all of our outstanding indebtedness. We plan to use the remaining $37.6 million of proceeds to finance future growth through the opening of new, or de novo, stores and opportunistic acquisitions, and to fund working capital requirements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

The following table sets forth our results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003:

	Three Months Ended June 30,		Three Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$20,238	$26,040	87.2%	90.3%
Other	2,962	2,811	12.8%	9.7%

Total revenues	23,200	28,851	100.0%	100.0%

Store expenses
Salaries and benefits	5,196	6,202	22.4%	21.5%
Provision for losses	5,510	6,043	23.8%	20.9%
Occupancy	2,764	2,968	11.9%	10.3%
Depreciation and amortization	299	393	1.3%	1.4%
Other	1,791	2,267	7.7%	7.9%

Total store expenses	15,560	17,873	67.1%	62.0%

Store gross profit	7,640	10,978	32.9%	38.0%

Regional expenses	1,375	1,850	5.9%	6.4%
Corporate expenses	1,568	2,208	6.8%	7.7%
Depreciation and amortization	92	151	0.4%	0.5%
Interest expense	188	326	0.8%	1.1%
Other, net	31	11	0.1%	0.0%

Income before taxes	4,386	6,432	18.9%	22.3%

Provision for income taxes	1,700	2,638	7.3%	9.1%

Net income	$2,686	$3,794	11.6%	13.2%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2003 and 2004:

	Three Months Ended June 30,
	2003	2004
Other Information:
Loan volume (in thousands)	$140,580	$181,056
Average revenue per store	84,672	96,815
Average loan size (principal plus fee)	307	330

Store Information:
Number of stores, beginning of period	270	295
De novo stores opened	10	7
Stores closed	3	1

Number of stores, end of period	277	301

Average number of stores open during period	274	298

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$22,655	$26,906
Total number of comparable stores	260	260
Average revenue per comparable store	$87,135	$103,485

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 15 months since March 31, 2003

We reported net income of $3.8 million in second quarter 2004 compared to $2.7 million in second quarter 2003. The 41% increase in net income quarter to quarter reflects higher revenues, primarily due to growth in payday loan volumes and higher average fees per loan, and operating margin improvements.

Revenues. For the three months ended June 30, 2004, revenues reached $28.9 million, a 24.6% increase from $23.2 million during the three months ended June 30, 2003. This revenue growth was primarily a result of higher payday loan volumes, together with higher average payday loan fees. We originated approximately $181.1 million through payday loans during second quarter 2004 compared to $140.6 million during second quarter 2003. Average fees received from customers per loan increased 6.9%, from $46.68 in second quarter 2003 to $49.90 in second quarter 2004.

Revenues for comparable stores improved $4.2 million, or 18.5%, to $26.9 million in second quarter 2004, largely as a result of higher payday loan volume during the current year period driven by our convenient lending policy and the continued strong demand by consumers for the payday loan product. Second quarter 2004 revenues also benefited from the inclusion of 32 stores that were opened during the last three quarters of 2003, which contributed $1.8 million in revenues, and nine stores that were opened during 2004, which contributed $115,000.

Revenues from check cashing, title loans and other sources totaled $2.8 million during second quarter 2004, a 5.1% decrease from the comparable prior year period. This decrease reflects declining volumes in title loans and check cashing. Check cashing and title loan revenues represented 4.7% and 3.6% of total revenues, respectively, for the three months ended June 30, 2004 versus 6.1% and 4.9%, respectively, for the three months ended June 30, 2003. These declines as a percentage of revenues reflect our reduced emphasis on these products.

Store Expenses. Total store expenses increased $2.3 million, or 14.7%, from $15.6 million in second quarter 2003 to $17.9 million in second quarter 2004. Salaries and benefits increased by $1.0 million for the three months ended June 30, 2004 compared to prior year primarily as a result of new personnel to operate the 31 stores added subsequent to June 30, 2003.

While absolute loss totals increased from $5.5 million in second quarter 2003 to $6.0 million in second quarter 2004, this rate of increase was lower than revenue growth, resulting in a decline in losses as a percentage of revenues from 23.8% during second quarter 2003 to 20.9% during second quarter 2004. We believe the second quarter loss ratio of 20.9%, which is within the range of 20% to 22% that we believe is reasonable on an annualized basis, improved over prior year’s quarter due to our customer service approach to collections that focuses on maintaining a positive relationship with the customer through efforts to minimize the number of checks presented to the bank for payment. Our business is seasonal due to the impact of fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. We normally experience improved loan collections in February and March of each year, which reduces our loan losses in the first quarter of each year. Accordingly, the provision for losses as a percentage of revenues is generally higher during the second and third quarters of each year than in the first and fourth quarters.

Other expense components, including occupancy, depreciation and amortization and various other costs, increased $774,000 quarter to quarter. Occupancy costs as a percentage of revenues declined during second quarter 2004 versus 2003, indicative of the fixed nature of these costs.

Expenses related to stores that were opened during the last nine months of 2003 accounted for $1.0 million of the increase in total store expense, primarily due to compensation to employees and higher losses. Comparable store expenses for the current quarter increased over prior year’s quarter by approximately $1.2 million, or 8.2%. The slower rate of growth in expenses versus revenues for comparable stores is partially a result of efforts to implement our Operational Excellence program, which encourages store managers to share successful operating procedures with other locations throughout the organization and seeks to provide a greater opportunity for consistency in critical business drivers across geographic boundaries. The increase in total expenses from stores opened during 2004 was essentially offset by the lack of expenses for stores closed during 2003.

Store Gross Profit. Store gross profit improved $3.4 million, or 44.7%, from $7.6 million in second quarter 2003 to $11.0 million in second quarter 2004. Store gross margin, which is store gross profit as a percentage of revenues, improved to 38.0% from 32.9%. This improvement reflects revenue growth, together with efficient operations and favorable loss experience. Specifically, comparable stores during second quarter 2004 reported a gross margin of 41.0% versus 35.1% in second quarter 2003. Stores opened during the final nine months of 2003, of which 10 were opened during the second quarter and 22 were opened during the last six months, contributed $312,000 in gross profit during second quarter 2004. Stores opened during 2004 reported a modest loss for the three months ended June 30, 2004.

Regional and Corporate Expenses. Regional and corporate expenses were $4.1 million during the three months ended June 30, 2004 compared to $2.9 million in the prior year quarter. This increase reflects higher administrative expenses, such as salaries, benefits and travel, as a result of the increase in the number of stores and the development of support functions. Together, regional and corporate expenses totaled 14.1% of revenues in second quarter 2004, which is below our expected annual range of 15% to 16% of revenues. The higher expected level of regional and corporate expenses reflects the additional costs of being a public company and the anticipated related reporting and compliance expenses.

Interest Expense. Interest expense increased $138,000 quarter to quarter as a result of higher average debt balances in second quarter 2004, primarily due to the additional $15 million of long-term debt we incurred in fourth quarter 2003 in connection with the repurchase of 3.7 million shares of our common stock.

Income Tax Provision. Our provision for income taxes increased $938,000 to $2.6 million during the three months ended June 30, 2004 from $1.7 million during the same prior year quarter as a result of higher pretax income. Our second quarter 2004 effective income tax rate of 41.0% was higher than the 38.8% in second quarter 2003 due to state and local tax planning strategies that reduced the 2003 provision for income taxes, the benefits of which were limited to 2003.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

The following table sets forth our results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003:

	Six Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$37,797	$50,556	85.0%	88.6%
Other	6,666	6,478	15.0%	11.4%

Total revenues	44,463	57,034	100.0%	100.0%

Store expenses
Salaries and benefits	10,136	12,319	22.8%	21.6%
Provision for losses	9,383	9,840	21.1%	17.3%
Occupancy	5,460	5,982	12.3%	10.5%
Depreciation and amortization	565	759	1.3%	1.3%
Other	3,693	4,220	8.3%	7.4%

Total store expenses	29,237	33,120	65.8%	58.1%

Store gross profit	15,226	23,914	34.2%	41.9%
Regional expenses	2,774	3,670	6.2%	6.4%
Corporate expenses	2,941	3,999	6.6%	7.0%
Depreciation and amortization	173	283	0.4%	0.5%
Interest expense	404	682	0.9%	1.2%
Other, net	56	41	0.1%	0.1%

Income before taxes	8,878	15,239	20.0%	26.7%
Provision for income taxes	3,426	6,194	7.7%	10.8%

Net income	$5,452	$9,045	12.3%	15.9%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2003 and 2004:

	Six Months Ended June 30,
	2003	2004
Other Information:
Loan volume (in thousands)	$260,021	$349,904
Average revenue per store	165,907	191,389
Average loan size (principal plus fee)	305	328

Store Information:
Number of stores, beginning of period	258	294
De novo stores opened	23	9
Stores closed	4	2

Number of stores, end of period	277	301

Average number of stores open during period	268	298

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$43,074	$51,699
Total number of comparable stores	247	247
Average revenue per comparable store	$174,389	$209,308

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 18 months since December 31, 2002

We earned $9.0 million for the six months ended June 30, 2004 compared to $5.5 million for the six months ended June 30, 2003, which was a $3.5 million, or a 63.6%, increase period to period. This increase reflects improved revenues due to increases in payday loan volumes and average fees per loan, and higher store gross margins, which are indicative of favorable loss experience and efficient operations.

Revenues. For the six months ended June 30, 2004, revenues grew $12.5 million, or 28.1%, to $57.0 million from $44.5 million during the six months ended June 30, 2003. The increase in revenues was primarily due to higher payday loan volumes and a 6.6% increase in the average payday loan fee. We originated approximately $349.9 million through payday loans during the six months ended June 30, 2004 compared to $260.0 million during the prior year period. Average fees received from customers per loan increased from $46.53 in the first half of 2003 to $49.61 in comparable 2004.

Revenues for comparable stores improved $8.6 million, or 20.0%, to $51.7 million for the six months ended June 30, 2004, primarily as a result of higher payday loan volume during the current year period. Stores added during 2003 and 2004 resulted in a $4.5 million increase in revenues period to period. The aggregate increase from comparable stores and new stores was partially offset by the lack of revenues from nine stores that were closed during 2003.

Revenues from check cashing, title loans and other sources totaled $6.7 million and $6.5 million for the six months ended June 30, 2003 and 2004, respectively. This slight decline reflects lower check cashing and title loan volumes. Check cashing and title loan revenues represented 6.1% and 3.7% of total revenues, respectively, for the six months ended June 30, 2004 versus 8.0% and 5.0%, respectively, for the six months ended June 30, 2003. These declines as a percentage of revenues reflects our reduced emphasis on these products.

Store Expenses. Total store expenses increased 13.4% for the first half of 2004, to $33.1 million from $29.2 million in the first six months of 2003. Salaries and benefits increased by $2.2 million, or 21.8%, in the first half of 2004 compared to 2003 due to compensation to employees at new stores and higher bonuses for employees at existing stores due to improved store gross profit. The average number of employees increased to 1,020 during the six months ended June 30, 2004 versus 855 in the same prior year period. Our provision for losses for the six months ended June 30, 2004 totaled $9.8 million, a 4.9% increase over the comparable 2003 period. As in the second quarter, this rate of increase was lower than revenue growth, resulting in a decline in losses as a percentage of revenues from 21.1% during the six months ended June 30, 2003 to 17.3% during comparable 2004.

Other expense components, including occupancy, depreciation and amortization and various other costs, increased $1.2 million period to period, primarily due to the addition of stores subsequent to June 30, 2003.

Store Gross Profit. Store gross profit improved $8.7 million, or 57.2%, from $15.2 million for the six months ended June 30, 2003 to $23.9 million for the six months ended June 30, 2004. Store gross margin improved to 41.9% for the six months ended June 30, 2004 from 34.2% for the six months ended June 30, 2003. Comparable stores during year to date 2004 reported a gross margin of 45.4% versus 37.6% in the same 2003 period. Stores opened during 2003 reported a gross margin of 20.1% for the six months ended June 30, 2004.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.0 million, from $5.7 million during the six months ended June 30, 2003 to $7.7 million in the current year period, for the same reasons noted in the quarterly discussion above.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2004 increased to 40.6% from 38.6% in the comparable prior year period due to state and local tax planning strategies that reduced the 2003 provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2003	2004
Cash flows provided by (used for):
Operating activities	$6,314	$9,485
Investing activities	(4,826)	(4,302)
Financing activities	(2,077)	(6,144)

Net decrease in cash and cash equivalents	(589)	(961)

Cash and cash equivalents, beginning of year	7,991	9,497

Cash and cash equivalents, end of period	$7,402	$8,536

Cash Flow Discussion. During the six months ended June 30, 2004, the Company’s consolidated cash position decreased approximately $961,000 from December 31, 2003. This decrease is largely attributable to repayment of long-term debt, payment of dividends and capital expenditures, partially offset by net income.

Net operating cash inflows for the six months ended June 30, 2004 were $9.5 million, approximately $3.2 million higher than comparable 2003. This increase was chiefly attributable to higher net income. Net working capital changes were essentially even period to period. During 2004, increases in prepaid assets essentially offset increases in accrued liabilities. The growth in each of these components was associated with cost accruals for various expenses in connection with our initial public offering. During 2003, reductions in accrued expenses were offset by higher income taxes payable as a result of the timing of tax payments.

Net investing cash outflows were $524,000 lower in the first six months of 2004 versus 2003. While the total amount of payday and title loans receivable, net of allowance for loan losses, is higher as of June 30, 2004 ($36.1 million) than June 30, 2003 ($28.3 million), the increase in the receivable balance from the respective prior year end was larger during 2003. Loans receivable increased $1.7 million during the six months ended June 30, 2003 compared to $204,000 during the current year period. We invested $3.1 million and $4.3 million on capital expenditures during the first half of 2003 and 2004, respectively. The higher expenditure level in the current year reflects renovation efforts at existing stores, including updated signage, improved security and general enhancements, partially offset by a lower number of de novo stores period to period.

Through June 30, 2003 and 2004, financing cash outflows totaled $2.1 million and $6.1 million, respectively. The higher total in 2004 is attributable to $3.6 million in net repayments of indebtedness and $3.1 million in dividends paid to stockholders, partially offset by proceeds received in connection with stock option exercises. We paid approximately $4.6 million to reduce debt through scheduled principal payments and a $2.0 million prepayment on our subordinated notes. These repayments were partially offset by $1.0 million in borrowings through a note payable, bearing interest at the prime lending rate plus 1.0% and due in March 2019, in connection with the acquisition of property in California. During 2003, payments of debt comprised the financing cash outflows.

Liquidity and Capital Resource Discussion. With a portion of the proceeds received from our initial public offering that was closed on July 21, 2004, we repaid all outstanding indebtedness. The remaining portion of the proceeds from the offering (approximately $37.6 million) is available to pursue growth and to fund working capital needs. We believe that cash flows from operations and this available cash will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be primarily used to fund anticipated increases in payday loans, to finance new store expansion, and to complete opportunistic acquisitions. In connection with the repayment of indebtedness in July 2004, we terminated our revolving credit facility. We expect to negotiate a new credit facility during the last half of 2004.

As part of our growth strategy, we intend to open de novo stores in existing and new markets. During 2002 and 2003, we were able to achieve de novo unit store growth of 27% and 17%, respectively. With nine stores opened during the first half of 2004, and approximately 40 to 50 more expected to open by the end of the year, we believe we can achieve 20% to 30% unit store growth over the next few years. The total cost of opening a de novo store varies depending on the size and type of store, as well as the geographic location, but is typically in the range of $100,000 to $150,000. This cost includes leasehold improvements, signage, infrastructure, equipment and working capital requirements. Historically, our stores have required approximately six months to become profitable, and a full year of operations to recover initial operating losses. Additionally, a first-year store will incur higher losses as a percentage of revenues than older stores because the new store is establishing itself in the community and collecting better information as to the customer base. Although we anticipate fourth quarter store openings in 2004, store openings historically have been concentrated in the second and third quarters of the year to ensure that these stores are open in the fourth quarter, which traditionally has greater demand for payday loans.

Concentration of Risk. Revenues from our stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 68% of our total revenues for the six months ended June 30, 2004. In each of the states of Missouri and California, revenues represented in excess of 15% of our total revenues for the six months ended June 30, 2004. To the extent that laws are passed that affect our ability to offer payday loans or the manner by which we offer payday loans in any one of those states, our business could be adversely affected.

SEASONALITY

Our business is seasonal due to the impact of fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in the fourth calendar quarter and the first month of each calendar year. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Our provision for losses historically fluctuates with these changes in payday loan demand, with higher charges in the second and third quarters of each calendar year and lower charges in the first quarter of each calendar year. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of the inherent limitations in all control systems, however, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 2. Changes In Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities

On July 21, 2004, we closed the sale of 5,000,000 shares of our common stock at a price of $14.00 per share in a firm commitment underwritten initial public offering. In connection with the offering, certain of our stockholders granted an option to the underwriters to purchase up to an additional 750,000 shares for up to 30 days after the offering to cover over-allotments, if any. The underwriters exercised the over-allotment option in full and that transaction closed on July 26, 2004, with gross proceeds to the selling stockholders of $10.5 million. We did not receive any of the proceeds from any shares of our common stock sold by the selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1, as amended, (File No. 333-115297), which the Securities and Exchange Commission declared effective on July 15, 2004. The managing underwriters in the offering were Ferris, Baker Watts, Incorporated and JMP Securities LLC.

Of the $70.0 million in gross proceeds raised by us in the offering, (1) $4.9 million was paid to the underwriters in connection with the underwriting discount; (2) approximately $1.5 million was paid or accrued by us in connection with offering fees and expenses; (3) approximately $26.0 million was used to repay principal on all of our outstanding indebtedness; and (4) the balance of approximately $37.6 million has been retained by us for general corporate purposes and is held in short-term, high-grade investment accounts.

The Company’s Board of Directors effected a 10 for 1 stock split in the form of a stock dividend on June 9, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2004, by a unanimous written consent in lieu of meeting of the stockholders of the Company, the following matters were voted upon and approved by the requisite vote of the stockholders: (1) approval of the amended and restated articles of incorporation of the Company, (2) approval of the 2004 Equity Incentive Plan and (3) ratification of a stock option granted to a consultant in 2001, all as described in the Registration Statement on Form S-1, as amended, (Registration No. 333-115297), which the Securities and Exchange Commission declared effective on July 15, 2004.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

b)	Reports on Form 8-K

None were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 11, 2004.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)