Form 10-Q
period 2004-09-30
QC Holdings, Inc.
filed 2004-11-12
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of November 5, 2004:

Common Stock $0.01 per share par value - 20,371,000 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2004

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Financial Statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year 2004.

QC HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2004
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,497	$47,378
Loans receivable, less allowance for losses of $1,090 at December 31, 2003 and $1,160 at September 30, 2004	35,933	38,548
Prepaid expenses and other assets	1,352	1,582

Total current assets	46,782	87,508

Property and equipment, net	11,852	17,417

Goodwill	5,431	5,431

Other assets, net	864	820

Total assets	$64,929	$111,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276	$213
Accrued expenses and other liabilities	1,235	2,353
Deferred revenue	2,188	2,234
Income taxes payable	1,051	567
Deferred income taxes	2,517	2,745
Revolving credit facility	6,256
Current portion of long-term debt	4,718

Total current liabilities	18,241	8,112

Deferred income taxes	1,475	1,895
Liability for mandatory stock redemption	17,000
Long-term debt, less current portion	18,880

Total liabilities	55,596	10,007

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 19,087,600 shares issued at December 31, 2003 and 20,371,000 shares issued at September 30, 2004	191	204
Retained earnings	21,292	31,747
Additional paid-in capital	5,248	69,218
Treasury stock, at cost	(17,165)
Notes received for equity	(233)

Total stockholders’ equity	9,333	101,169

Total liabilities and stockholders’ equity	$64,929	$111,176

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues
Payday loan fees	$23,157	$29,282	$60,954	$79,838
Other	2,921	2,793	9,587	9,271

Total revenues	26,078	32,075	70,541	89,109

Store expenses
Salaries and benefits	5,340	6,811	15,476	19,130
Provision for losses	6,582	7,769	15,965	17,609
Occupancy	2,660	2,975	8,120	8,957
Depreciation and amortization	361	438	926	1,197
Other	1,845	2,433	5,538	6,653

Total store expenses	16,788	20,426	46,025	53,546

Store gross profit	9,290	11,649	24,516	35,563

Regional expenses	1,529	1,846	4,303	5,516
Corporate expenses	1,606	2,637	4,547	6,636
Depreciation and amortization	138	283	311	566
Interest expense (income), net	193	(40)	597	642
Other expense (income), net	(180)	(251)	(124)	(210)

Income before taxes	6,004	7,174	14,882	22,413
Provision for income taxes	2,328	2,664	5,754	8,858

Net income	$3,676	$4,510	$9,128	$13,555

Weighted average number of common shares outstanding:
Basic	14,545	19,556	17,442	14,351
Diluted	15,046	20,807	17,926	15,378

Earnings per share:
Basic	$0.19	$0.23	$0.17	$0.80
Diluted	$0.19	$0.22	$0.17	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities
Net income	$9,128	$13,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,237	1,763
Provision for losses	15,965	17,609
Deferred income taxes	652	648
Other, net	(124)	(135)
Changes in operating assets and liabilities:
Loans receivable, net	(19,408)	(20,224)
Prepaid expenses and other assets	(329)	(412)
Other assets	343	(195)
Accounts payable	14	(63)
Accrued expenses, other liabilities and deferred revenue	(482)	1,164
Income taxes payable	476	(484)

Net operating	7,472	13,226

Cash flows from investing activities
Purchase of property and equipment	(4,171)	(6,886)
Proceeds from sale of property and equipment	32	7
Other, net		182

Net investing	(4,139)	(6,697)

Cash flows from financing activities
Net repayments under credit facility	(1,024)	(6,256)
Payments on long-term debt	(1,968)	(24,598)
Proceeds from long-term debt		1,000
Net proceeds from initial public offering		63,695
Dividends to stockholders		(3,100)
Exercise of stock options		378
Other, net	(39)	233

Net financing	(3,031)	31,352

Cash and cash equivalents
Net increase	302	37,881
At beginning of year	7,991	9,497

At end of period	$8,293	$47,378

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$606	$859
Income taxes	4,626	8,694

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding Shares	Common stock	Retained earnings	Additional paid-in capital	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, December 31, 2002	18,915,000	$191	$13,064	$5,852	$(2,165)	$(277)	$16,665
Net income and comprehensive income			13,924				13,924
Shares subject to mandatory redemption			(5,296)	(704)			(6,000)
Repurchase of common stock	(3,733,000)				(15,000)		(15,000)
Dividends to stockholders			(400)				(400)
Other, net				100		44	144

Balance, December 31, 2003	15,182,000	191	21,292	5,248	(17,165)	(233)	9,333
Net income and comprehensive income			13,555				13,555
Dividends to stockholders			(3,100)				(3,100)
Stock issued in connection with initial public offering	5,000,000	13		46,749	16,933		63,695
Exercise of stock options	189,000			146	232		378
Termination of mandatory stock redemption agreement				17,000			17,000
Other, net				75		233	308

Balance, September 30, 2004 (unaudited)	20,371,000	$204	$31,747	$69,218	$—	$—	$101,169

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc. and QC Properties, LLC (collectively known as the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc. (formerly Title Loans, Inc.) and Cash Title Loans, Inc. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2003 and September 30, 2004, the results of operations for the three and nine months ended September 30, 2003 and 2004 and the cash flows for the nine months ended September 30, 2003 and 2004. The consolidated balance sheet as of December 31, 2003 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004 with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year 2004.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was originally formed in 1984 and has provided various retail consumer financial products and services throughout its 20-year history. Since 1998, the Company has been principally engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally 14 days and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection. Certain locations offer payday loans from a third-party financial institution, from which the Company purchases a pro rata participation.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. The Company’s loans and other services are subject to state regulation, which vary from state to state. As of September 30, 2004, the Company operated 322 stores, with locations in Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Utah, Virginia, Washington and Wisconsin.

Company’s Initial Public Offering. Effective July 21, 2004, the Company completed the initial public offering of 5,000,000 shares of its common stock at a price of $14.00 per share (the Public Offering). In addition, the underwriters for the Company’s Public Offering exercised an option to purchase from selling stockholders an additional 750,000 shares of common stock to cover over-allotments in the offering. The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. The Company’s common stock trades on the NASDAQ National Market under the symbol “QCCO.”

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

Stock Split. The Company’s Board of Directors effected a 10-for-1 stock split in the form of a stock dividend on June 9, 2004. All share and per share information included in the consolidated financial statements and accompanying notes have been restated to reflect this stock split for all periods presented.

Note 2 – Significant Accounting Policies

Cash and Cash Equivalents. The Company considers all highly liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

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

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Check cashing fees	$1,383	$1,261	$4,966	$4,765
Loan fees on title loans	1,099	1,096	3,339	3,189
Other fees	439	436	1,282	1,317

Total	$2,921	$2,793	$9,587	$9,271

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Average loan to customer (principal plus fee)	$317.28	$341.57	$309.84	$332.66
Average fee received by the Company	$48.17	$51.51	$47.14	$50.30
Average term of the loan (days)	14	14	14	14

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 15 days after their due date. Accordingly, the loans included in the receivable balance at any give point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

With respect to the loans receivable at each period end, the Company maintains an allowance for loan losses (including fees and interest) for aggregate payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes for payday loans the Company’s pro rata participation in purchased loans.

Loans receivable are generally no more than 30 days old. The allowance is determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense and the Company’s collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year. The Company believes that, at any given point in time, its recent collection history reflects general economic conditions. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of total volume).

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and nine months ended September 30, 2003 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Allowance for loan losses
Balance, beginning of period	$820	$960	$750	$1,090
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	130	200	200	70

Balance, end of period	$950	$1,160	$950	$1,160

Provision for losses
Charged-off to expense	$13,131	$14,382	$34,085	$37,036
Recoveries	(6,679)	(6,813)	(18,320)	(19,497)
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	130	200	200	70

Total provision for losses	$6,582	$7,769	$15,965	$17,609

Stockholders’ Equity. Prior to the Company’s Public Offering, the Company issued 189,000 shares of common stock in connection with stock option exercises during 2004. In connection with the Company’s Public Offering, all treasury shares were issued, which eliminated the treasury stock component of stockholders’ equity. As of December 31, 2003, the Company had 3,905,600 shares of common stock held in treasury.

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. During 2003 and through June 30, 2004, the Company used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under the Stockholders Agreement between the Company and two principal stockholders. The Stockholders Agreement was terminated on June 30, 2004.

The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options represents the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented.

All options that were outstanding for the three and nine months ended September 30, 2003 and 2004 were included in the computation of diluted earnings per share because the exercise prices were equal to or lower than the average market prices of the common shares.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$3,676	$4,510	$9,128	$13,555
Less: reduction to retained earnings in connection with shares subject to redemption (a)			5,296
Less: dividend and participation rights associated with mandatory stock redemption (b)	849		849	2,135

Income available to common stockholders	$2,827	$4,510	$2,983	$11,420

Weighted average number of actual common shares outstanding	18,915	19,556	18,915	16,755
Less: weighted average number of shares from mandatory stock redemption (b)	4,370		1,473	2,404

Weighted average common shares outstanding	14,545	19,556	17,442	14,351
Incremental shares from assumed conversion of stock options	501	1,251	484	1,027

Weighted average diluted common shares outstanding	15,046	20,807	17,926	15,378

Basic earnings per share	$0.19	$0.23	$0.17	$0.80

Diluted earnings per share	$0.19	$0.22	$0.17	$0.74

(a)	With respect to the nine months ended September 30, 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2003, the Stockholders Agreement with two principal stockholders was amended to increase the Company’s obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of the increase in the carrying amount of the shares subject to redemption associated with this obligation that was charged directly to retained earnings is included as a reduction to income available to common stockholders.
(b)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted as of July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability was recorded through June 30, 2004 were excluded from the computations of basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share.

Effective June 30, 2004, the Company terminated the Agreement with the two principal stockholders as discussed above. As a result, the $17 million liability for mandatory stock redemption was reclassified to stockholders’ equity pursuant to SFAS 150 and the computations of earnings per share in the third quarter 2004 and all future periods will not require ongoing adjustments associated with the shares subject to mandatory redemption.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. The Company’s reported net income for the three and nine months ended September 30, 2003 and 2004 does not include any stock-based employee compensation expense because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $25,000 and $75,000 for each of the three and nine months ended September 30, 2003 and 2004, respectively, related to these non-employee option grants in the consolidated financial statements.

If the Company had applied the provisions set forth in SFAS 123 for stock options to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $95,000 and $201,000 for the three months ended September 30, 2003 and 2004, respectively, and by approximately $284,000 and $261,000 for the nine months ended September 30, 2003 and 2004, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income as reported	$3,676	$4,510	$9,128	$13,555
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	95	201	284	261

Pro forma net income	3,581	4,309	8,844	13,294
Less: reduction to retained earnings in connection with shares subject to redemption as discussed above			5,296
Less: dividend and participation rights associated with mandatory stock redemption as discussed above	849		849	2,135

Pro forma income available to common stockholders	$2,732	$4,309	$2,699	$11,159

Basic earnings per share:
As reported	$0.19	$0.23	$0.17	$0.80
Pro forma	$0.19	$0.22	$0.15	$0.78

Diluted earnings per share:
As reported	$0.19	$0.22	$0.17	$0.74
Pro forma	$0.18	$0.21	$0.15	$0.73

(a)	Because the Company granted incentive stock options to its employees, the pro forma computation assumes that the Company does not receive a tax benefit upon exercise.

Note 3 – Indebtedness

The Company received net proceeds of approximately $63.7 million after underwriting discounts and offering expenses from the Public Offering. The Company used approximately $26.1 million of the proceeds to repay all of its outstanding indebtedness. The remaining $37.6 million of proceeds are being used by the Company to finance the opening of new, or de novo, stores and opportunistic acquisitions and to fund working capital requirements. In connection with the repayment of indebtedness in July 2004, the Company terminated the revolving credit facility.

Prior to the Public Offering, the Company had a revolving credit facility with an available amount of $10.0 million. Interest was payable monthly at prime plus 1%. The facility was collateralized by substantially all Company assets and guaranteed by the Company’s principal stockholder. The credit facility contained several financial covenants that required, among other things, that the Company maintain a minimum net worth, leverage ratio, current ratio, coverage ratio, and debt-to-revenue ratio as specified in the agreement. As of December 31, 2003 and March 31, 2004, the Company was not in compliance with certain covenants with respect to the minimum net worth requirement after consideration of the impact of shares subject to redemption as discussed in Note 2. With the termination of the Stockholders Agreement, the liability associated with shares subject to redemption as of June 30, 2004 was eliminated and stockholders’ equity increased by $17 million. Accordingly, the Company was in compliance with respect to all of its covenants as of June 30, 2004 and up to the date the credit facility was terminated in July 2004.

Note 4 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. As of September 30, 2004, the Company offered payday loans in 21 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific regulations or legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 25%, 16%, 9%, 9% and 8%, respectively, of total revenues for the nine months ended September 30, 2004. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

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

As of June 30, 2004, all of the receivables and obligations were settled in full.

In February 2004, the Company purchased property in California for approximately $1.3 million, which was funded with $0.3 million in cash and $1.0 million in borrowings through a note payable with interest at prime plus 1% and due March 2019. The Company expects to dispose of the property to two principal stockholders during fourth quarter 2004 based on appraised value. See Note 3 regarding the repayment of all indebtedness in July 2004.

Note 6 – Subsequent Events

On November 1, 2004, in an effort to gain market share, the Company completed the acquisition of 20 payday loan stores in Oklahoma from Check First, Inc. for approximately $1.4 million in cash. The Company expects to complete its evaluation of the assets, intangibles and goodwill during fourth quarter 2004. The acquisition is not expected to have a material effect on the Company’s results of operations or financial position during 2004.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations and business strategy. They can be affected by inaccurate assumptions, including risks, uncertainties and assumptions that include (1) changes in laws governing consumer protection or payday lending practices, (2) changes in our key management personnel, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) our role as an agent in North Carolina for a Delaware-based bank for payday loans and changes in federal or state laws affecting that relationship, (5) federal or state litigation challenging our bank relationship in North Carolina or in other states in which we may use that or a similar arrangement, (6) negative media reports and public perception of the payday loan industry, (7) volatility in our earnings, primarily as a result of fluctuations in loan loss experience, (8) turnover in our store managers and store-level employees, (9) integration risks and costs associated with acquisitions, and (10) the other risks detailed under the caption “Risk Factors” in our Registration Statement on Form S-1, as amended, Registration No. 333-115297, filed on July 9, 2004 with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this discussion may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this discussion.

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

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money orders and money transfers. At September 30, 2004, we operated 322 stores in 21 states. In all but one of these states, North Carolina, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. In North Carolina, we have an arrangement with County Bank of Delaware to which we provide various services in connection with the bank’s origination of payday loans in our stores and from which we purchase a pro rata participation interest in those loans. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expenses for our leased real estate. Regional and corporate expenses, including compensation to employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the nine months ended September 30, 2004 have been open at least 21 months. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally record an immediate charge-off to the provision for losses for the amount of the customer’s loan. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Our industry is highly fragmented. According to the Community Financial Services Association of America (CFSA) and the investment banking firm, Stephens Inc., the industry has grown to approximately 22,000 payday loan stores in 2003, generating over $40 billion in annual loan volume. With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with any such transactions. Since December 31, 1998, however, we have opened 167 new stores, acquired 137 stores and closed 30 stores.

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. However, to the extent that states enact legislation that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. We are active in monitoring and evaluating regulatory initiatives in all of the states, and are closely involved with the efforts of the CFSA.

RECENT DEVELOPMENTS

Acquisition of 20 Stores in Oklahoma. On November 1, 2004, in an effort to gain market share, we completed the acquisition of 20 payday loan stores in Oklahoma from Check First, Inc. for approximately $1.4 million in cash. We expect to complete our evaluation of the assets, intangibles and goodwill during fourth quarter 2004. The acquisition is not expected to have a material effect on our results of operations or financial position during 2004.

SIGNIFICANT DEVELOPMENTS

Company’s Initial Public Offering. Effective July 21, 2004, we completed the initial public offering of 5,000,000 shares of our common stock at a price of $14.00 per share (the Public Offering). In addition, the underwriters for our Public Offering exercised an option to purchase from selling stockholders an additional 750,000 shares of our common stock to cover over-allotments in the offering. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Our common stock trades on the NASDAQ National Market under the symbol “QCCO.”

Repayment of Indebtedness. We received net proceeds of approximately $63.7 million after underwriting discounts and offering expenses from our public offering of 5,000,000 shares. We used approximately $26.1 million of the proceeds to repay all of our outstanding indebtedness. We are using the remaining $37.6 million of proceeds to finance growth through the opening of new, or de novo, stores and opportunistic acquisitions, and to fund working capital requirements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

The following table sets forth our results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003:

	Three Months Ended September 30,		Three Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$23,157	$29,282	88.8%	91.3%
Other	2,921	2,793	11.2%	8.7%

Total revenues	26,078	32,075	100.0%	100.0%

Store expenses
Salaries and benefits	5,340	6,811	20.5%	21.2%
Provision for losses	6,582	7,769	25.2%	24.2%
Occupancy	2,660	2,975	10.2%	9.3%
Depreciation and amortization	361	438	1.4%	1.4%
Other	1,845	2,433	7.1%	7.6%

Total store expenses	16,788	20,426	64.4%	63.7%

Store gross profit	9,290	11,649	35.6%	36.3%

Regional expenses	1,529	1,846	5.9%	5.8%
Corporate expenses	1,606	2,637	6.2%	8.2%
Depreciation and amortization	138	283	0.5%	0.8%
Interest expense (income), net	193	(40)	0.7%	(0.1)%
Other expense (income), net	(180)	(251)	(0.7)%	(0.8)%

Income before taxes	6,004	7,174	23.0%	22.4%

Provision for income taxes	2,328	2,664	8.9%	8.3%

Net income	$3,676	$4,510	14.1%	14.1%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2003 and 2004:

	Three Months Ended September 30,
	2003	2004
Other Information:
Loan volume (in thousands)	$159,943	$199,925
Average revenue per store	92,148	102,804
Average loan size (principal plus fee)	317	342

Store Information:
Number of stores, beginning of period	277	301
De novo stores opened	12	23
Stores closed	1	2

Number of stores, end of period	288	322

Average number of stores open during period	283	312

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$25,583	$30,116
Total number of comparable stores	269	269
Average revenue per comparable store	$95,104	$111,955

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 15 months since June 30, 2003

Net Income. We reported net income of $4.5 million in third quarter 2004 compared to $3.7 million in third quarter 2003. The 21.6% increase in net income quarter to quarter reflects higher revenues, primarily due to growth in payday loan volumes and higher average fees per loan, and operating margin improvements.

Revenues. For the three months ended September 30, 2004, revenues reached $32.1 million, a 23.0% increase from $26.1 million during the three months ended September 30, 2003. This revenue growth was primarily a result of higher payday loan volumes, together with higher average payday loan fees. We originated approximately $199.9 million through payday loans during third quarter 2004 compared to $159.9 million during third quarter 2003. Average fees received from customers per loan increased 6.9%, from $48.17 in third quarter 2003 to $51.51 in third quarter 2004. The fee as a percentage of the loan principal declined slightly from 17.90% to 17.76% due to changes in the mix of states in which fees are earned.

Revenues for comparable stores improved $4.5 million, or 17.6%, to $30.1 million in third quarter 2004, largely as a result of higher payday loan volume during the current year period driven by our convenient lending policy and the continued strong demand by consumers for the payday loan product. Third quarter 2004 revenues also benefited from the inclusion of 22 stores that were opened during the last half of 2003, which contributed $1.5 million in revenues, and 32 stores that were opened during 2004, which contributed $413,000.

Revenues from check cashing, title loans and other sources totaled $2.8 million during third quarter 2004, a slight decrease from the comparable prior year period. This decrease reflects declining volumes in title loans and check cashing. Check cashing and title loan revenues represented 3.9% and 3.4% of total revenues, respectively, for the three months ended September 30, 2004 versus 5.3% and 4.2%, respectively, for the three months ended September 30, 2003. These declines as a percentage of revenues reflect our reduced emphasis on these products.

Store Expenses. Total store expenses increased $3.6 million, or 21.4%, from $16.8 million in third quarter 2003 to $20.4 million in third quarter 2004. Salaries and benefits increased by $1.5 million for the three months ended September 30, 2004 compared to prior year primarily as a result of new personnel to operate the 42 stores added after September 30, 2003.

Losses increased from $6.6 million in third quarter 2003 to $7.8 million during the three months ended September 30, 2004. This rate of increase was lower than revenue growth, resulting in a decline in losses as a percentage of revenues from 25.2% during third quarter 2003 to 24.2% during current year’s third quarter. We believe the third quarter loss ratio of 24.2% reflects the volume-related seasonality associated with the payday loan industry. Our business is seasonal due to the impact of fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. We normally experience improved loan collections in February and March of each year, which reduces our loan losses in the first quarter of each year. Accordingly, the provision for losses as a percentage of revenues is generally higher during the second and third quarters of each year than in the first and fourth quarters. On an annual basis, we expect losses to fall within the range of 20% to 22% of revenues assuming unit store growth continues in the 20% to 30% range.

Other expense components, which include occupancy, depreciation and amortization, increased $980,000 quarter to quarter. Occupancy costs as a percentage of revenues declined during third quarter 2004 versus 2003, indicative of the fixed nature of these costs.

Expenses related to stores that were opened during the second half of 2003 accounted for $0.8 million of the increase in total store expense, primarily due to employee compensation and higher losses. Comparable store expenses for the current quarter increased over prior year’s quarter by approximately $2.2 million, or 13.8%. The increase in total expenses from stores opened during 2004 (approximately $1.0 million) was partially offset by the lack of expenses for stores closed during 2003 and 2004.

Store Gross Profit. Store gross profit improved $2.3 million, or 24.7%, from $9.3 million in third quarter 2003 to $11.6 million in third quarter 2004. Store gross margin, which is store gross profit as a percentage of revenues, improved to 36.3% from 35.6%. Comparable stores during third quarter 2004 reported a gross margin of 39.9%, versus 37.7% in third quarter 2003. Stores opened during the last six months of 2003 contributed $329,000 in gross profit during third quarter 2004. Stores opened during 2004 reported a modest loss for the three months ended September 30, 2004.

Regional and Corporate Expenses. Regional and corporate expenses increased $1.3 million during the three months ended September 30, 2004, to $4.4 million from $3.1 million in prior year’s quarter. This increase was largely attributable to additional corporate personnel to ensure efficient support for the increase in the number of stores. Together, regional and corporate expenses totaled 14.0% of revenues in third quarter 2004, which is below our expected annual range of 15% to 16% of revenues. The higher expected level of regional and corporate expenses reflects the additional costs of being a public company and the related reporting and compliance expenses.

Interest. Interest income totaled $40,000 during the three months ended September 30, 2004 compared to interest expense of $193,000 in third quarter 2003. This change quarter to quarter reflects the repayment of all indebtedness with the proceeds received in connection with our Public Offering completed in July 2004 and the investment of the remaining proceeds in cash equivalents.

Income Tax Provision. Our provision for income taxes increased $336,000 to $2.7 million during the three months ended September 30, 2004 from $2.3 million during the same prior year quarter as a result of higher pretax income. The effective income tax rate for the three months ended September 30, 2004 decreased to 37.1% from 38.8% in the comparable prior year period primarily due to return to provision adjustments.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

The following table sets forth our results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$60,954	$79,838	86.4%	89.6%
Other	9,587	9,271	13.6%	10.4%

Total revenues	70,541	89,109	100.0%	100.0%

Store expenses
Salaries and benefits	15,476	19,130	21.9%	21.5%
Provision for losses	15,965	17,609	22.6%	19.8%
Occupancy	8,120	8,957	11.5%	10.1%
Depreciation and amortization	926	1,197	1.3%	1.3%
Other	5,538	6,653	7.9%	7.4%

Total store expenses	46,025	53,546	65.2%	60.1%

Store gross profit	24,516	35,563	34.8%	39.9%

Regional expenses	4,303	5,516	6.1%	6.2%
Corporate expenses	4,547	6,636	6.5%	7.4%
Depreciation and amortization	311	566	0.4%	0.6%
Interest expense (income), net	597	642	0.9%	0.7%
Other expense (income), net	(124)	(210)	(0.2)%	(0.2)%

Income before taxes	14,882	22,413	21.1%	25.2%

Provision for income taxes	5,754	8,858	8.2%	10.0%

Net income	$9,128	$13,555	12.9%	15.2%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2003 and 2004:

	Nine Months Ended September 30,
	2003	2004
Other Information:
Loan volume (in thousands)	$419,964	$549,829
Average revenue per store	258,392	289,315
Average loan size (principal plus fee)	310	333

Store Information:
Number of stores, beginning of year	258	294
De novo stores opened	35	32
Stores closed	5	4

Number of stores, end of period	288	322

Average number of stores open during period	273	308

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$67,682	$79,975
Total number of comparable stores	246	246
Average revenue per comparable store	$275,130	$325,102

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 21 months since December 31, 2002

Net Income. We earned $13.6 million for the nine months ended September 30, 2004, which was a $4.5 million increase over the $9.1 million for the nine months ended September 30, 2003. This increase reflects improved revenues due to increases in payday loan volumes and average fees per loan, and higher store gross margins, which are indicative of favorable loss experience and efficient operations.

Revenues. For the nine months ended September 30, 2004, revenues grew $18.6 million, or 26.4%, to $89.1 million from $70.5 million during the nine months ended September 30, 2003. The increase in revenues was primarily due to higher payday loan volumes and a 6.7% increase in the average payday loan fee. We originated approximately $549.8 million through payday loans during the nine months ended September 30, 2004 compared to $420.0 million during the prior year period. Average fees received from customers per loan increased from $47.14 in the nine months ended September 30, 2003 to $50.30 in comparable 2004 as a result of an increase in the average loan size. The fee as a percentage of the loan principal declined slightly from 17.94% to 17.81% due to changes in the mix of states in which fees are earned.

Revenues for comparable stores improved $12.3 million, or 18.2%, to $80.0 million for the nine months ended September 30, 2004, primarily as a result of higher payday loan volume during the current year period. Stores added during 2003 and 2004 resulted in a $7.2 million increase in revenues period to period. The aggregate increase from comparable stores and new stores was partially offset by the lack of revenues from stores that were closed during 2003 and 2004.

Revenues from check cashing, title loans and other sources totaled $9.6 million and $9.3 million for the nine months ended September 30, 2003 and 2004, respectively. This slight decline reflects lower check cashing and title loan volumes. Check cashing and title loan revenues represented 5.3% and 3.6% of total revenues, respectively, for the nine months ended September 30, 2004 versus 7.0% and 4.7%, respectively, for the nine months ended September 30, 2003. These declines as a percentage of revenues reflects our reduced emphasis on these products.

Store Expenses. Total store expenses increased to $53.5 million during year to date 2004 from $46.0 million in the first nine months of 2003. Salaries and benefits increased by $3.6 million to $19.1 million in the nine months ended September 30, 2004 versus $15.5 million in comparable 2003 due to compensation to employees at new stores and higher bonuses for employees at existing stores due to improved store gross profit. The average number of employees increased to 1,052 during the nine months ended September 30, 2004 from 872 in the same prior year period.

Our provision for losses for the nine months ended September 30, 2004 totaled $17.6 million, a 10.0% increase over the comparable 2003 period. As in the third quarter discussion, this rate of increase was lower than revenue growth, resulting in a decline in losses as a percentage of revenues from 22.6% during the nine months ended September 30, 2003 to 19.8% during comparable 2004. The decline in the loss ratio period to period is largely due to very favorable experience in first quarter 2004 versus 2003, which we believe is attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003.

Other expense components, including occupancy, depreciation and amortization and various other costs, increased $2.2 million period to period, primarily due to the addition of stores after September 30, 2003.

Store Gross Profit. Store gross profit improved $11.1 million, or 45.3%, from $24.5 million for the nine months ended September 30, 2003 to $35.6 million for the nine months ended September 30, 2004. Store gross margin improved to 39.9% for the nine months ended September 30, 2004 from 34.8% for the nine months ended September 30, 2003. Comparable stores during year to date 2004 reported a gross margin of 43.9% versus 38.4% in the same 2003 period. Stores opened during 2003 reported a gross margin of 20.9% for the nine months ended September 30, 2004. Stores opened during 2004 totaled a net loss of $853,000.

Regional and Corporate Expenses. Regional and corporate expenses increased $3.3 million, from $8.8 million during the nine months ended September 30, 2003 to $12.1 million in the current year period, for the same reasons noted in the quarterly discussion above. Approximately 75% of regional expenses – which increased $1.2 million period to period – represent salaries and benefits that will primarily grow based on the addition of employees to manage the growth in the number of stores. Approximately 50% of corporate expenses are salaries and benefits, with the remainder representing various other costs, such as professional expenses, printing costs and corporate-level advertising.

Interest. Interest expense totaled $642,000 during the nine months ended September 30, 2004 versus interest expense of $597,000 in comparable 2003. The increase in interest expense period to period was attributable to higher average debt balances in 2004 versus 2003, partially offset by interest income from the investment of the proceeds from the Public Offering.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2004 increased to 39.5% from 38.7% in the comparable prior year period due to state and local tax planning strategies that reduced the 2003 provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2003	2004
Cash flows provided by (used for):
Operating activities	$7,472	$13,226
Investing activities	(4,139)	(6,697)
Financing activities	(3,031)	31,352

Net increase in cash and cash equivalents	302	37,881

Cash and cash equivalents, beginning of year	7,991	9,497

Cash and cash equivalents, end of period	$8,293	$47,378

Cash Flow Discussion. During the nine months ended September 30, 2004, our cash and cash equivalents increased approximately $37.9 million. This increase is primarily attributable to net proceeds from our Public Offering. Net income (after adjustments for non-cash items such as provision for losses, deferred income taxes and depreciation and amortization) essentially funded repayment of long-term debt, growth in payday loans, payment of dividends and capital expenditures.

Net operating cash inflows for the nine months ended September 30, 2004 were $13.2 million, approximately $5.7 million higher than $7.5 million in comparable 2003. This increase was chiefly attributable to higher net income after non-cash adjustments. The increase in loans receivable was $0.8 million higher during the nine months ended September 30, 2004 ($20.2 million) versus 2003 ($19.4 million), reflecting a similar level of new stores added and comparable store growth rates during each nine-month period. Other working capital changes were essentially even period to period, with fluctuations in income taxes payable associated with the timing of tax payments being largely offset by movements in various accrued expenses and other liabilities.

Net investing cash outflows were $6.7 million in the nine months ended September 30, 2004, $2.6 million greater than the $4.1 million in 2003. We invested $4.2 million and $6.9 million on capital expenditures during the nine months ended September 30, 2003 and 2004, respectively. The higher expenditure level in the current year reflects renovation efforts at existing stores, including updated signage, improved security and general enhancements, partially offset by a lower number of de novo stores period to period.

Through September 30, 2004, financing cash inflows totaled $31.4 million. The inflows resulted from $63.7 million in net proceeds from our Public Offering, partially offset by repayment of indebtedness totaling $30.9 million. In addition, we paid $3.1 million in dividends to stockholders. During 2003, net financing cash outflows of $3.0 million consisted of debt repayments.

Liquidity and Capital Resource Discussion. We repaid all outstanding indebtedness with a portion of the proceeds received from our Public Offering. The remaining portion of the proceeds from the offering (approximately $37.6 million) is available to pursue growth and to fund working capital needs. We believe that cash flows from operations and the remaining net proceeds from the Public Offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new store expansion, and to complete opportunistic acquisitions. In connection with the repayment of indebtedness in July 2004, we terminated our revolving credit facility. We expect to negotiate a new credit facility during the next six months.

As part of our growth strategy, we intend to open de novo stores and pursue acquisitions in existing and new markets. During 2002 and 2003, we were able to achieve de novo unit store growth of 27% and 17%, respectively. With 32 stores opened during the first nine months of 2004, the acquisition of 20 stores in early November as discussed above, and expected de novo store openings during fourth quarter, we believe we can achieve between 23% to 26% unit store growth for the full year 2004. This percentage growth falls within the 20% to 30% unit store growth rate we believe is reasonable over the next few years.

The total cost of opening a de novo store varies depending on the size and type of store, as well as the geographic location, but is typically in the range of $100,000 to $150,000. This cost includes leasehold improvements, signage, infrastructure, equipment and working capital requirements. Historically, our stores have required approximately six months to become profitable, and a full year of operations to recover initial operating losses. Additionally, a first-year store will incur higher losses as a percentage of revenues than older stores because the new store is establishing itself in the community and collecting better information about the customer base. Although we anticipate fourth quarter store openings in 2004, store openings historically have been concentrated in the second and third quarters of the year to ensure that these stores are open in the fourth quarter, which traditionally has greater demand for payday loans.

Concentration of Risk. Revenues from our stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 67% of our total revenues for the nine months ended September 30, 2004. In each of the states of Missouri and California, revenues represented in excess of 15% of our total revenues for the nine months ended September 30, 2004. To the extent that laws are passed that affect our ability to offer payday loans or the manner by which we offer payday loans in any one of those states, our business could be adversely affected.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

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

Through September 30, 2004, the $70.0 million in gross proceeds raised by us in the offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our outstanding indebtedness; (4) $1.3 million for capital expenditures and the funding of payday loan growth for 21 de novo stores since the offering; and (5) the balance of approximately $36.3 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 12, 2004.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)