Form 10-K
period 2004-12-31
QC Holdings, Inc.
filed 2005-03-31
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2812 West 47th Avenue

Kansas City, Kansas 66103

913-439-1100

(Address, including zip code, and telephone number of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant’s common stock) based on the closing sale price on July 21, 2004, the date of our initial public offering, was $93.4 million.

Shares outstanding of the registrant’s common stock as of March 17, 2005: 20,700,250

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2004

PART I

FORWARD-LOOKING STATEMENTS

In this report, in other filings with the Securities and Exchange Commission and in press releases and other public statements by our officers throughout the year, QC Holdings, Inc. makes or will make statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations and assumptions. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “potential,” “goal,” and “objective.” Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include the risks discussed in “Risk Factors” of “Item 1. Business” of this report. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

ITEM 1. Business

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. Originally formed in 1984, we were incorporated in 1998 under the laws of the State of Kansas, and have provided various retail consumer products and services during our 20-year history. As of December 31, 2004, we operated 371 stores, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Utah, Virginia, Washington and Wisconsin.

In July 2004, we completed an initial public offering of 5,000,000 shares of our common stock at a price of $14.00 per share. In addition, the underwriters of our public offering exercised an option to purchase from selling stockholders an additional 750,000 shares of our common stock to cover over-allotments in the offering. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders.

We entered the payday loan industry in 1992, and believe that we were one of the first companies to offer the payday loan product in the United States. We have served the same customer base since 1984, beginning with a rent-to-own business and continuing with check cashing services in 1988. We sold our rent-to-own stores in 1994.

Since 1998, we have been primarily engaged in the business of providing payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally 14 days and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection. For our locations in North Carolina, which represented approximately 5% of 2004 revenues, payday loans are offered by a third-party financial institution, from which we purchase a pro-rata participation. Payday loan revenues constituted approximately 90% of our total revenue in 2004.

We also provide other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. Our loans and other services are subject to state regulations, which vary from state to state.

We believe that our customers are typically middle-income, working individuals who use our services because they find them to be a convenient source for small, short-term loans. Several of our executives and senior managers have worked in all levels of our stores. This direct store-level experience has been important to understanding what products, services and practices are successful, to learning the value of creating personal relationships with customers and to recognizing the need to provide store managers with discretion, under corporate supervision, to determine how best to reach and serve customers in their markets.

Over the last six years, we have grown from 48 stores to 371 stores through a combination of acquisitions and new store openings. During this period, we opened 189 new stores, acquired 166 stores and closed 32 stores. The following table sets forth our growth through store acquisitions and de novo store openings since January 1, 1999.

	1999	2000	2001	2002	2003	2004
Acquired stores during year	69	50	12	6	0	29
De novo stores opened during year	5	8	22	55	45	54
Stores closed during year		4	6	7	9	6

During 1999 and 2000, we tripled our size after making several acquisitions. These acquisitions were funded in part by internally generated cash flow and in part by proceeds received from a minority investor in October 1999. From 2001 through 2004, we focused primarily on de novo growth, using cash flow from operations and borrowings under a revolving credit facility to fund the expenditures required. In October 2003, we repurchased our common stock from the minority investor using long-term debt. We intend to continue our expansion through new store development and opportunistic acquisitions. We anticipate that we will open at least 150 de novo stores during 2005, subject to market conditions and the impact of any acquisitions on our de novo store plans.

We operate primarily through our wholly-owned subsidiary, QC Financial Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

Industry Background

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan stores in the United States. According to industry analysts, the number of payday loan stores has grown to exceed 20,000. The growth of the payday loan industry has followed the increased acceptance of payday lending by state legislatures. Since 1996, the number of jurisdictions with legislation permitting or not prohibiting payday loans has grown from 6 states to 36 states and the District of Columbia. We believe that the payday loan industry is fragmented and that the 10 largest companies operate approximately 8,000 stores.

Payday loan customers typically are middle-income, middle-educated individuals that are a part of a young family. Research studies by the industry and academic economists have confirmed the following about payday loan customers:

•	more than half earn between $25,000 and $50,000 annually;

•	the majority are under 45 years old;

•	more than half have attended college, and one in five has a bachelor’s degree or higher;

•	more than 40% are homeowners, and about half have children in the household; and

•	all have steady incomes and all have checking accounts.

In addition, at least two-thirds of industry customers say they have at least one other alternative to using a payday advance that offers quick access to money, such as overdraft protection, credit cards, credit union loans or savings accounts. We believe that our customers choose the payday loan product because it is quick, convenient and, in many instances, a lower-cost or more suitable alternative for the customer than the available alternatives.

Our Services

Our primary business is offering payday loans in each of our 371 stores in 22 states. In addition, we continue to offer other consumer financial services, such as check cashing services, title loans, money transfers and money orders, in many of our stores. The following table sets forth the percentage of total revenue for payday loans and other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2002	2003	2004	2002	2003	2004
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$59,006	$86,010	$112,679	83.2%	87.3%	90.3%
Check cashing fees	6,257	6,361	6,075	8.8%	6.5%	4.9%
Title loan fees	4,306	4,405	4,299	6.1%	4.5%	3.4%
Other fees	1,338	1,718	1,770	1.9%	1.7%	1.4%

Total	$70,907	$98,494	$124,823	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from us, a customer must complete a loan application, maintain a personal checking account, have a source of income, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee, which varies by state. State law typically limits fees to a range between $15 and $20 per $100 borrowed. Loans generally mature in two weeks, on or near the date of a customer’s next payday. Our agreement with customers provides that we will not cash their check until the due date of the loan. The customer’s debt to us is satisfied by:

•	payment of the full amount owed in cash in exchange for return of the customer’s check;

•	deposit of the customer’s check with the bank; or

•	renewal of the customer’s loan after payment of the original loan fee in cash.

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the Community Financial Services Association of America (CFSA) and offer no more than four consecutive renewals per customer. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal.

During 2004, approximately 83% of our payday loan volume was repaid by the customer returning to the store and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note. With respect to the remaining 17% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 64% of items presented to the bank were collected and approximately 36% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 6%. Once a customer’s check is rejected for insufficient funds or any other reason, we initiate collection efforts. During 2004, our efforts resulted in approximately 52% collection of the returned items. As a result, our overall provision for loan losses during 2004 was approximately 3%. On average, our overall provision for loan losses has historically ranged between 2% to 4% of total volume based on market factors and rate of unit store growth.

Our customers averaged approximately seven two-week payday loans (out of a possible 26 two-week loans).

Our business is seasonal due to the fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. See additional discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Seasonality.”

Other Financial Services

We also offer other consumer financial services, such as check cashing services, title loans, money transfers and money orders. Together, these other financial services constituted 16.8%, 12.7% and 9.7% of our revenues for the years ended December 31, 2002, 2003 and 2004, respectively. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Closely related to the payday loan industry is the check cashing industry, a service offered in 188 of our 371 stores as of December 31, 2004. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.7% and 2.6% of the face amount of the check in 2003 and 2004, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. In certain circumstances, we will turn the check over to a third party collection agency. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 91 stores as of December 31, 2004.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 170,000 agents in more than 190 countries throughout the world. Additionally, our stores offer Western Union money orders.

De Novo Store Economics, Comparable Stores and Acquisitions

De Novo Stores

Since 1998, 53% of our growth has occurred through opening 189 new, or de novo, stores. We believe that through de novo growth we can achieve a strong return on capital due to our new store economics. In addition, de novo growth allows us to leverage our regional, area and store managers’ knowledge of their local markets to identify strong prospective store locations and to train managers and employees at the outset on our strategy and procedures.

The capital costs of opening a de novo store include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the store size, location and the services being offered. In fiscal 2004, we opened 54 de novo stores. The average cost of capital expenditures was approximately $53,000 per store for new stores opened in 2003 and 2004. In addition, for de novo stores opened during 2002, loans receivable balances averaged approximately $140,000 at the end of the second year of operations. For de novo stores opened from 2001 through 2003, on average, it has taken approximately six to nine months to obtain positive monthly store margins and another six to nine months for the store to recoup its operating losses.

The following tables show the average annual store revenues and the average store gross profit for de novo stores that were opened in the year indicated and were still open as of December 31, 2004. The following tables do not include results from acquired stores.

	Average Number of Operating Months during Year Opened	Number of De Novo Stores Opened (a)	Average Store Revenues
Year Opened			Year Ended December 31,
			2000	2001	2002	2003	2004
			(in thousands)
1998 and earlier		27	$356.78	$396.21	$407.37	$450.84	$500.38
1999	9.6	4	229.40	323.77	387.85	468.20	572.59
2000	4.4	8	26.89	252.95	345.65	395.42	494.01
2001	6.7	22		82.90	300.66	393.13	465.73
2002	3.4	53			37.21	288.22	402.88
2003	6.5	45				68.90	267.92
2004	3.8	53					34.36

De Novo stores		212
Acquired stores		159

Total stores		371

(a)	Represents number of de novo stores opened as of December 31, 2004.

	Average Number of Operating Months during Year Opened	Number of De Novo Stores Opened (a)	Average Store Gross Profit
Year Opened			Year Ended December 31,
			2000	2001	2002	2003	2004
			(in thousands)
1998 and earlier		27	$134.18	$154.40	$169.79	$196.92	$221.01
1999	9.6	4	65.85	109.18	155.94	209.08	267.18
2000	4.4	8	(29.06)	38.72	118.91	153.09	208.44
2001	6.7	22		(45.80)	83.07	164.46	220.98
2002	3.4	53			(24.18)	80.13	171.57
2003	6.5	45				(34.45)	63.39
2004	3.8	53					(35.86)

De Novo stores		212
Acquired stores		159

Total stores		371

(a)	Represents number of de novo stores opened as of December 31, 2004.

Comparable Stores

We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the annual analysis as of December 31, 2004 have been open at least 24 months. We consider comparable store growth a strong indicator of operating efficiency. Our revenues from comparable stores during 2003 and 2004 increased by 16.6% and 17.8%, respectively, over the respective prior years. In 2002, we developed our Operational Excellence program, which is designed to refine operational procedures and improve our internal processes. Through this program, we identify and disseminate company-wide processes designed to improve operational efficiencies, margins and the work environment. This program has become part of our culture and continues to foster improvements to our systems and procedures. We believe that our Operational Excellence program strongly affects our comparable store annual revenue and gross profit growth.

Acquisitions

From 1998 through 2004, we acquired 166 stores. We consider acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one store to groups of stores numbering more than 100. We believe that acquisitions will continue to play a role in our growth strategy due to the following:

•	acquired stores normally provide immediate cash flow and an existing customer base;

•	larger acquisitions can provide sizable market share in new and existing markets;

•	acquired stores in existing markets allow us to leverage our current management structure; and

•	acquired stores provide the opportunity to add experienced managers and employees.

Locations

The following table shows the number of stores by state that were open as of December 31 from 1998 to 2004 and the current fee rate charged to customers within each state for a $100 advance.

	Current Fee (a)	December 31,
		1998	1999	2000	2001	2002	2003	2004
Alabama	$17.50							7
Arizona	17.65				5	14	19	31
California	17.65		29	32	36	49	53	59
Colorado	20.00				4	6	8	8
Idaho	17.00			5	5	6	6	9
Illinois	20.32			14	13	27	26	26
Indiana	15.00	5	12	12	11	8	7	6
Kansas	15.00	10	10	10	10	10	13	12
Kentucky	17.65				7	9	10	11
Louisiana	20.12				2	3	5	4
Mississippi	21.95	4	6	6	8	7	7	7
Missouri	18.00	23	30	33	35	39	47	61
Nevada	20.00			3	4	5	5	4
New Mexico	20.00			15	16	19	19	19
North Carolina (b)	18.00	6	22	23	24	24	20	21
Oklahoma	15.00							25
Oregon	20.00		7	7	7	4	4	5
South Carolina	15.00			2	2	3	3	8
Utah	17.00			9	9	10	12	12
Virginia	15.00					6	15	17
Washington	15.00		6	5	6	6	9	12
Wisconsin	22.00					3	6	7

Total		48	122	176	204	258	294	371

(a)	Represents the fee for the first $100 advance for 14 days as of December 31, 2004. Some states have lower fees for loans in excess of $100.
(b)	Represents the fee charged by the lending bank.

We generally choose store locations in high traffic areas providing visible signage and easy access for customers. Stores are generally in small strip-malls or stand-alone buildings. We identify de novo store locations using a combination of market analysis, field surveys and our own site-selection experience.

Our store interiors are designed to provide a pleasant, friendly environment for customers and employees. Store hours vary by market based on customer demand, but generally are open from 9:00 a.m. to 7:00 p.m., Monday through Friday, with shorter hours on Saturdays. Stores are generally closed on Sundays.

Historically, we have not closed many stores. Generally, closings have been associated with acquired stores that overlapped existing locations or that were located in areas where we believed long-term potential was minimal. We review the financial metrics of each store to determine if trends exist with respect to declining volumes and revenues that might require the closing of the store. In those instances, we evaluate the need to close the store based on several factors, including the length of time the store has been open, geographic location, competitive environment, proximity to another one of our stores, and long-term market potential. We closed nine stores in 2003 and six stores in 2004.

Stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 25%, 16%, 9%, 9% and 8%, respectively, of total revenues for the year ended December 31, 2004. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

Competition

We believe that the primary competitive factors in the payday loan industry are store location and customer service. We face intense competition in an industry with low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday and check cashing stores and financial service entities and retail businesses that offer payday loans or similar financial services. In addition, we compete with services offered by traditional financial institutions, such as overdraft protection.

Recently, businesses offering loans over the internet as well as “loans by phone” have begun to compete with us in the payday loan market. There also has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits.

We believe the following competitive strengths are critical to our business.

•	Our management team has significant experience in the payday loan industry and other retail consumer finance businesses. Over the past 15 years, our management team has successfully acquired and integrated stores as well as opened new stores. In addition to a proven track record of growing our business, our management group also has extensive operating experience as a result of working at all levels in our stores.

•	We have a consistent store management strategy throughout the company that stresses the importance of a direct personal relationship with our customers - from the first time a customer is greeted by the customer service representative at a store, through the loan application process, and extending to the collection process. Our experience has taught us that treating customers in a positive, respectful manner creates customer loyalty. We incorporate collections into our customer service process by generally having the same store personnel who initiated the loan make the customer service calls to collect overdue balances.

•	We also believe that our customers expect quick and efficient service. Therefore, we strive to minimize the time it takes to complete a payday loan transaction. Once the initial application and loan process is completed, future transactions can be processed in only a few minutes. We believe that this process improves the customer experience and increases customer loyalty. We believe that our loan process and convenient lending practices also results in more favorable “word-of-mouth” advertising, while increasing loan volume in our stores.

•	Our convenient lending policy facilitates quick and efficient service for our customers, while maximizing our payday loan volume. To obtain a payday loan from us, a customer must complete a loan application, maintain a personal checking account, have a source of income and not otherwise be in default on a loan from us.

Regulations

We are subject to regulation by federal and state governments that affect the products and services we provide. In general, this regulation is designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock.

Regulation of Payday Lending

Our payday lending and other consumer lending activities are subject to regulation and supervision at the state and federal levels. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than North Carolina and Texas), we are licensed as a payday lender where required and are subject to various state regulations regarding the terms of our payday loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that act, as well as the disclosure requirements of certain state statutes (which are typically similar or equivalent to those federal disclosure requirements). The state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our marketing and servicing arrangements with our lending banks, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. For example, the state of Georgia in 2004 enacted a law banning payday loans in that state. This Georgia legislation also effectively precludes marketing and servicing payday loans through a banking relationship. We intend to continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action would have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to pursue our growth strategy.

Since 2003, we have had an arrangement with County Bank of Rehoboth Beach, Delaware, a Delaware state chartered bank, (County Bank) to originate and service payday loans for County Bank in North Carolina. We entered into another arrangement with First Bank of Delaware, a Delaware state chartered bank, (FBD) to originate and service payday loans for FBD in Texas, beginning in February 2005. County Bank and FBD are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the Federal Deposit Insurance Corporation (FDIC). The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of the bank’s payday loans in July 2003 and updated these guidelines in February 2005. Those guidelines apply to our marketing and servicing agreements with County Bank and FBD regarding the offering of their loans at our North Carolina and Texas stores and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address concentrations, capital requirements, allowances for loan losses and loan classifications, as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending. For example, the FDIC may under certain circumstances increase the capital requirements for banks involved in the payday lending business to as much as 100%. These potential capital requirements could make it substantially more expensive for such banks to engage in payday lending activity.

The updated FDIC guidelines also impose various limitations on renewals and rollovers. For example, the bank is required to establish appropriate cooling off periods between loans, establish a maximum number of loans that can be made to a borrower within a calendar year, provide that a borrower have only one loan outstanding with the bank at any time and ensure that no loans are made to a borrower who has had a payday loan outstanding at any lender for a total of three months during the previous 12 months. If the FDIC’s implementation of those guidelines or the promulgation of any additional guidelines were ultimately to restrict the ability of all or certain state-chartered banks, including County Bank and FBD, to maintain relationships with payday loan servicers like us, it could have a material adverse impact on our loan-related activities and revenue.

The Office of the Comptroller of the Currency (which supervises national banks) and the Office of Thrift & Supervision (which regulates federal savings associations) previously have taken actions that effectively prohibit the financial institutions they regulate from offering and making payday loans because of various risks those regulators believe payday lending poses to those financial institutions.

As a result of our arrangements with County Bank and FBD, our activities regarding loans made by those banks are also subject to examination by the FDIC and the other regulatory authorities to which the banks are subject. To the extent an examination involves review of those loans and related processes, the regulatory authority may require us to provide requested information and to grant access to our pertinent locations, personnel and records.

Regulation of Check Cashing

We are subject to regulation in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. Some states require fee schedules to be filed with the state, while others require the conspicuous posting of the fees charged for cashing checks by each store. In other states, check cashing companies are required to meet minimum bonding or capital requirements and are subject to recordkeeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each of the states or other jurisdictions in which such a filing is required. To the extent those states have adopted ceilings on check cashing fees, the fees we currently charge are at or below the maximum ceiling.

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet certain minimum bonding and/or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various recordkeeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate a total of 59 stores, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments with cash in amounts from $3,000 to $10,000. The records maintained must contain certain information about the purchaser(s), with different requirements for transactions involving customers with deposit accounts and those without deposit accounts. The rule states that no sale may be completed unless the required information is obtained. We believe that our point of sale systems and employee training programs support our compliance with these regulatory requirements.

Also, money services businesses are required by the Money Laundering Act of 1994 to register with the United States Department of the Treasury. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services business knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction.

The USA PATRIOT Act includes a number of anti-money laundering measures designed to prevent the banking system from being used to launder money and to assist in the identification and seizure of funds that may be used to support terrorist activities. The USA PATRIOT Act includes provisions that directly impact check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs designed to accurately identify the individuals conducting transactions and to detect and report money laundering activities to law enforcement. We have established various procedures and continue to monitor and evaluate any such actions and believe we are in compliance with the USA PATRIOT Act.

Privacy Regulation

We are subject to a variety of federal and state laws and regulations restricting the use and seeking to protect the confidentiality of the customer identity and other personal customer information. We have identified our systems that capture and maintain non-public personal information, as that term is used in the privacy provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We disclose our public information policies to our customers as required by that law. We have systems in place intended to safeguard this information as required by the Gramm-Leach-Bliley Act.

Employees

On December 31, 2004, we had 1,355 employees, consisting of 1,172 store personnel, 105 field managers and 78 corporate office employees.

We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under a collective bargaining agreement.

Available Information

We file reports, proxy statements, and other information with the United States Securities and Exchange Commission (the SEC), copies of which can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (EDGAR) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on our website at www.qcholdings.com as soon as it is reasonably practical after each filing has been made with the SEC. The SEC filings and additional information about QC Holdings, Inc. can be obtained under the “Investor Relations” section of our website. The contents of these websites are not incorporated into this report. Further, our references to the URL’s for these websites are intended to be inactive textual references only.

RISK FACTORS

The payday loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2004, 36 states and the District of Columbia had legislation permitting or not prohibiting payday loans. As of December 31, 2004, we made payday loans directly in 21 of these 36 states. The remaining 14 of the 50 states did not have laws specifically authorizing the payday loan business. We marketed and serviced payday loans for a lending bank in one of these 14 states (North Carolina). In February 2005, we began doing business in Texas, serving as a marketing and servicing provider through our new payday loan stores in that state for a second lending bank that makes payday loans to its customers in Texas.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in May 2004, a new law became effective in Georgia that effectively prohibits direct payday lending in the state and effectively restricts marketing and servicing of payday loans for a lending bank in the state. In the current legislative session, dozens of bills to severely restrict or prohibit payday loans have also been introduced in state legislatures. According to industry sources, as of March 2005, over 100 bills have been introduced in over 25 state legislatures that would revise current law governing payday loans in that state, which includes bills introduced in virtually every state in which we are doing business as a payday lender or a marketing and servicing provider. In certain instances, the bills, if adopted, would effectively preclude the making of payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states could have a material and adverse effect on our revenues and earnings.

Statutes authorizing payday loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry.

Additionally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes. For instance, we and other payday lenders operated and were licensed in Indiana under a state law that was generally interpreted to permit payday loans. In January 2000, the Indiana Attorney General issued an opinion that this statute did not allow payday lending. Following the issuance of this opinion, we were sued in two class action lawsuits alleging violations of this statute as interpreted by the Attorney General. We settled the lawsuits for an aggregate of approximately $1.0 million in 2001. In addition, we materially reduced operations in Indiana for approximately eight months, until the law was amended to permit payday lending. During this time, we incurred approximately $1.0 million of operating losses from our Indiana stores.

Similarly, although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. That hearing, which is currently scheduled for the second quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing would likely have an adverse impact on our operations in North Carolina and on the payday loan industry generally.

Future interpretations of state law in other jurisdictions, similar to that of the Indiana Attorney General or as contemplated by the North Carolina Commissioner of Banks, could have an adverse impact on our ability to offer payday loans in those states and our earnings.

The payday loan industry is also regulated under federal law. Changes in federal laws and regulations governing lending practices could negatively affect our business.

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our marketing and servicing arrangement with our lending banks, the Fair Debt Collection Practices Act. These regulations also apply to any lending bank with which we do business as a marketing and servicing provider. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically, with recent legislation specifically targeting the use of marketing and servicing arrangements between banks and payday loan companies and more recently targeting lending to military personnel. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt this type of legislation. Any federal legislative or regulatory action that restricts or prohibits payday loans or our activities as marketing and servicing provider for a lending bank, could have a material adverse impact on our business, results of operations and financial condition.

We understand that in 2002, the Federal Trade Commission sent an Information and Documentation Request to several national companies that offer payday loans. This industry-wide review may result in recommendations regarding the payday loan industry or specific conclusions about us, either of which may negatively affect our operations.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions directed toward us and our industry could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the various North Carolina consumer statutes. An adverse outcome in that matter would likely have an adverse effect on our operations in North Carolina even though we are not a party to that proceeding.

On February 8, 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of County Bank, for whom we provide certain services in connection with the bank’s origination of payday loans in North Carolina. The lawsuit alleges that we violated various North Carolina laws in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Although the North Carolina Commissioner of Banks’ hearing with respect to Advance America referenced in the preceding paragraph is not directly related to this litigation, an adverse determination by the North Carolina Commissioner of Banks could adversely affect this purported class action lawsuit against us in North Carolina.

We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in the current North Carolina case or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of any lawsuits or proceedings, even if we are successful, would require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and would require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Additionally, regulatory actions taken with respect to one financial service that we offer could negatively affect our ability to offer other financial services. For example, if we were the subject of regulatory action related to our check cashing, title loans or other products, that regulatory action could adversely affect our ability to maintain our licenses for payday lending. Moreover, the suspension or revocation of our license or other authorization in one state could adversely affect our ability to maintain licenses in other states. Accordingly, a violation of a law or regulation in otherwise unrelated products or jurisdictions could affect other parts of our business and adversely affect our business and operations as a whole.

Our relationship with lending banks, where we serve as a marketing and servicing provider, are regulated under federal and state law. Any changes in those laws and regulations could adversely affect our current or any future marketing and servicing arrangements for lending banks, with a corresponding adverse impact on our revenues and earnings.

Because North Carolina’s usury laws prevent us from operating there without a bank relationship, we entered into a marketing and servicing arrangement with County Bank, which makes short-term consumer loans in North Carolina. Under this arrangement, we provide various services in connection with the bank’s origination of payday loans through our North Carolina stores, and we purchase from the bank a participation interest in those loans. During 2004, approximately 5.3% of our revenues were earned under this arrangement. North Carolina was the only state in which we used a bank arrangement in 2004.

In February 2005, we began marketing and servicing loans for a second lending bank in Texas. In many other states, laws render the use of a bank arrangement necessary or advantageous to payday lenders. A bank arrangement is, however, subject to federal and state banking regulations. When a state chartered bank provides payday loans using a marketing and servicing provider, the bank makes the payday loan from its offices outside the borrower’s state. This type of arrangement is typically used where the borrower’s state limits the availability of payday loans. Under generally accepted legal principles, the state chartered bank may “export” the interest rate permitted by the state in which it is domiciled on loans made to consumers in other states, and the state where the borrower is located cannot impose its usury law on that loan. Only state chartered banks can take advantage of this type of bank arrangement, because federal regulators have effectively prohibited national banks and federal savings associations from participating in the payday loan industry.

States may also attempt to restrict banks from the use of marketing and servicing arrangements and challenge the practice that permits the export of interest rates. For example, Georgia’s recent legislation prohibiting payday loans also effectively prohibits the marketing and servicing of payday loans for a lending bank. Other states may pass legislation similar to Georgia’s, particularly if the Georgia legislation survives pending court challenges.

The FDIC is the primary federal regulator of our two lending banks. The FDIC issued guidance for banks operating in the payday loan industry in July 2003 and updated those guidelines in February 2005. The FDIC sets limits on the dollar amount of payday loans our lending banks are permitted to have outstanding at any time based on their capital and requires our lending banks to have policies and procedures in place that limit renewals or rollovers, establish cooling off periods, set caps on the number of loans a borrower may have from those banks in any calendar year, and prohibit more than one loan to any borrower at the same time. The revised guidelines in February 2005 restrict loans to a borrower who has had payday loans outstanding from any lender for a total of three months during the previous 12 months. The implementation of this new FDIC guidance by the lending banks is presently under considerable discussion among the lending banks and the FDIC, and the manner in which the new guidelines will be implemented is still uncertain. It is likely, however, that the new guidelines will reduce or limit the lending levels by banks generally, including the two banks with which we have marketing and servicing arrangements. The impact of these changes cannot, however, be estimated at this time, but they could be material to our operations in North Carolina and our planned operations in Texas. If the FDIC further tightens these limits or restricts the ability of our lending banks to continue their current arrangements with us, our ability to maintain or grow this portion of our business in states where we rely or intend to rely on this bank relationship could be significantly restricted. Our lending banks are also subject to FDIC inspection and authority, and, as a result of our arrangement with these lending banks, we too are subject to FDIC inspection and authority.

The state of Delaware is the state regulator of both lending banks with which we have relationships. If the state of Delaware were to order a lending bank to cease or significantly curtail its payday lending services, our revenues derived from our arrangement with a lending bank in North Carolina would be adversely affected and our new plans to expand in Texas with the banking arrangement would be adversely affected.

Our relationship with a lending bank is currently being challenged in private litigation in North Carolina. An adverse outcome in this lawsuit could adversely affect our current or our future use of this arrangement, with a corresponding adverse impact on our revenues and earnings.

In February 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of County Bank. The lawsuit alleges that we violated various North Carolina laws in connection with payday loans made by a lending bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Plaintiffs have not sued County Bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law.

If we were to be characterized as the lender of these lending bank loans, then the interest charged for these loans would violate North Carolina’s usury laws. Any resulting refunds or penalties we would likely incur could significantly affect our results of operations. In addition, states could challenge the validity of our arrangement with our lending banks. Our arrangement with the lending banks requires us to indemnify those banks against the costs of these types of regulatory challenges to their arrangement with us. Such additional costs could have an adverse impact on our business and results of operations.

Although the North Carolina Commissioner of Banks hearing with respect to Advance America referenced above is not directly related to this litigation, an adverse determination by the North Carolina Commissioner of Banks could adversely affect this purported class action lawsuit against us in North Carolina.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

Our continued growth is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced managers and employees, the availability of good store locations, the availability of adequate financing for our expansion activities, the ability to obtain any government permits and licenses and other factors that are beyond our control. Expansion beyond the geographic areas where our stores are presently located will increase demands on management and divert their attention, which could have an adverse impact on our business and financial results.

Further, acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties integrating a workforce that understands and implements our vision of customer service and our Operational Excellence program;

•	difficulties integrating acquired operations or services;

•	the risk of the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (to the extent used to finance acquisitions);

•	incurrence of indebtedness (to the extent used to finance acquisitions or de novo stores);

•	assumption of known and unknown contingent liabilities;

•	the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

In addition, we may not be successful in identifying attractive acquisitions or completing acquisitions on favorable terms. Our failure to integrate acquired stores could adversely affect our business.

Any disruption in the availability of our information systems could adversely affect operations at our stores.

We rely upon our information systems to manage and operate our stores and business. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, report revenues and expenses timely and, in North Carolina and Texas, to access our lending bank’s loan approval system. Our back-up systems and security measures could fail to prevent a disruption in the availability of our information systems. Any disruption in the availability of our information systems could adversely affect our operations and our results of operations.

Our headquarters are currently located at a single location in Kansas City, Kansas. Our information systems and administrative and management processes are primarily provided to our regions and stores from this location, which could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged the headquarters. Any of these catastrophic events could adversely affect our operations and our results of operations.

The concentration of our revenues in certain states could adversely affect us.

Our payday loan stores operate in 22 states. For the year ended December 31, 2004, revenues from our stores located in Missouri, California, Illinois, Arizona and New Mexico represented approximately 67% of our total revenues. Revenues from Missouri and California represented 25% and 16%, respectively, of our total revenues for the year ended December 31, 2004. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

Our quarterly results have fluctuated in the past and may fluctuate in the future. If they fluctuate in the future, the market price of our common stock could also fluctuate significantly.

Our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future. If they do so, our quarterly revenues and operating results may be difficult to forecast. It is possible that our future quarterly results of operations will not meet the expectations of securities analysts or investors. This could cause a material drop in the market price of our common stock.

Our business will continue to be affected by a number of factors, any one of which could substantially affect our results of operations for a particular fiscal quarter. Our quarterly results of operations can vary due to:

•	fluctuations in payday loan demand;

•	fluctuations in our loan loss experience; and

•	regulatory and legislative activity restricting our business.

Media reports and public perception of payday loans as being predatory or abusive could adversely affect our business.

Over the past few years, consumer advocacy groups and certain media reports have advocated governmental action to prohibit or severely restrict payday loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over, that loan for one or more additional short-term periods. The consumer groups and media reports typically characterize these payday loans as predatory or abusive toward consumers. If this negative characterization of our payday loans becomes widely accepted by consumers, demand for our payday loans could significantly decrease, which could adversely affect our results of operations and financial condition. Negative perception of our payday loans or other activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly Don Early, our Chairman of the Board and Chief Executive Officer, Mary Lou Andersen, our Vice Chairman of the Board and Secretary, and Darrin J. Andersen, our President and Chief Operating Officer. We believe that our corporate culture and success are tied directly to the influence of Mr. Early and Ms. Andersen. Mr. Andersen has also been critical to our growth through acquisitions and new store openings. Accordingly, we believe that the loss of the services of any of these individuals could adversely affect our business. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing and title loans, which accounted for approximately 9.7% of our revenues in 2004. If we are unable to maintain and grow the operating revenues from our payday loan business, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are store location and customer service. We face intense competition in the payday loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate. The payday loan industry has low barriers to entry, and new competitors may enter the market easily. We currently compete with services, such as overdraft protection, offered by traditional financial institutions, and with other payday loan and check cashing stores and other financial service entities and retail businesses that offer payday loans or other similar financial services. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for losses is one of our largest operating expenses, constituting 20.7% of total revenues for the year ended December 31, 2004, with payday loan losses constituting substantially all the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible, generally within 15 days after the loan was due. At the end of each period, management considers recent collection history to develop expected loss rates, which are used for the establishment of the allowance for loan losses. Any changes in economic factors that adversely affect our customers could result in higher loan loss experiences than anticipated, which could adversely affect our loan charge-offs and operating results.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of the applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used for the establishment of the allowance for loan losses. Our allowance for loan losses was $1.5 million on December 31, 2004. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

Because we maintain a significant supply of cash in our stores, we may experience losses due to employee error and theft.

Because our business requires us to maintain a significant supply of cash in our stores, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in stores, which can significantly increase the operating expenses of those stores for the period in which the employee error or theft is discovered.

Regular turnover among our store managers and store-level employees makes it more difficult for us to operate our stores and increases our costs of operation.

We experience high turnover among our store managers and our store-level employees. In 2004, we sustained approximately 37% turnover among our store managers and approximately 98% turnover among our store-level employees. Turnover interferes with implementation of store operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs and could restrict our ability to grow.

Our executive officers, directors and principal stockholders may be able to exert significant control over our future direction.

Our directors and executive officers together control approximately 65.5% of our outstanding common stock as of December 31, 2004. Don Early, our Chairman of the Board and Chief Executive Officer, alone owned approximately 42.7% of our common stock as of December 31, 2004. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2004, our officers and directors held 13,336,050 shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 60,000 shares traded in a day. Accordingly, the sale of even a relatively small number of restricted shares by our officers or directors could reduce the market price of our common stock.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

We intend to consider opportunities to acquire payday loan companies or other businesses. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing stockholders’ investments could be diluted. Furthermore, we may decide to incur debt to fund all or part of the costs of an acquisition and may later issue additional shares of common stock to reduce that debt or to provide funds for future acquisitions. The issuance of additional shares of common stock for those purposes would also dilute our existing stockholders’ investments.

Our anti-takeover provisions could prevent or delay a change in control of our company even if the change of control would be beneficial to our stockholders.

Provisions of our articles of incorporation and bylaws as well as provisions of Kansas law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if the change in control would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors without a stockholder vote to increase the number of outstanding shares and thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We can redeem your common stock if you are or if you become a disqualified person.

Federal and state laws and regulations applicable to providers of payday loans may now, or in the future, restrict direct or indirect ownership or control of providers of payday loan services by disqualified persons (such as convicted felons). Our articles of incorporation provide that we may redeem shares of our common stock to the extent deemed necessary or advisable, in the judgment of our board of directors, to prevent the loss, or to secure the reinstatement or renewal, of any license or permit from any governmental agency that is conditioned upon some or all of the holders of our common stock possessing prescribed qualifications or not possessing prescribed disqualifications. The redemption price will be the average of the daily closing sale prices per share of our common stock for the 30 consecutive trading days immediately prior to the redemption date fixed by our board of directors. At the discretion of our board of directors, the redemption price may be paid in cash, debt or equity securities or a combination of cash and debt or equity securities.

ITEM 2. Properties

Our corporate headquarters are located in Kansas City, Kansas in a company-owned building with approximately 10,000 square feet. We also lease approximately 4,200 square feet for corporate employees in a location adjacent to our headquarters. In addition, we own two store locations, in Grandview, Missouri and Jackson, Mississippi. All of our other store locations are leased. Our average store size is approximately 1,600 square feet with average rent of approximately $1,900 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. We expect to move into the new location in the second quarter of 2005. An estimated $2.0 million of capital expenditures in 2005 will be necessary to complete the tenant improvement, furnishings and technology for the new office space. In addition, we expect rent expense to increase by approximately $675,000 per year as a result of the lease. We are evaluating alternatives with respect to the current headquarters.

ITEM 3. Legal Proceedings

On February 8, 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of County Bank for whom we provide certain services in connection with the bank’s origination of payday loans in North Carolina. The lawsuit alleges that we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued County Bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. This case is in the preliminary stages.

We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including employment-related matters. We believe the likely outcome of these other cases and proceedings will not be material to our business or our financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ National Market under the ticker symbol “QCCO.” The following table sets forth the high and low prices for each of the completed quarters since the public offering:

2004	High	Low
Third quarter	$16.41	$11.85
Fourth quarter	19.39	14.36

The closing price of our common stock on December 31, 2004 was $19.16.

Holders

As of March 17, 2005, there were approximately 1,250 holders of record and beneficial owners of our common stock.

Dividends

On June 9, 2004, prior to the public offering, our board of directors effected a 10 for 1 stock split in the form of a stock dividend.

No cash dividends have been paid since the public offering on July 21, 2004. We presently intend to retain our future earnings, if any, for use in our business and therefore, we do not anticipate paying any cash dividends in the foreseeable future. Prior to the public offering, we paid an aggregate of $400,000 in dividends to our stockholders in 2003, and we paid approximately $3.1 million of dividends in the first two quarters of 2004.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2004 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,610,000	$7.44	2,047,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,610,000	$7.44	2,047,500

As of December 31, 2004, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an option to purchase 200,000 shares of common stock granted to Mr. Robert L. Albin, an officer of the company. The stock options granted to Mr. Albin were pursuant to a prior consulting agreement with us. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, our common stock.

We do not have any equity compensation plans other than the plans approved by our security stockholders.

Recent Sales of Unregistered Securities

Since July 21, 2004, the date of our public offering, we have not made any unregistered sales of securities.

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

Through December 31, 2004, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our outstanding indebtedness; (4) $2.4 million for capital expenditures and the funding of payday loan growth for 43 de novo stores opened since the offering; (5) $2.5 million for the acquisition of 29 stores and (6) the balance of approximately $32.7 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares during the fiscal year ended December 31, 2004.

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial data at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Revenues:
Payday loan fees	$29,169	$47,935	$59,006	$86,010	$112,679
Other	10,139	12,348	11,901	12,484	12,144

Total revenues	39,308	60,283	70,907	98,494	124,823

Store expenses:
Salaries and benefits	7,919	10,631	15,646	21,279	26,725
Provision for losses	6,822	14,827	14,943	21,293	25,864
Occupancy	5,873	7,520	8,509	10,862	12,502
Depreciation and amortization	388	559	952	1,397	1,674
Other	5,744	7,216	7,070	7,571	10,025

Total store expenses	26,746	40,753	47,120	62,402	76,790

Store gross profit	12,562	19,530	23,787	36,092	48,033

Regional expenses	2,791	4,340	4,949	5,613	7,404
Corporate expenses	1,715	3,397	4,815	6,324	9,757
Depreciation and amortization	415	944	241	538	763
Interest expense, net	1,008	1,210	879	936	499
Other expense (income), net	38	(84)	22	35	(266)

Income before taxes	6,595	9,723	12,881	22,646	29,876
Provision for income taxes	2,520	3,826	5,046	8,722	11,397

Net income	$4,075	$5,897	$7,835	$13,924	$18,479

Earnings per share (a):
Basic	$0.04	$0.31	$0.41	$0.41	$1.03
Diluted	$0.04	$0.31	$0.41	$0.39	$0.96
Weighted average number of common shares outstanding (a):
Basic	18,915,000	18,915,000	18,915,000	15,934,673	15,863,948
Diluted	18,991,998	19,036,641	19,256,263	16,436,429	16,970,374

Cash dividends per share				$0.03	$0.20

	Year Ended December 31,
	2000	2001	2002	2003	2004
Operating Data:

Stores (at end of period)	176	204	258	294	371
Percentage increase in comparable store revenues from prior year (b)	8.1%	24.9%	4.1%	16.6%	17.7%

Payday loans:
Number of loan transactions – new loans and refinances (in thousands)	778	1,194	1,381	1,878	2,318
Loan volume (in thousands)	$204,169	$327,334	$398,494	$590,071	$783,465
Average loan (principal plus fee)	262.29	274.21	288.53	314.14	337.97
Average Fee	37.47	40.89	44.11	47.76	50.99

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$6,003	$8,851	$7,991	$9,497	$40,526
Loans receivable, less allowance for losses	16,855	19,438	26,619	35,933	49,385
Total assets	31,503	40,607	51,045	64,929	118,436

Current debt	9,796	5,319	8,893	10,974
Liability for mandatory stock redemption				17,000
Long-term debt	5,666	10,942	7,771	18,880
Shares subject to redemption	11,000	11,000	11,000
Stockholders’ equity	2,851	8,754	16,665	9,333	106,292

(a)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options represents the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. During 2003 and through June 30, 2004, we used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders.

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Net income	$4,075	$5,897	$7,835	$13,924	$18,479
Less: reduction to retained earnings in connection with shares subject to redemption (i)	3,292			5,296
Less: dividend and participation rights associated with mandatory stock redemption (ii)				2,162	2,135

Income available to common stockholders	$783	$5,897	$7,835	$6,466	$16,344

	Year Ended December 31,
	2000	2001	2002	2003	2004
Weighted average number of actual common shares outstanding	18,915,000	18,915,000	18,915,000	18,137,718	17,664,107
Less: weighted average number of shares from mandatory stock redemption (ii)				(2,203,045)	(1,800,159)

Weighted average basic common shares outstanding	18,915,000	18,915,000	18,915,000	15,934,673	15,863,948
Incremental shares from assumed conversion of stock options	76,998	121,641	341,263	501,756	1,106,426

Weighted average diluted common shares outstanding	18,991,998	19,036,641	19,256,263	16,436,429	16,970,374

Basic earnings per share	$0.04	$0.31	$0.41	$0.41	$1.03
Diluted earnings per share	$0.04	$0.31	$0.41	$0.39	$0.96

(i)	With respect to the years ended December 31, 2000 and 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2000, the Stockholders Agreement with two principal stockholders was amended to increase our obligation to repurchase shares to $11.0 million from $7.0 million as of December 31, 1999. In January 2003, the Stockholders Agreement was amended again to increase our obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of increase in the carrying amount of the shares subject to redemption associated with this obligation that was charged directly to retained earnings is included as a reduction to income available to common stockholders.
(ii)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which we adopted on July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earning per Share. The Stockholders Agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.

(b)	Comparable stores are stores that were open during the full periods for which a comparison is being made. For example, comparable stores for the annual analysis as of December 31, 2004 are those stores that were open for at least 24 months on that date.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes in Item 8 of this report.

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money transfers and money orders. We operated 371 stores in 22 states at December 31, 2004. In all but one of these states, North Carolina, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. In North Carolina, we have an arrangement with County Bank to which we provide various services in connection with the bank’s origination of payday loans in our stores and from which we purchase a pro rata participation interest in those loans. In February 2005, we began to provide similar services in Texas for a second lending bank. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the annual analysis as of December 31, 2004 have been open at least 24 months on that date. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to exceed 20,000 payday loan stores. We believe our industry is highly fragmented as 10 companies operate approximately 8,000 stores in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with any such transactions. In the last five years, however, we have opened 184 new stores, acquired 97 stores and closed 32 stores, while maintaining competitive store gross margins and reporting growth in comparable store revenues.

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. To the extent that states enact legislation that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. We actively monitor and evaluate regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We record revenue from loans upon issuance. The term of a loan is generally 14 days for a payday loan and 30 days for a title loan. At the end of each month, we record an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

Generally, we recognize revenue for check cashing and other services when those services are provided to the customer, which is at the time of sale.

Provision for Losses and Returned Item Policy

We record a provision for losses associated with loans made to customers when checks presented to the bank for payment are returned as uncollected. On the date we receive a returned check, all accrued fees, interest and outstanding principal are charged off, generally within 15 days after the due date of the loan. Accordingly, the loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

With respect to the loans receivable at each period end, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes our pro rata participation in purchased payday loans in North Carolina.

The allowance for loan losses is determined by evaluating the aggregate payday and title loan portfolio based on our historical level of loans charged to expense and our collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year. We believe that, at any given point in time, our recent collection history reflects general economic conditions. We do not specifically reserve for any individual loan. Our experience over the last several years demonstrates that our estimates of the allowance for loan losses have been reasonable. Accordingly, we do not expect to alter our methodology unless factors come to our attention that would require a change in approach.

We aggregate payday loans and title loans for purposes of computing the loss allowance. We believe that aggregation is appropriate based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of total volume). Our experience has been that a separate calculation of our payday and title loan loss allowances would yield a substantially similar result to the combined calculation. If the allowance for loan losses was at the high end of this percentage range, when applied to accounts receivable as of December 31, 2003 and December 31, 2004, the allowance for loan losses would have increased by approximately $400,000 and $510,000, respectively.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$650	$750	$1,090
Adjustments to provision for losses based on evaluation of outstanding receivables at year end	100	340	430

Balance, end of year	$750	$1,090	$1,520

Provision for losses
Charge-offs to expense	$32,934	$45,665	$51,956
Recoveries	(18,091)	(24,712)	(26,522)
Adjustments to provision for losses based on evaluation of outstanding receivables at year end	100	340	430

Total provision for losses	$14,943	$21,293	$25,864

Our business is seasonal due to the fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. For a typical store, the provision for losses is typically lower in the first quarter of the year as a percentage of revenues due to improved collection experience associated with our customers’ receipt of income tax refunds. The second and third quarters of each year generally reflect the continued trend to a higher provision for losses as a percentage of revenues, with the fourth quarter typically having the highest level of provision for losses, indicative of the strong demand for loans and associated higher likelihood of losses.

Accounting for Leasehold Improvements

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease life plus reasonably assured renewals has generally ranged between 10 to 12 years. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our stores, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: i) the importance of the store location to the ultimate success of the store, ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. As of December 31, 2003 and December 31, 2004, we reported a net deferred tax liability in the consolidated balance sheet.

Valuation of Long-Lived Assets

We regularly review the carrying value of our long-lived assets with respect to any events or circumstances that indicate impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, which is calculated based upon future undiscounted cash flows estimated to be generated by those assets, the carrying values of these assets are reduced to fair value.

Accounting for Goodwill and Intangible Assets

As of December 31, 2004, our goodwill and intangible assets totaled $7.3 million. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

In connection with each of our acquisitions, an evaluation is completed to determine a reasonable purchase price allocation. The purchase price allocation process requires management estimates and judgment as to expectations for the acquisition. For example, certain growth rates and operating margins were assumed for different acquisitions. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for goodwill and intangible assets could be subject to charges for impairment in the future.

We review the recoverability of goodwill and other intangible assets having indefinite useful lives using a fair-value based approach on an annual basis, or more frequently whenever events occur or circumstances indicate that the asset might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset.

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2004. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as the fair value of each business unit exceed its carrying value. See Note 7 “Acquisitions, Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for additional information.

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,			Year Ended December 31,
	2002	2003	2004	2002	2003	2004
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$59,006	$86,010	$112,679	83.2%	87.3%	90.3%
Other	11,901	12,484	12,144	16.8%	12.7%	9.7%

Total revenues	70,907	98,494	124,823	100.0%	100.0%	100.0%

Store expenses
Salaries and benefits	15,646	21,279	26,725	22.1%	21.6%	21.4%
Provision for losses	14,943	21,293	25,864	21.1%	21.6%	20.7%
Occupancy	8,509	10,862	12,502	12.0%	11.0%	10.0%
Depreciation and amortization	952	1,397	1,674	1.3%	1.4%	1.3%
Other	7,070	7,571	10,025	10.0%	7.7%	8.1%

Total store expenses	47,120	62,402	76,790	66.5%	63.3%	61.5%

Store gross profit	23,787	36,092	48,033	33.5%	36.7%	38.5%

Regional expenses	4,949	5,613	7,404	7.0%	5.7%	5.9%
Corporate expenses	4,815	6,324	9,757	6.8%	6.4%	7.8%
Depreciation and amortization	241	538	763	0.3%	0.6%	0.6%
Interest expense, net	879	936	499	1.2%	1.0%	0.4%
Other expense (income), net	22	35	(266)	0.0%	0.0%	(0.1)%

Income before taxes	12,881	22,646	29,876	18.2%	23.0%	23.9%

Provision for income taxes	5,046	8,722	11,397	7.1%	8.9%	9.1%

Net Income	$7,835	$13,924	$18,479	11.1%	14.1%	14.8%

Comparable Store Data:
	2003	2004
2004 to 2003:
Total revenues generated by all comparable stores (in thousands)	$93,348	$109,908
Total number of comparable stores	244	244
Average revenue per comparable store (in thousands)	$383	$450

	2002	2003
2003 to 2002:
Total revenues generated by all comparable stores (in thousands)	$66,025	$79,961
Total number of comparable stores	192	192
Average revenue per comparable store (in thousands)	$344	$401

SUMMARY OF OPERATING INFORMATION

The following tables set forth our store information and other operating information for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
Store Information:
Number of stores, beginning of year	204	258	294
De novo stores opened	55	45	54
Acquired stores	6		29
Stores closed	7	9	6

Number of stores, end of year	258	294	371

Average number of stores open during year	221	278	313

	Year Ended December 31,
	2002	2003	2004
Other Information:
Loan volume (in thousands)	$398,494	$590,071	$783,465
Average revenue per store (in thousands)	321	354	399

Average loan size (principal plus fee)	$289	$314	$338
Average fees per loan	44.11	47.76	50.99

Results of Operations – 2004 Compared to 2003

Net Income

For the year ended December 31, 2004, net income was $18.5 million compared to $13.9 million in 2003. The increase in net income of $4.6 million is primarily attributable to improved revenues due to higher payday loan volumes (as a result of increases in the average loan size and the number of customers), and higher store gross margins, which are indicative of favorable loss experience and efficient operations.

Revenues

Revenues totaled $124.8 million in 2004 compared to $98.5 million in 2003, an increase of $26.3 million or 26.7%. This increase in revenues was primarily due to a 32.8% increase in payday loan volumes as a result of higher customer demand and an increase in the average size of payday loans, offset partially by a decline in the average fee rate. We originated approximately $783.5 million through payday loans during 2004 compared to $590.1 million during the prior year. Average fees received from customers per loan increased from $47.76 in 2003 to $50.99 in 2004 as a result of higher average loan sizes. The fee rate declined slightly from $17.93 per $100.00 to $17.77 per $100.00 due to changes in the mix of states in which we earn our fees. This fee rate will continue a slight decline in 2005 as we enter into or expand in states that have lower fee structures.

We evaluate our stores based on revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth as a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable stores and new stores:

	Year Ended December 31,
	2003	2004
	(in thousands)
Comparable stores	$93,348	$109,908
Stores opened in 2003	3,101	12,056
Stores opened in 2004		2,125
Other (a)	2,045	734

Total	$98,494	$124,823

(a)	represents primarily closed stores

Revenues in 2004 for comparable stores (stores open at least 24 months as of December 31, 2004) improved $16.6 million, or 17.8%, from $93.3 million to $109.9 million. This increase was primarily a result of higher payday loan volume during the current year period. Revenues for stores added during 2003 and 2004, increased by $11.1 million from year to year. The aggregate increase from comparable stores and new stores was partially offset by the loss of revenues from stores that were closed during 2003 and 2004.

Revenues from check cashing, title loans and other sources totaled $12.5 million and $12.1 million for the year ended December 31, 2003 and 2004, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Check cashing fees	$6,361	$6,075	6.5%	4.9%
Loan fees on title loans	4,405	4,299	4.5%	3.4%
Other fees	1,718	1,770	1.7%	1.4%

Total	$12,484	$12,144	12.7%	9.7%

The slight revenue decline reflects lower check cashing and title loan volumes. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expense

Total store expenses were $76.8 million during 2004, compared to $62.4 million in 2003, an increase of $14.4 million, or 23.1%. Salaries and benefits increased by $5.4 million to $26.7 million in 2004 versus $21.3 million in 2003, due to an increase in the number of employees as a result of the growth in new stores and higher bonuses for employees at existing stores in recognition for improvements in store gross profit. The average number of store employees during 2004 was 1,020 compared to 789 in the prior year.

Our provision for losses for the year ended December 31, 2004 totaled $25.9 million, a 21.6% increase over 2003. This rate of increase was lower than revenue growth, resulting in a decline in losses as a percentage of revenues from 21.6% during 2003 to 20.7% in 2004. The improvement in the loss ratio year to year is largely due to favorable experience in first quarter 2004, which we believe was attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003.

Occupancy costs increased $1.6 million, or 14.7%, in 2004 compared to 2003 due to the addition of stores during 2003 and 2004. Occupancy costs as a percentage of revenues improved from 11.0% in 2003 to 10.0% in 2004, indicative of the fixed nature of these costs. Depreciation and amortization increased $277,000 due to leasehold improvements associated with the opening of de novo stores, the timing of which occurred in the second half of the year. Other costs, which include advertising, utilities, and office supplies increased $2.5 million, or 32.9%, primarily due to growth in stores.

Store Gross Profit

Store gross profit improved $11.9 million, or 33.0%, from $36.1 million in 2003 to $48.0 million in 2004. Store gross margin increased to 38.5% in 2004 compared to 36.7% in 2003. The following table summarizes our store gross profit by comparable stores and new stores:

	Year Ended December 31,
	2003	2004
	(in thousands)
Comparable stores	$37,697	$47,763
Stores opened in 2003	(1,561)	2,853
Stores opened in 2004		(2,088)
Other	(44)	(495)

Total	$36,092	$48,033

Comparable store gross profit increased 26.7% in 2004 versus 2003. Comparable store gross margins were 43.5% in 2004 compared to 40.4% in 2003. This improvement reflects higher revenues, a lower provision for losses and leveraging of fixed costs. Stores opened during 2003 earned a gross profit of $2.9 million in 2004, with a store margin of 23.7%, versus a net loss of $1.6 million in 2003. Stores opened during 2004 totaled a net loss of $2.1 million.

Regional and Corporate Expenses

Regional and corporate expenses increased $5.2 million, from $11.9 million for the year ended December 31, 2003 to $17.1 million for the year ended December 31, 2004. Together, regional and corporate expenses were approximately 14% of revenues in 2004 compared to 12% of revenues in 2003, which continues to remain below our expected annual range of 15% to 16% of revenues. The higher level of regional and corporate expenses reflects the additional reporting and compliance costs of being a public company, as well as growth of the corporate infrastructure. Approximately 74% of regional expenses, which increased $1.8 million year to year, represent salaries and benefits that grew based on the addition of employees to manage the growth in the number of stores. The remaining $3.4 million of increase year to year is attributable to higher corporate costs. Approximately 53% of corporate expenses are salaries and benefits, which were higher in 2004 due to the addition of personnel and higher performance-based incentive compensation. Corporate personnel were added to enhance the corporate infrastructure, particularly in construction management, human resources and training. The remainder of the corporate expenses represents various other costs, such as professional expenses, printing costs, corporate-level advertising and others.

Interest

Interest expense totaled $499,000 for the year ended December 31, 2004 compared to interest expense of $936,000 in 2003. The decrease in interest expense year to year was attributable to lower average debt balances in 2004 versus 2003, primarily due to the repayment of all indebtedness with the proceeds received in connection with the public offering completed in July 2004. In addition, we earned interest income during 2004 due to the investment in cash equivalents of the remaining proceeds from the public offering.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2004 declined slightly to 38.1% from 38.5% in the prior year. We expect our effective income tax rate for 2005 to be in the range of 38.2% to 38.8%.

RESULTS OF OPERATIONS – 2003 COMPARED TO 2002

Net Income

For the year ended December 31, 2003, net income was $13.9 million compared to $7.8 million in 2002. This $6.1 million increase in net income was due to higher revenues resulting from strong loan volume as a result of an increase in our average loan size and number of customers, and higher gross margins which are indicative of our efficient operations.

Revenues

Revenues totaled $98.5 million for the year ended December 31, 2003 compared to $70.9 million for the year ended December 31, 2002, an increase of $27.6 million or 38.9%. This increase in total revenues was primarily the result of an increase in payday loan volume. During 2003, we originated approximately $590.1 million through payday loans, with an average loan size of $314.14, compared to $398.5 million in payday loan volume with an average loan size of $288.53 in 2002.

The following table provides a summary of our revenues by comparable stores and new stores:

	Year Ended December 31,
	2002	2003
	(in thousands)
Comparable stores	$66,025	$76,961
Stores opened in 2002	4,019	17,855
Stores opened in 2003		3,101
Other	863	577

Total	$70,907	$98,494

Revenues from stores opened or acquired during 2002 that had a full year of revenue during 2003 represented $13.8 million of the increase year to year. Comparable store revenues during 2003 increased $10.9 million, or 16.6%, primarily as a result of (i) a higher number of payday loans made during 2003, (ii) the resumption of revenues earned from our stores in Indiana due to enactment of a new payday loan law in Indiana, and (iii) a different banking relationship for payday loans in North Carolina that provided higher payday loan volume compared to prior years. The remaining increase in revenues during 2003 compared to 2002 reflects revenues earned from stores added during 2003, partially offset by stores that were closed during the year.

Revenues from check cashing, title loans and other sources totaled $11.9 million and $12.5 million for the year ended December 31, 2002 and 2003, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2002	2003	2002	2003
	(in thousands)		(percentage of revenues)
Check cashing fees	$6,257	$6,361	8.8%	6.5%
Loan fees on title loans	4,306	4,405	6.1%	4.5%
Other fees	1,338	1,718	1.9%	1.7%

Total	$11,901	$12,484	16.8%	12.7%

The increase in revenues from other sources reflects modest improvements in check cashing and title loan revenues, primarily as a result of the inclusion of stores in fiscal 2003 totals that were opened during 2002 and 2003. While revenues for these ancillary products and services increased year to year, their percentage of total revenues declined from 16.8% in 2002 to 12.7% in 2003, reflecting our reduced emphasis on these non-core products and services.

Store Expenses

Store expenses were $62.4 million during 2003, compared to $47.1 million in 2002, an increase of $15.3 million, or 32.5%. Higher store expenses reflected an increase in the provision for losses, which increased from $14.9 million in 2002 to $21.3 million in 2003, and higher salaries and benefits, which rose $5.7 million from $15.6 million in 2002 to $21.3 million in 2003. Our provision for losses increased ratably with the increase in revenues year to year, representing 21.6% of revenues in 2003 versus 21.1% of revenues in 2002. With respect to salaries and expenses, the effect of a full year of compensation costs for the employees working in the 55 new stores opened during 2002 and the 45 new stores opened in 2003 accounted for the majority of the increase, partially offset by the savings associated with closed stores.

While occupancy costs increased $2.4 million from 2002 to 2003 as a result of stores added in 2002 and 2003, as a percentage of revenue, occupancy costs declined to 11.0% from 12.0% due to revenue increases year to year. Depreciation and amortization increased $445,000 from 2002 to 2003 due to leasehold improvements associated with de novo stores. Other costs, which include advertising, utilities and office supplies, increased $501,000 in 2003 compared to 2002 with higher general office costs substantially offset by a $0.9 million decline in advertising as a result of a reduced focus on new store promotional activities. The rate of the increase in other costs, however, trailed that of revenues, resulting in improvements when analyzed as a percentage of revenue.

Store Gross Profit

Store gross profit increased $12.3 million from $23.8 million for the year ended December 31, 2002 to $36.1 million for the year ended December 31, 2003. Store gross margins improved to 36.7% in 2003 compared to 33.5% in 2002. The following table summarizes our store gross profit by comparable stores and new stores:

	Year Ended December 31,
	2002	2003
	(in thousands)
Comparable stores	$24,691	$32,383
Stores opened in 2002	(385)	5,539
Stores opened in 2003		(1,559)
Other	(519)	(271)

Total	$23,787	$36,092

Comparable store gross margins were 42.1% in 2003 compared to 37.4% in 2002. Stores added during 2002 earned gross profit of $5.5 million during 2003, with a store margin of 31.0%. De novo stores opened during 2003 lost approximately $1.6 million.

Regional and Corporate Expenses

Regional expenses totaled $5.6 million for 2003 compared to $4.9 million for 2002, an increase of $664,000, or 13.6%. This increase was primarily attributable to the addition of stores during 2002 and 2003, which led to higher salaries and benefits with the addition of regional personnel. Corporate expenses increased from $4.8 million in 2002 to $6.3 million in 2003, reflecting ongoing efforts to provide timely and effective strategic and administrative support to the various locations through a professional corporate infrastructure. Together, regional and corporate expenses as a percentage of revenues decreased from 13.8% during 2002 to 12.1% during 2003.

Interest Expense

Interest expense increased slightly in 2003 to $936,000 from $879,000 in 2002. Higher average debt balances in 2003 compared to 2002, particularly as a result of the $15.0 million borrowed in fourth quarter 2003 to fund a stock redemption, were substantially offset by the benefit of declining interest rates during 2003.

Income Tax Provision

Our provision for income taxes increased to $8.7 million in 2003 compared to $5.0 million in 2002 as a result of higher pretax income. Our effective income tax rate declined from 39.2% in 2002 to 38.5% in 2003, primarily as a result of tax planning strategies related to state income taxes.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Cash flows provided by (used for):
Operating activities	$4,418	$9,095	$9,265
Investing activities	(5,725)	(5,077)	(9,838)
Financing activities	447	(2,512)	31,602

Net increase (decrease) in cash and cash equivalents	(860)	1,506	31,029

Cash and cash equivalents, beginning of year	8,851	7,991	9,497

Cash and cash equivalents, end of year	$7,991	$9,497	$40,526

Cash Flow Discussion

During the year ended December 31, 2004, our cash and cash equivalents increased approximately $31.0 million. This increase is primarily attributable to net proceeds from our initial public offering, partially offset by repayment of all indebtedness. Net income (after adjustments for non-cash items such as provision for losses, deferred income taxes and depreciation and amortization) essentially funded growth in payday loans, payment of dividends and capital expenditures.

Net cash provided by operating activities was $4.4 million in 2002, $9.1 million in 2003 and $9.3 million in 2004. The slight increase in operating cash flows from 2003 to 2004 was chiefly attributable to higher net income after non-cash adjustments year to year, partially offset by an increase in the loans receivable balance. Other working capital changes were essentially even year to year, with fluctuations in income taxes payable associated with the timing of tax payments being largely offset by movements in various accrued expenses and other liabilities. The increase in operating cash flows from 2002 to 2003 was primarily due to the improvement in net income partially offset by a higher receivable balance.

Net cash used for investing activities totaled $5.7 million, $5.1 million and $9.8 million in 2002, 2003 and 2004, respectively. Our investing activities primarily relate to the purchases of property and equipment for our new and existing stores and the acquisition of new stores. Capital expenditures were $4.3 million, $5.2 million and $9.3 million in 2002, 2003 and 2004, respectively. The higher level of expenditures in 2004 reflects renovation efforts at existing stores, including updated signage, improved security and general enhancements and a 20% increase in de novo stores during the year.

Other significant investing activities in 2004 included the acquisition of 29 stores with an aggregate cost of $2.5 million, partially offset by proceeds from the sale of property and equipment totaling $1.8 million. In November 2004, we acquired 20 payday loan stores in Oklahoma and certain assets for a total of $1.4 million. The stores acquired had been open for less than one year. The excess of the acquisition cost over the fair value of the net assets acquired totaled approximately $910,000. Of this total, we have initially allocated $900,000 to goodwill and $10,000 to an identified intangible asset for a non-compete agreement. In December 2004, we completed two separate acquisitions for a total of nine stores and certain assets for approximately $1.1 million. These stores were located in Missouri and Arizona. The excess of the acquisition cost over the fair value of the net assets acquired totaled approximately $967,000, all of which was initially allocated to goodwill. The amounts recorded as goodwill and intangible assets for each acquisition could change once the final purchase price allocations are completed. During 2002, we paid approximately $1.5 million for the acquisition of six stores.

Net cash provided by (used for) financing activities was $0.4 million in 2002, $(2.5) million in 2003 and $31.4 million in 2004. The inflows in 2004 resulted from $63.7 million in net proceeds from our initial public offering, partially offset by repayment of indebtedness totaling $30.6 million, including $26.1 million paid in July 2004. In addition, we paid $3.1 million in dividends to stockholders. The use of proceeds in 2003 primarily relates to the $15.0 million repurchase of stock in the fourth quarter of 2003, which was partially offset by $13.2 million in net borrowings to fund this stock purchase. In 2002, the proceeds from financing activities reflect the net borrowings during the year.

Liquidity and Capital Resource Discussion

In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from the public offering. The remaining portion of the proceeds from the offering (approximately $37.6 million) is being used to pursue growth and to fund working capital needs. We believe that cash flows from operations and the remaining net proceeds of the public offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new store expansion, and to complete opportunistic acquisitions. In connection with the repayment of indebtedness, we terminated our revolving credit facility. We expect to negotiate a new credit facility during the next six months.

As part of our growth strategy, we intend to open de novo stores and pursue acquisitions in existing and new markets. During 2003 and 2004, we were able to achieve de novo unit store growth of 17.4% and 18.4%, respectively. In addition, we acquired 29 stores in 2004. We expect to achieve between 40% to 50% unit store growth for the full year 2005. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo store include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the store size, location and the services being offered. The average cost of capital expenditures was approximately $53,000 per store for new stores opened in 2003 and 2004. In addition, for de novo stores opened during 2002, the loans receivable balance averaged approximately $140,000 at the end of the second year of operations. With respect to losses, a first-year store will incur higher losses as a percentage of revenues (generally ranging between 30% to 35% of revenues) than older stores because the new store is establishing itself in the community and collecting information about the customer base.

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We expect to move into the new location in the second quarter of 2005. An estimated $2.0 million of capital expenditures in 2005 will be necessary to complete the tenant improvements, furnishings and technology for the new office space. In addition, we expect rent expense to increase by approximately $675,000 per year as a result of the lease.

Concentration of Risk

Stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 25%, 16%, 9%, 9% and 8%, respectively, of total revenues for the year ended December 31, 2004. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

Impact of Inflation

We do not believe that inflation has a material impact on our income or operations.

Seasonality

Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Our provision for losses historically fluctuates with these changes in payday loan demand, with higher charges in the second and third quarters of each calendar year and lower charges in the first quarter of each calendar year. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Contractual Obligations and Commitments

The following table summarizes our future commitments and obligations at December 31, 2004. The future commitments and obligations include payments required for the initial non-cancelable term of the operating lease and any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$24,802	$8,252	$11,605	$4,048	$897
Reasonably assured renewals of operating leases	43,483	312	4,290	9,688	29,193

Total	$68,285	$8,564	$15,895	$13,736	$30,090

As noted above, in February 2005, we entered into a seven-year lease for new corporate headquarters that is expected to total approximately $4.7 million over the term of the lease, which is equivalent to approximately $675,000 per year.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and therefore, we will adopt the standard during the third quarter of 2005. We expect that the adoption of SFAS 123R will increase compensation expense by approximately $900,000 for the year ended December 31, 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires that loans acquired in a transfer be accounted for at fair value, including loans acquired in purchase business combinations. In addition, no allowance for loan losses or other valuation is permitted at the time of valuation. Valuation allowances should reflect only loan losses incurred after the acquisition. SOP 03-3 is effective for loans acquired after December 15, 2004. We adopted SOP 03-3 on January 1, 2005, and will apply its standards to the loans receivable balances that are acquired, if any.

In July, 2003, we adopted the Financial Accounting Standards Board, or FASB, Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This Interpretation elaborates on the disclosures required by guarantors in their interim and annual financial statements. It also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements were effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As of December 31, 2004, we had not guaranteed indebtedness of others, and therefore, the adoption of this statement did not have an impact on our consolidated financial condition, consolidated results of operations or liquidity. Beginning in 2005, we will comply with the requirements of FIN 45 with respect to our agreement with a lending bank in Texas (see below).

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for the first interim period beginning after June 15, 2003. Pursuant to SFAS 150, we recorded a $17.0 million liability for mandatory stock redemption related to a stockholders agreement we entered into with two principal stockholders. Pursuant to the stockholders agreement, we maintained insurance policies with respect to these two stockholders that covered the entire $17.0 million obligation. This stockholders agreement terminated effective June 30, 2004.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to change to a fair value based methodology of accounting for stock-based employee compensation and continue to follow the provisions set forth in APB 25. We have complied with the disclosure provisions set forth in SFAS 148 as reflected in our consolidated financial statements and accompanying notes.

In January 2003, the FASB issued FASB Interpretation No. 46 (R) (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that variable interest entities be consolidated by their primary beneficiary. FIN 46 became effective with all financial statements issued after January 31, 2003. We do not have investments in or any relationships with any variable interest entities, and therefore the adoption of this statement did not have an impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements with a Lending Bank

In February 2005, we entered into a marketing and service agreement with First Bank of Delaware, a Delaware state chartered bank (FBD), with respect to short-term consumer loans to be made by the bank in the State of Texas. Under this agreement, we will provide various marketing and servicing services to FBD in connection with FBD’s short-term consumer loans in Texas, for which we will be paid fees by FBD. We will also earn additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. During 2005, we expect to open at least 15 stores in Texas that will market and service short-term consumer loans in Texas for this bank.

Although we will market and service these FBD loans, FBD is responsible for reviewing each loan application and determining whether the application is approved for a loan. We are not involved in the loan approval process, in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in these loans. Consequently, FBD loans will not be included in our loans receivable and will not be reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans we service, less FBD’s targeted loan loss ratio. Therefore, we could be obligated to pay FBD for loan losses in excess of the targeted loan loss rate.

Because of our economic exposure for potential losses related to the FBD loans, we will establish a payable to reflect our anticipated losses related to uncollected FBD loans. The payable will be recognized at its fair value pursuant to FIN 45. Although we have not had any long-term experience with FBD loans, we believe that the loss experience with FBD loans will be similar to the loss experience with our direct short-term loans. Accordingly, the payable for amounts due to FBD for losses on FBD loans will be established at a level similar to the loan loss allowance for our other loan services. We cannot guarantee, however, that our estimates will be accurate, and if the FBD loan losses are materially greater than our recorded amount payable to FBD, it could have a material adverse effect on our financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2004, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America. In addition, we do not have any outstanding debt as of December 31, 2004. As such, risk related to interest fluctuations is considered minimal.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data appear following Item 15 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, having evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Acts”)) as of the end of the period covered by this report, and have concluded that our design and operations of our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

The Sarbanes-Oxley Act of 2002 (the Act), imposed many requirements regarding corporate governance and financial reporting. We will be required by the Act to include an assessment of our internal controls over financial reporting and our independent registered public accountants will be required to attest to this report in our Annual Report on Form 10-K beginning with our filing for the fiscal year ended December 31, 2005.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 11. Executive Compensation

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages F-1 to F-23 of this report, are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Index to Exhibits at end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DON EARLY Don Early Chairman of the Board and Chief Executive Officer

Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2005.

/s/ RICHARD B. CHALKER Richard B. Chalker Director	/s/ DON EARLY Don Early Chairman of the Board and Chief Executive Officer

/s/ GERALD F. LAMBERTI Gerald F. Lamberti Director	/s/ MARY LOU ANDERSEN Mary Lou Andersen Vice Chairman, Secretary and Director

/s/ FRANCIS P. LEMERY Francis P. Lemery Director	/s/ DARRIN J. ANDERSEN Darrin J. Andersen President and Chief Operating Officer

/s/ MARY V. POWELL Mary V. Powell Director	/s/ DOUGLAS E. NICKERSON Douglas E. Nickerson Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GREGORY L. SMITH Gregory L. Smith Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Kansas City, Missouri

March 14, 2005

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2004
Assets:
Cash and cash equivalents	$9,497	$40,526
Loans receivable, less allowance for losses of $1,090 at December 31, 2003 and $1,520 at December 31, 2004	35,933	49,385
Prepaid expenses and other current assets	1,352	2,893

Total current assets	46,782	92,804

Property and equipment, net	11,852	17,236
Goodwill	5,431	7,298
Other assets, net	864	1,098

Total assets	$64,929	$118,436

Liabilities:
Accounts payable	$276	$396
Accrued expenses and other liabilities	1,235	2,751
Deferred revenue	2,188	2,926
Income taxes payable	1,051
Deferred income taxes	2,517	3,428
Revolving credit facility	6,256
Current portion of long-term debt	4,718

Total current liabilities	18,241	9,501

Deferred income taxes	1,475	2,643
Liability for mandatory stock redemption	17,000
Long-term debt, less current portion	18,880

Total liabilities	55,596	12,144

Commitments and contingencies (Notes 10 and 15)

Stockholders’ equity:
Common stock - $0.01 par value: 75,000,000 shares authorized; 19,087,600 shares issued at December 31, 2003 and 20,371,000 shares issued at December 31, 2004	191	204
Additional paid-in capital	5,248	69,417
Retained earnings	21,292	36,671
Treasury stock, at cost	(17,165)
Notes received for equity	(233)

Total stockholders’ equity	9,333	106,292

Total liabilities and stockholders’ equity	$64,929	$118,436

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Payday loan fees	$59,006	$86,010	$112,679
Other	11,901	12,484	12,144

Total revenues	70,907	98,494	124,823

Store expenses:
Salaries and benefits	15,646	21,279	26,725
Provision for losses	14,943	21,293	25,864
Occupancy	8,509	10,862	12,502
Depreciation and amortization	952	1,397	1,674
Other	7,070	7,571	10,025

Total store expenses	47,120	62,402	76,790

Store gross profit	23,787	36,092	48,033

Regional expenses	4,949	5,613	7,404
Corporate expenses	4,815	6,324	9,757
Depreciation and amortization	241	538	763
Interest expense, net	879	936	499
Other expense (income), net	22	35	(266)

Income before taxes	12,881	22,646	29,876
Provision for income taxes	5,046	8,722	11,397

Net income	$7,835	$13,924	$18,479

Weighted average number of common shares outstanding:
Basic	18,915	15,935	15,864
Diluted	19,256	16,436	16,970

Earnings per share:
Basic	$0.41	$0.41	$1.03
Diluted	$0.41	$0.39	$0.96

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
	Shares	Amount
Balance, January 1, 2002	18,915	$191	$5,819	$5,229	$(2,165)	$(320)	$8,754
Net income and comprehensive income				7,835			7,835
Other, net			33			43	76

Balance, December 31, 2002	18,915	191	5,852	13,064	(2,165)	(277)	16,665
Net income and comprehensive income				13,924			13,924
Shares subject to mandatory redemption			(704)	(5,296)			(6,000)
Repurchase of common stock	(3,733)				(15,000)		(15,000)
Dividends to stockholders				(400)			(400)
Other, net			100			44	144

Balance, December 31, 2003	15,182	191	5,248	21,292	(17,165)	(233)	9,333
Net income and comprehensive income				18,479			18,479
Dividends to stockholders				(3,100)			(3,100)
Stock issued in connection with initial public offering	5,000	13	46,749		16,933		63,695
Exercise of stock options and related tax benefits	189		321		232		553
Termination of mandatory stock redemption agreement			17,000				17,000
Other, net			99			233	332

Balance, December 31, 2004	20,371	$204	$69,417	$36,671	$—	$—	$106,292

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$7,835	$13,924	$18,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,193	1,935	2,437
Provision for losses	14,943	21,293	25,864
Deferred income taxes	1,490	1,647	1,927
Other, net	55	135	(167)
Stock option income tax benefits			175
Changes in assets and liabilities, net of acquisitions:
Loans receivable, net	(21,493)	(30,607)	(38,737)
Prepaid expenses and other assets	(398)	(33)	(651)
Other assets	(606)	422	(464)
Accounts payable	990	(714)	120
Accrued expenses, other liabilities and deferred revenue	(418)	103	2,254
Income taxes	827	990	(1,972)

Net operating	4,418	9,095	9,265

Cash flows from investing activities:
Purchase of property and equipment	(4,275)	(5,193)	(9,283)
Proceeds from sale of property and equipment	80	216	1,790
Acquisition costs, net	(1,530)		(2,527)
Other, net		(100)	182

Net investing	(5,725)	(5,077)	(9,838)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(4,150)	432	(6,256)
Payments on long-term debt	(1,496)	(11,107)	(24,347)
Proceeds from long-term debt	6,050	23,865	1,000
Net proceeds from initial public offering			63,695
Dividends to stockholders		(400)	(3,100)
Purchase of treasury stock		(15,000)
Exercise of stock options			378
Other, net	43	(302)	232

Net financing	447	(2,512)	31,602

Cash and cash equivalents:
Net increase (decrease)	(860)	1,506	31,029
At beginning of year	8,851	7,991	9,497

At end of year	$7,991	$9,497	$40,526

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$2,729	$6,085	$11,345
Interest	949	915	846

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 20-year history.

Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally 14 days and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection. Certain locations offer payday loans from a third-party financial institution, from which the Company purchases a pro rata participation (see Note 3).

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state. As of December 31, 2004, the Company operated 371 stores with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Utah, Virginia, Washington and Wisconsin.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation.

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally 14 days for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Check cashing fees	$6,257	$6,361	$6,075
Title loan fees	4,306	4,405	4,299
Other fees	1,338	1,718	1,770

Total	$11,901	$12,484	$12,144

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The Company invests excess funds in short-term money markets and auction rate certificates. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. The Company also invests funds in short-term, interest-bearing repurchase agreements. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institutions. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2003 and 2004.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2002	2003	2004
Average amount of cash provided to customer	$244.42	$266.38	$286.98
Average fee received by the Company	$44.11	$47.76	$50.99
Average term of loan (days)	14	14	15

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 15 days of their due date. Accordingly, the loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes the Company’s pro rata participation in purchased payday loans as discussed in Note 3.

The allowance for loan losses is determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense, and the Company’s collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year. The Company believes that, at any given point in time, its recent collection history reflects general economic conditions. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of the total volume).

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following table summarizes the activity in the allowance for loan losses and the provision for losses:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Allowance for Loan Losses
Balance at beginning of year	$650	$750	$1,090
Adjustment to provision for losses based on evaluation of outstanding receivables at year end	100	340	430

Balance, end of year	$750	$1,090	$1,520

Provision for Losses
Charged-off to expense	$32,934	$45,665	$51,956
Recoveries	(18,091)	(24,712)	(26,522)
Adjustment to provision for losses based on evaluation of outstanding receivables at year end	100	340	430

Total provision for losses	$14,943	$21,293	$25,864

Store Expenses. The direct costs incurred in operating the Company’s stores have been classified as store expenses. Store expenses include salaries and benefits of store employees, loan losses, rent and other occupancy costs, depreciation and amortization of store property and equipment, armored and security costs, and other costs incurred by the stores.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated generally over 39 years. Data processing equipment, data processing software, furniture, fixtures, vehicles and other equipment are generally depreciated from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which generally ranges from 1 to 15 years with an average of 10 years, or the estimated useful life of the related asset. Repair and maintenance expenditures that do not significantly extend asset lives are charged to expense as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in income.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $2.3 million, $1.4 million and $2.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired stores using purchase accounting. Intangible assets, which are included in other assets, consist of debt issuance costs, non-compete agreements and other assets.

During 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for all acquisitions. Under SFAS 142, goodwill and other intangible assets having indefinite useful lives are no longer amortized. The useful lives of other intangible assets were reassessed, and the remaining amortization periods were adjusted accordingly.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. The Company adopted the provisions of SFAS 141 and SFAS 142 on January 1, 2002. No goodwill impairment was recognized during 2002, 2003 or 2004.

Impairment of Long-Lived Assets. The Company evaluates all long-lived assets, including intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of these assets cannot be recovered by the undiscounted net cash flows they will generate.

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options represents the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. During 2003 and through June 30, 2004, the Company used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders (see Note 13).

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income	$7,835	$13,924	$18,479
Less: reduction to retained earnings in connection with shares subject to redemption as discussed in Note 13		5,296
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 13		2,162	2,135

Income available to common stockholders	$7,835	$6,466	$16,344

Weighted average number of actual common shares outstanding	18,915	18,138	17,664
Less: weighted average number of shares from mandatory stock redemption as discussed in Note 13		2,203	1,800

Weighted average basic common shares outstanding	18,915	15,935	15,864
Incremental shares from assumed conversion of stock options	341	501	1,106

Weighted average diluted common shares outstanding	19,256	16,436	16,970

Basic earnings per share	$0.41	$0.41	$1.03

Diluted earnings per share	$0.41	$0.39	$0.96

All options that were outstanding for the years ended December 31, 2002 and 2003 were included in the computation of diluted earnings per share because the exercise prices were equal to or lower than the average market prices of the common shares. For the year ended December 31, 2004, the weighted average of 25,027 options were excluded from the computation because the exercise price of these options was higher than the average market price of the common shares.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. There was no stock-based employee compensation expense reflected in the Company’s reported net income for the years ended December 31, 2002, 2003 or 2004 because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In 2002, the Company granted stock options to a non-employee. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense in the consolidated financial statements of approximately $33,000, $100,000, and $99,000 for the years ended December 31, 2002, 2003 and 2004, respectively, related to these non-employee option grants.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If the Company had applied the provisions set forth in SFAS 123 with respect to stock options to employees, compensation expense for the years ended December 31, 2002, 2003 and 2004 would have been approximately $394,000, $359,000, and $750,000, respectively, higher than is reported in the consolidated financial statements for each year. See Note 9 for additional stock option disclosures and information. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options:

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income as reported	$7,835	$13,924	$18,479
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits (a)	(394)	(359)	(733)

Pro forma net income	7,441	13,565	17,746
Less: reduction to retained earnings in connection with shares subject to redemption as discussed in Note 13		5,296
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 13		2,162	2,135

Pro forma net income available to common stockholders	$7,441	$6,107	$15,611

Basic earnings per share
As reported	$0.41	$0.41	$1.03
Pro forma	$0.39	$0.38	$0.98

Diluted earnings per share
As reported	$0.41	$0.39	$0.96
Pro forma	$0.39	$0.37	$0.92

(a)	The pro forma computation assumes that the Company does not receive a tax benefit upon exercise for any incentive stock options granted to its employees.

Income Taxes. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities.

Treasury Stock. During 2003, the Company purchased 3,733,000 shares of its common stock for $15 million. The shares were purchased using cash flow from operations and long-term debt (see Note 5). The Company had 3,905,600 shares of common stock held in treasury at December 31, 2003. In July 2004, all shares held in treasury were issued in connection with the Public Offering.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its financial instruments, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash equivalents, loans receivable and accounts payable are short-term in nature and their carrying value approximates fair value. The carrying values of the revolving credit facility and long-term debt approximated fair value at December 31, 2003.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises SFAS 123 and supersedes APB 25. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and therefore, the Company will adopt the standard during the third quarter of 2005. The Company expects that the adoption of SFAS 123R will result in an increase in compensation expense of approximately $900,000 for the year ended December 31, 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires that loans acquired in a transfer be accounted for at fair value, including loans acquired in purchase business combinations. In addition, no allowance for loan losses or other valuation is permitted at the time of valuation. Valuation allowances should reflect only loan losses incurred after the acquisition. SOP 03-3 is effective for loans acquired after December 15, 2004. The Company will adopt SOP 03-3 on January 1, 2005 and apply its standards to the loans receivable balances that are acquired, if any.

In July 2003, the Company adopted the Financial Accounting Standards Board, or FASB, Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45). This Interpretation elaborates on the disclosures required by guarantors in their interim and annual financial statements. It also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements were effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not guaranteed indebtedness of others, and therefore, the adoption of this statement did not have an impact on the Company’s consolidated financial condition, consolidated results of operations or liquidity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003. See Note 13 for discussion.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to a fair value based methodology of accounting for stock-based employee compensation and continues to follow the provisions set forth in APB 25. The Company has complied with the disclosure provisions set forth in SFAS 148 as reflected in the Company’s consolidated financial statements and accompanying notes.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (R) (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires that variable interest entities be consolidated by their primary beneficiary. FIN 46 became effective with all financial statements issued after January 31, 2003. The Company does not have investments in or any relationships with any variable interest entities, and therefore the adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

NOTE 3 – LOANS BY THIRD-PARTY FINANCIAL INSTITUTIONS

Payday loans are originated by the Company at all of its locations, except for North Carolina, where payday loans are offered by County Bank of Rehoboth Beach, Delaware (County Bank), a third-party financial institution, through the Company’s stores. The Company entered into an arrangement with County Bank in April 2003. Under the terms of the agreement, which may be terminated by either party for any reason with 90 days written notice, the Company markets and services County Bank’s loans in North Carolina and County Bank sells to the Company a pro rata participation in loans that are made to borrowers. The terms of the loans are generally similar to those of the Company’s own loans, though County Bank has sole discretion regarding the terms of its loans. The Company recorded loan fees under this arrangement totaling approximately $4.1 million and $6.0 million for the years ended December 31, 2003 and 2004, respectively. The outstanding receivable balances related to this agreement at December 31, 2003 and December 31, 2004 were $1.7 million and $1.8 million, respectively.

In 2002 and first quarter 2003, the Company had an arrangement with a different third-party financial institution. Under this arrangement, each payday loan entered into by the third-party financial institution that remained unpaid after the scheduled maturity date was assigned to the Company at a discount from the amount owed by the borrower. The Company recorded loan fee revenue totaling approximately $2.5 million and $707,000 under this arrangement during the years ended December 31, 2002 and 2003, respectively.

The Company entered into an agreement with another third-party financial institution in February 2005 to market and service loans for the financial institution in Texas (see Note 15).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2004
	(in thousands)
Buildings	$1,595	$2,146
Leasehold improvements	7,034	10,018
Furniture and equipment	7,007	10,766
Vehicles	310	503

	15,946	23,433
Less: Accumulated depreciation and amortization	4,094	6,197

Total	$11,852	$17,236

Depreciation expense totaled $1.2 million, $1.8 million and $2.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – INDEBTEDNESS

The Company received net proceeds of approximately $63.7 million after underwriting discounts and offering expenses from the Public Offering. The Company used approximately $26.1 million of the proceeds to repay all of its outstanding indebtedness. In connection with the repayment of indebtedness, the Company terminated its revolving credit facility in July 2004. Long-term debt consisted of the following:

	December 31,
	2003	2004
	(in thousands)
Note payable to related party, due on demand, with interest at 10%; unsecured, retired in first quarter of 2004	$45	$—
Note payable to related party, with interest payable quarterly at 9.0%; unsecured, originally due December 2004, retired in April 2004	400
Term loan from bank, with interest payable monthly at prime plus 1%; monthly principal payments of $208; collateralized by substantially all Company assets; guaranteed by the Company’s principal stockholder; weighted average interest rate of 5.12% and 5.00% in 2003 and 2004, respectively, originally due October 2004, retired in July 2004	7,084
Term loan from bank, with interest payable monthly at prime plus 1%; monthly principal payments of $148; collateralized by substantially all Company assets; guaranteed by the Company’s principal stockholder; weighted average interest rate of 5.12% and 5.00% in 2003 and 2004, respectively, originally due October 2008, retired in July 2004	8,569
Subordinated unsecured notes payable, with interest payable quarterly at 6% through October 2004, 8% through October 2005 and 10% through October 2006, originally due October 2006, retired in July 2004	7,500

	23,598	—
Less: current portion	(4,718)

Total	$18,880	$—

Prior to the Public Offering, the Company had a revolving credit facility with an available amount of $10.0 million, of which $6.3 million was borrowed and outstanding as of December 31, 2003. Interest on the facility was payable monthly at prime plus 1%. The weighted average interest rate paid by the Company was 5.12% and 5.00% during the years ended December 31, 2003 and 2004, respectively. The facility was collateralized by substantially all Company assets and guaranteed by the Company’s principal stockholder. The credit facility contained several financial covenants that required, among other things, that the Company maintain a minimum net worth, leverage ratio, current ratio, coverage ratio, and debt-to-revenue ratio as specified in the agreement. As of December 31, 2003, the Company was not in compliance with certain covenants with respect to the minimum net worth requirement after consideration of the impact of shares subject to redemption as discussed in Note 13. The Company received waivers from the financial institution with respect to those covenants for the year ended December 31, 2003. With the termination of the Stockholders Agreement, the liability associated with shares subject to redemption as of June 30, 2004 was eliminated and stockholders’ equity increased by $17 million. Accordingly, the Company was in compliance with respect to all of its covenants as of June 30, 2004 and up to the date the credit facility was terminated in July 2004.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – INCOME TAXES

The Company’s provision for income taxes is summarized as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Current:
Federal	$2,901	$5,818	$8,621
State	655	1,257	849

Total Current	3,556	7,075	9,470

Deferred:
Federal	1,268	1,400	1,842
State	222	247	85

Total Deferred	1,490	1,647	1,927

Total provision for income taxes	$5,046	$8,722	$11,397

The sources of deferred income tax liabilities (assets) are summarized as follows:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets related to:
Allowance for loan losses	$(436)	$(624)
Other		(109)

Gross deferred tax assets	(436)	(733)

Deferred tax liabilities related to:
Property and equipment	1,145	2,252
Loans receivable, tax value	2,592	3,662
Goodwill	330	408
Prepaid assets	361	482

Gross deferred tax liabilities	4,428	6,804

Net deferred tax liabilities	$3,992	$6,071

Differences between the Company’s effective income tax rate and the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Income tax expense using the statutory federal rate in effect	$4,508	$7,926	$10,469
Tax effect of:
State and local income taxes, net of federal benefit	570	978	607
Other	(32)	(182)	321

Total provision for income taxes	$5,046	$8,722	$11,397

Effective tax rate	39.2%	38.5%	38.1%
Statutory federal tax rate	35.0%	35.0%	35.0%

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisitions and Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004:

	December 31,
	2003	2004
	(in thousands)
Balance at beginning of year	$5,431	$5,431
Acquisitions		1,867

Balance at end of year	$5,431	$7,298

In November 2004, the Company acquired 20 stores and certain assets for a total of $1.4 million, which included net book value of depreciable assets of approximately $40,000 and payday loans receivable of approximately $478,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $910,000. Of this total, the Company has initially allocated $900,000 to goodwill and $10,000 to an identified intangible asset for a non-compete agreement. The amounts recorded as goodwill and intangible assets could change once the final purchase price allocation is completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for 2004.

In December 2004, the Company completed two separate acquisitions and acquired nine stores and certain assets for a total of $1.1 million, which included net book value of depreciable assets of approximately $31,000 and payday loans receivable of approximately $101,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $967,000, all of which was initially allocated to goodwill. The amounts recorded as goodwill and intangible assets could change once the final purchase price allocation is completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for 2004.

The Company completed its annual impairment testing of goodwill and has concluded that no such impairment existed at December 31, 2004.

Intangible Assets. Intangible assets include debt financing costs, non-compete agreements and customer lists. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from one to two years. These intangible assets totaled $851,000 and $861,000, at cost, and $250,000 and $19,000, net of accumulated amortization, as of December 31, 2003 and 2004, respectively. During 2004, the Company repaid all indebtedness with proceeds from the Public Offering and as a result, the debt issue costs associated with the debt were written off. Amortization expense for the years ended December 31, 2002, 2003 and 2004 was $28,000, $144,000 and $240,000, respectively. Future estimated amortization expense for intangible assets is not expected to be material to the consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 – EMPLOYEE BENEFIT PLAN

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all of its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $84,000, $103,000 and $271,000 during 2002, 2003 and 2004, respectively.

NOTE 9 – STOCK OPTIONS

In June 2004, the Company’s Board of Directors approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan provides for the granting of stock options, stock appreciation rights, performance share awards, restricted stock awards, cash bonus awards and other incentive awards to designated eligible employees and non-employee directors. The aggregate number of shares of common stock of the Company reserved and available for issuance under the 2004 Plan is 3,000,000 shares. During 2004, the Company granted 952,500 options under the 2004 Plan, which consisted of 37,500 options that vested immediately upon grant and 915,000 options that vest equally over four years. The options granted during 2004 expire 10 years from the date of grant.

In accordance with the provisions of the 1999 Stock Option Plan (1999 Plan), the Company’s Board of Directors was authorized to grant stock options to purchase up to an aggregate 1,700,000 shares of Company common stock to employees and non-employee directors. During 2004, the Company granted 50,000 options under the 1999 Plan. These options vest equally over four years, and expire 10 years from the date of grant. Following the adoption of the 2004 Plan, no additional grants will be made under the 1999 Plan.

During 2002, the Company granted 200,000 options to a non-employee outside of the 1999 Plan at an exercise price of $2.45 per share. These options vest equally over four years, and expire 10 years from the date of grant. Because these options were issued to a non-employee, the Company recorded compensation expense in accordance with SFAS 123 totaling approximately $33,000, $100,000 and $99,000 during the years ended December 31, 2002, 2003 and 2004, respectively, with an associated credit to additional paid-in capital.

The Company applies the provisions of APB 25 in accounting for options granted under the 2004 Plan and the 1999 Plan. Under the terms of each plan, all options expire 10 years from the date of grant. The fair value of stock options granted to the Company’s employees used to compute pro forma net income disclosures (see Note 2) was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.25%	3.38% to 3.64%
Expected volatility	0.00%	41.85% to 47.44%
Expected life (in years)	10	6

Using these factors, the weighted average fair value of an option granted in 2002 was $1.99 and in 2004 was $7.51. There were no stock options granted in 2003.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity related to stock options:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,677,500	$2.16	1,807,500	$2.18	1,801,500	$2.18
Granted	200,000	2.45			1,002,500	15.88
Exercised					(189,000)	2.00
Forfeited	(70,000)	2.45	(6,000)	2.00	(5,000)	14.00

Outstanding, end of year	1,807,500	$2.18	1,801,500	$2.18	2,610,000	$7.44

Exercisable, end of year	1,016,250	$2.08	1,394,000	$2.12	1,441,250	$2.48

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Number Exercisable
$ 2.00	877,500	4.99	877,500
$ 2.45	735,000	6.93	526,250
$14.00	425,000	9.54	37,500
$17.30	572,500	9.96

	2,610,000	7.37	1,441,250

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The following table summarizes the future minimum lease payments as of December 31, 2004. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising (in thousands).

	Non-Cancelable	Reasonably Assured Renewals	Total
	(in thousands)
2005	$8,252	$312	$8,564
2006	6,832	1,341	8,173
2007	4,773	2,949	7,722
2008	2,655	4,537	7,192
2009	1,393	5,151	6,544
Thereafter	897	29,193	30,090

	$24,802	$43,483	$68,285

Rental expense was $4.7 million, $5.9 million and $6.9 million during the years ended December 31, 2002, 2003 and 2004, respectively. See Note 15 for additional information about operating lease commitments beginning in 2005.

Litigation. The Company is engaged in various lawsuits, either as plaintiff or defendant, involving legal matters in the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of counsel, that the ultimate outcome of these lawsuits will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Legal costs associated with such litigation are expensed as incurred. See Note 15 for additional information about legal issues arising subsequent to December 31, 2004.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2003, stockholders’ equity included notes received for equity that represented unsecured loans to four stockholders totaling $233,000. These notes required that interest be paid annually at the applicable federal rate published by the Internal Revenue Service for short-term loans (1.81% at December 31, 2003). These notes were settled in full during the second quarter of 2004.

Notes receivable from stockholders, in the amount of $182,000 at December 31, 2003, represents three notes: $39,000, due on demand with interest at 5.77%, and $43,000, and $100,000, due on demand with interest at the applicable federal rate published by the Internal Revenue Service for short-term loans (1.81% at December 31, 2003). These notes were settled in full during the second quarter of 2004.

At December 31, 2003, the Company had a receivable recorded for approximately $176,000 representing advances made by the Company to companies controlled by two principal stockholders. The advances were non-interest bearing and payable on demand by the Company. The receivable was settled in full during the second quarter of 2004.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt at December 31, 2003 included $400,000 due to a principal stockholder in connection with a stock repurchase during 1999. See Note 5 for terms of the note and repayment information during 2004.

In February 2004, the Company purchased property and furnishings in California for approximately $1.8 million, which was funded with $0.8 million in cash and $1.0 million in borrowings through a note payable with interest at prime plus 1% and due March 2019. In November 2004, the Company sold the property to two principal stockholders for approximately $1.85 million and recorded a gain of approximately $50,000.

NOTE 12 – CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. The Company currently offers payday loans in 22 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Illinois, Arizona and New Mexico represented approximately 25%, 16%, 9%, 9% and 8%, respectively, of total revenues for the year ended December 31, 2004. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

NOTE 13 – STOCKHOLDERS AGREEMENT

Effective June 30, 2004, the Company terminated a Stockholders Agreement (Agreement) with two of its principal stockholders (principals). The Company entered into the Agreement with the principals in October 1999 (as amended January 19, 2000 and again on January 1, 2003). The Agreement provided that the Company would purchase shares of Company common stock owned by the principals upon their death, up to a maximum of $11.0 million as of December 31, 2002 and $17.0 million as of December 31, 2003. The Company maintained insurance policies with respect to the principals that would cover the entire amount of the obligations under the Agreement.

In accordance with Emerging Issues Task Force Topic No. D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities, and Accounting Series Release No. 268, the Company recorded an $11.0 million mandatory redeemable instrument, referred to as shares subject to redemption, in the consolidated balance sheet outside of permanent stockholders’ equity, with an offsetting reduction to additional paid-in capital, to the extent of book value attributable to those shares, and then to retained earnings. Because the Agreement sets forth a limit to the Company’s obligation, and that limit was less than the fair value of the shares subject to repurchase at December 31, 2002, the Company recorded the maximum obligation as of December 31, 2002.

In January 2003, the Agreement was amended to provide for a maximum Company obligation of $17.0 million. Because the Agreement sets forth a limit to the Company’s obligation, and that limit was less than the fair value of the shares subject to repurchase, the Company recorded the maximum obligation of $17.0 million. Accordingly, the Company increased the shares subject to redemption component in the consolidated balance sheet and reduced additional paid-in capital, to the extent of book value attributable to the additional shares, and then retained earnings.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After recording the shares subject to redemption and associated reduction in stockholders’ equity, the Company was not in compliance with certain covenants under various debt agreements. The Company received waivers from the financial institution with respect to these covenants. (see Note 5).

As set forth in EITF Topic D-98, the Company recognized the changes in the value of the redeemable stock as they occurred at the end of each reporting period, effectively treating the end of each period as the redemption date. The amount of the increase in the carrying amount of the shares subject to redemption that has been charged to retained earnings is included as a reduction to the income available to common stockholders in the computations of basic and diluted earnings per share (see Note 2).

In connection with the adoption of SFAS 150 on July 1, 2003, the Company recognized a liability, referred to as liability for mandatory stock redemption, for $17.0 million and reduced shares subject to redemption for the same amount. As set forth in SFAS 150, beginning July 1, 2003, the shares considered to be subject to redemption under the Agreement (approximately 4.4 million in 2003 and 3.6 million in 2004) have been excluded from the computations of basic and diluted earnings per share in the weighted average share determination. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share (see Note 2).

Effective June 30, 2004, the Company terminated the Agreement with the principals as discussed above. As a result, the $17 million liability for mandatory stock was reclassified to stockholders’ equity pursuant to SFAS 150 and the computations of earnings per share in future periods will no longer require the adjustments associated with the liability for mandatory stock redemption.

NOTE 14 – SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2004
Total revenues	$28,183	$28,851	$32,075	$35,714	$124,823
Store gross profit	12,936	10,978	11,649	12,470	48,033
Income before taxes	8,807	6,432	7,174	7,463	29,876
Net income	5,251	3,794	4,510	4,924	18,479
Earnings per share (a):
Basic	0.34	0.25	0.23	0.24	1.03
Diluted	0.32	0.22	0.22	0.23	0.96

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for 2003 and 2004, as a result of issuances and repurchases of common stock.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2003
Total revenues	$21,263	$23,200	$26,078	$27,953	$98,494
Store gross profit	7,586	7,640	9,290	11,576	36,092
Income before taxes	4,492	4,386	6,004	7,764	22,646
Net income	2,766	2,686	3,676	4,796	13,924
Earnings per share (a):
Basic	(0.13)	0.14	0.19	0.30	0.41
Diluted	(0.13)	0.14	0.19	0.29	0.39

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for 2003 and 2004, as a result of issuances and repurchases of common stock.

NOTE 15 – SUBSEQUENT EVENTS

Corporate Relocation. In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. The Company expects to move into the new location in the second quarter of 2005 and to spend an estimated $2.0 million in capital expenditures to complete the tenant improvement, furnishings and technology of the new office space. In addition, the Company expects rent expense to increase by approximately $675,000 per year as a result of the lease.

Off-Balance Sheet Arrangement. In February 2005, the Company entered into a marketing and service agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in the State of Texas. Under this agreement, the Company will provide various marketing and servicing services to FBD in connection with FBD’s short-term consumer loans in Texas, for which the Company will be paid fees by FBD. The Company will also earn additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. The Company is not involved in the loan approval process, in determining the loan approval procedures or criteria, and as discussed in Note 3, the Company will not acquire or own any participation interest in these loans. Consequently, FBD loans will not be included in the Company’s loans receivable and will not be reflected in the consolidated balance sheet.

Under the agreement, however, the Company is obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by the Company, less FBD’s targeted loan loss ratio. Therefore, the Company could be obligated to pay FBD for loan losses in excess of the targeted loan loss rate. Because of the Company’s economic exposure for potential losses related to the FBD loans, the Company will establish a payable to reflect the anticipated losses related to uncollected FBD loans. The payable will be recognized at its fair value pursuant to FIN 45.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

North Carolina Litigation. On February 8, 2005, the Company, two of its subsidiaries, including the subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action by customers of County Bank. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violations of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, the Company’s services to the bank that made the loans violated various North Carolina statutes.

Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued County Bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. Because this case is in the preliminary stages, the Company is not able to assess the likelihood of any outcomes in this action.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement Among QC Holdings, Inc., Don Early, Gregory L. Smith and the other stockholders of QC Holdings Inc. named therein. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Stock Option Agreement with Robert L. Albin dated September 1, 2002. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.6	Form of Indemnification Agreement between QC Holdings Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.