Form 10-Q
period 2005-03-31
QC Holdings, Inc.
filed 2005-05-13
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9401 Indian Creek Parkway, Suite 1500 Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

(913) 234-5000

(Registrant’s telephone number, including area code)

Not applicable

(Former name and former fiscal year, if changed since last report)

2812 West 47th Avenue

Kansas City, Kansas 66103

(Former address)

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

The number of shares outstanding of the registrant’s common stock, as of May 5, 2005:

Common Stock $0.01 per share par value – 20,700,250 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2005

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year 2005.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2004	March 31, 2005
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$16,526	$31,873
Investments	24,000	17,800
Loans receivable, less allowance for losses of $1,520 at December 31, 2004 and $1,320 at March 31, 2005	49,385	41,026
Prepaid expenses and other current assets	2,893	2,902

Total current assets	92,804	93,601

Property and equipment, net	17,236	21,927

Goodwill	7,298	7,382

Other assets, net	1,098	1,025

Total assets	$118,436	$123,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$924
Accrued expenses and other liabilities	2,751	2,523
Deferred revenue	2,926	2,335
Deferred income taxes	3,428	3,091

Total current liabilities	9,501	8,873

Deferred income taxes	2,643	2,632

Total liabilities	12,144	11,505

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized;20,371,000 shares issued at December 31, 2004 and 20,700,250 shares issued at March 31, 2005	204	207
Additional paid-in capital	69,417	71,936
Retained earnings	36,671	40,287

Total stockholders’ equity	106,292	112,430

Total liabilities and stockholders’ equity	$118,436	$123,935

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues
Payday loan fees	$24,516	$31,302
Other	3,667	3,809

Total revenues	28,183	35,111

Store expenses
Salaries and benefits	6,117	8,570
Provision for losses	3,797	6,823
Occupancy	3,014	4,237
Depreciation and amortization	366	474
Other	1,953	2,916

Total store expenses	15,247	23,020

Store gross profit	12,936	12,091

Regional expenses	1,820	2,297
Corporate expenses	1,791	3,787
Depreciation and amortization	132	147
Interest expense (income), net	356	(166)
Other, net	30	150

Income before taxes	8,807	5,876

Provision for income taxes	3,556	2,260

Net income	$5,251	$3,616

Weighted average number of common shares outstanding:
Basic	11,688	20,499
Diluted	12,347	21,560

Earnings per share:
Basic	$0.34	$0.18
Diluted	$0.32	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities
Net income	$5,251	$3,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	621
Provision for losses	3,797	6,823
Deferred income taxes	39	(348)
Other, net	30	175
Stock option income tax benefits		1,758
Changes in operating assets and liabilities:
Loans receivable, net	1,952	1,641
Prepaid expenses and other assets	(649)	(747)
Other assets	(17)	73
Accounts payable		528
Accrued expenses, other liabilities and deferred revenue	(756)	(818)
Income taxes	131	739

Net operating	10,276	14,061

Cash flows from investing activities
Proceeds from sales of investments		8,200
Purchases of investments		(2,000)
Purchase of property and equipment	(2,505)	(5,468)
Proceeds from sale of property and equipment		26
Acquisition costs, net		(211)
Other, net	82

Net investing	(2,423)	547

Cash flows from financing activities
Net repayments under credit facility	(6,250)
Payments on long-term debt	(1,314)
Proceeds from long-term debt	1,000
Dividends to stockholders	(900)
Exercise of stock options	302	739
Other, net	50

Net financing	(7,112)	739

Cash and cash equivalents
Net increase	741	15,347
At beginning of year	9,497	16,526

At end of period	$10,238	$31,873

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$455	$—
Income taxes	3,425	136

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, December 31, 2003	15,182,000	$191	$5,248	$21,292	$(17,165)	$(233)	$9,333
Net income and comprehensive income				18,479			18,479
Stock issued in connection with initial public offering	5,000,000	13	46,749		16,933		63,695
Exercise of stock options and related tax benefits	189,000		321		232		553
Dividends to stockholders				(3,100)			(3,100)
Termination of mandatory stock redemption agreement			17,000				17,000
Other, net			99			233	332

Balance, December 31, 2004	20,371,000	204	69,417	36,671	—	—	106,292
Net income and comprehensive income				3,616			3,616
Exercise of stock options and related tax benefits	329,250	3	2,494				2,497
Other, net			25				25

Balance, March 31, 2005 (Unaudited)	20,700,250	$207	$71,936	$40,287	$—	$—	$112,430

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively known as the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc., Cash Title Loans, Inc and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2004 and March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year 2005.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 21-year history. Since 1998, the Company has been principally engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally 14 days and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection. Locations in North Carolina and Texas offer payday loans from third-party financial institutions. In North Carolina, the Company purchases a pro rata participation in the bank loans.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. All the Company’s loans and other services are subject to state regulation, which varies from state to state. As of March 31, 2005, the Company operated 414 stores, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Principles of Consolidation. The accompanying unaudited interim consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior consolidated financial statements to conform to the current year presentation.

Stock Split. The Company’s Board of Directors effected a 10-for-1 stock split in the form of a stock dividend on June 9, 2004. All share and per share information included in the consolidated financial statements and accompanying notes have been restated to reflect this stock split for all periods presented.

Note 2 – Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2004 and March 31, 2005.

Investments. The Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (frequently between 7 and 35 days), based on market demand for a reset period. The stated, or contractual, maturities for these securities, however, are generally 20 to 30 years. The holder of an auction rate security relies on third-party market participants to provide current liquidity similar to any other long-term note. Because the legal maturity of the auction rate securities is greater than one year, the securities ordinarily should not be classified as cash equivalents, rather as investments pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

The Company previously reported its investments in auction rate securities as cash and cash equivalents. The Company reclassified its $24.0 million in auction rate securities at December 31, 2004 from cash equivalents to investments to conform to the current year presentation. At March 31, 2005, the Company reported $17.8 million as investments in auction rate securities.

All the Company’s investments in auction rate securities at December 31, 2004 and March 31, 2005 were classified as available-for-sale pursuant to SFAS 115. Securities classified as available-for-sale are reported at fair value. To the extent that the securities generate realized gains or losses, or experience any decline in value judged to be other-than-temporary, such amounts are reported as other income or loss.

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally 14 days for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues for its other consumer financial products and services, including, check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Check cashing fees	$2,160	$2,245
Loan fees on title loans	1,047	1,071
Other fees	460	493

Total	$3,667	$3,809

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2004	2005
Average amount of cash provided to customer	$275.99	$302.74
Average fee received by the Company	$49.29	$53.26
Average term of the loan (days)	14	15

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

With respect to the loans receivable at each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes the Company’s pro rata participation in purchased loans as discussed in Note 4.

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended March 31,
	2004	2005
Allowance for loan losses
Balance, beginning of period	$1,090	$1,520
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	(390)	(200)

Balance, end of period	$700	$1,320

Provision for losses
Charged-off to expense	$11,156	$15,830
Recoveries	(6,969)	(8,807)
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	(390)	(200)

Total provision for losses	$3,797	$6,823

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

	Three Months Ended March 31,
	2004	2005
Net income	$5,251	$3,616
Less: dividend and participation rights associated with mandatory stock redemption (a)	(1,242)

Income available to common stockholders	$4,009	$3,616

Weighted average number of actual common shares outstanding	15,308	20,499
Less: weighted average number of shares from mandatory stock redemption (a)	(3,620)

Weighted average basic common shares outstanding	11,688	20,499

Incremental shares from assumed conversion of stock options	659	1,061

Weighted average diluted common shares outstanding	12,347	21,560

Basic earnings per share	$0.34	$0.18

Diluted earnings per share	$0.32	$0.17

(a)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted on July 1, 2003, the shares considered to be subject to redemption under the stockholders agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earning per Share. The stockholders agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. The Company’s reported net income for the three months ended March 31, 2004 and 2005 does not include any stock-based employee compensation expense because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises SFAS 123 and supersedes APB 25. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The Company will adopt SFAS 123R during the first quarter of 2006. The Company will continue to apply the accounting provisions of APB 25 in accounting for its stock-based compensation plans until the effective date of SFAS 123R.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $25,000 for each of the three months ended March 31, 2004 and 2005, respectively, related to these non-employee option grants in the consolidated financial statements.

If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $34,000 and $896,000 for the three months ended March 31, 2004 and 2005, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Net income as reported	$5,251	$3,616
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	(34)	(624)

Pro forma net income	5,217	2,992
Less: dividend and participation rights associated with mandatory stock redemption as discussed above	(1,242)

Pro forma income available to common stockholders	$3,975	$2,992

Basic earnings per share:
As reported	$0.34	$0.18
Pro forma	$0.34	$0.15

Diluted earnings per share:
As reported	$0.32	$0.17
Pro forma	$0.32	$0.14

(a)	The pro forma computation assumes that the Company does not receive a tax benefit upon exercise for any incentive stock options granted to its employees.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Buildings	$2,146	$2,146
Leasehold improvements	10,018	13,328
Furniture and equipment	10,766	12,709
Vehicles	503	488

	23,433	28,671
Less: Accumulated depreciation and amortization	6,197	6,744

Total	$17,236	$21,927

Note 4 – Loans by Third-Party Financial Institutions

Payday loans are originated by the Company at all its locations, except for North Carolina and Texas. In North Carolina payday loans are offered by County Bank of Rehoboth Beach, Delaware (County Bank), a third-party financial institution, through the Company’s stores. The Company entered into an arrangement with County Bank in April 2003. Under the terms of the agreement, which may be terminated by either party for any reason with 90 days written notice, the Company markets and services County Bank’s loans in North Carolina and County Bank sells to the Company a pro rata participation in loans that are made to borrowers. The terms of the loans are generally similar to those of the Company’s own loans, though County Bank has sole discretion regarding the terms of its loans.

In February 2005, the Company entered into a marketing and service agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. Under this agreement, the Company provides various services for FBD (including marketing and loan servicing) in connection with FBD’s short-term consumer loans in Texas, for which the Company is paid fees by FBD. The Company also earns additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria, and the Company does not acquire or own any participation interest in these loans. Consequently, FBD loans are not included in the Company’s loans receivable and are not reflected in the consolidated balance sheet.

Under the agreement, however, the Company is obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by the Company, less FBD’s targeted loan loss ratio. Therefore, the Company could be obligated to pay FBD for loan losses in excess of the targeted loan loss rate. Because of the Company’s economic exposure for potential losses related to the FBD loans, the Company establishes a payable to reflect the anticipated losses related to uncollected FBD loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The fees and any estimated losses associated with the Company’s arrangement with FBD were not material to the consolidated financial statements as of and for the three month period ended March 31, 2005.

Note 5 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. As of March 31, 2005, the Company offered payday loans in 23 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 25%, 15%, 10%, 8% and 6%, respectively, of total revenues for the three months ended March 31, 2005. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

Note 6 – Commitments and Contingencies

On February 8, 2005, the Company, two of its subsidiaries, including the subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of County Bank, for whom the Company provides certain services in connection with the bank’s origination of short-term consumer loans in North Carolina. The lawsuit alleges that the Company violated various North Carolina laws in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the loans to the plaintiffs in violation of various state statutes, and that even if the Company is not viewed as the “actual lenders or makers” of the loans, the Company’s services to County Bank violated various North Carolina statutes.

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

Although the Company is not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. That hearing, which is expected for the second quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing would likely have an adverse impact on the Company’s operations in North Carolina and could adversely affect the purported class action lawsuit against the Company.

Note 7 – Subsequent Events

Accelerated Vesting of Stock Options. On May 9, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date (out-of-the-money options). This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of the Company’s common stock on the Nasdaq National Market on May 9, 2005 was $13.50 per share.

The Company is accelerating the vesting of these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS 123 in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $6.2 million pre-tax charge to pro forma earnings.

Common Stock Repurchase Program. On May 12, 2005, the Company’s Board of Directors authorized the expenditure of up to $10 million to repurchase shares of the Company’s common stock. The Company plans to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. The Company expects to fund the share repurchase program with cash flow from operations. The common stock repurchase program expires on December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) our role as a marketing and servicing agent for lending banks in North Carolina and Texas and changes in federal or state laws affecting, or the results of industry litigation and regulatory challenges involving, those types of relationships, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience, (5) negative media reports and public perception of the payday loan industry and the impact on state legislatures and federal and state regulators, (6) turnover in our store managers and store-level employees, (7) changes in our key management personnel, (8) integration risks and costs associated with acquisitions, and (9) the other risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and the related notes thereto and is qualified by reference thereto.

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. In July 2004, we completed the initial public offering of 5,000,000 shares of our common stock at a price of $14.00 per share (the public offering). In addition, the underwriters for our public offering exercised an option to purchase from selling stockholders an additional 750,000 shares of our common stock to cover over-allotments in the offering. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Our common stock trades on the NASDAQ National Market under the symbol “QCCO.”

We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money transfers and money orders. As of March 31, 2005, we operated 414 stores in 23 states. In all but two of these states, North Carolina and Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. In North Carolina, we have an arrangement with County Bank of Rehoboth Beach, Delaware (County Bank), to which we provide various services in connection with the bank’s origination of short-term consumer loans in our stores and from which we purchase a pro rata participation interest in those loans. In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by FBD in Texas. Under this agreement, we provide various marketing and servicing services to FBD in connection with FBD’s short-term consumer loans in Texas, for which we are paid fees by FBD. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the three months ended March 31, 2005 have been open at least 15 months on that date. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to exceed 20,000 payday loan stores. We believe our industry is highly fragmented and that the 10 largest companies operate approximately 8,000 stores in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with both strategies. Since December 31, 1998, we have grown from 48 stores to 414 stores as of March 31, 2005. The following table sets forth our growth through de novo store openings and store acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	March 31, 2005
De Novo stores opened during period	5	8	22	55	45	54	41
Acquired stores during period	69	50	12	6	—	29	3
Stores closed during period		4	6	7	9	6	1

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. To the extent that states enact legislation that negatively affects payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. We actively monitor and evaluate regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA.

RECENT DEVELOPMENTS

North Carolina Litigation. On February 8, 2005, we, two of our subsidiaries, including the subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action by customers of County Bank. The lawsuit alleges that we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the loans to the plaintiffs in violations of various state statutes, and that even if we are not viewed as the “actual lenders or makers” of the loans, our services to the bank that made the loans violated various North Carolina statutes.

Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued County Bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. Because this case is in the preliminary stages, we are not able to assess the likelihood of any outcomes in this action.

Although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. That hearing, which is expected for the second quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing would likely have an adverse impact on our operations in North Carolina and could adversely affect the purported class action lawsuit against the Company.

Corporate Relocation. In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. In April 2005, we moved into the new location. We expect to spend approximately $2.2 million (net of tenant allowances) in capital expenditures to complete the tenant improvements, furnishings and technology of the new office space, of which approximately $685,000 is reflected in the consolidated financial statements as of March 31, 2005. In addition, we expect rent expense to increase by approximately $675,000 per year as a result of the lease.

Marketing and Service Agreement. In February 2005, we entered into a marketing and service agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. Under this agreement, we are providing various services including marketing and loan servicing for FBD in connection with FBD’s short-term consumer loans in Texas, for which we are paid fees by FBD. We also earn additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in these loans. Consequently, FBD loans will not be included in our loans receivable and will not be reflected in the consolidated balance sheet.

Under the agreement, however, we are obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by us, less FBD’s targeted loan loss ratio. Therefore, we could be obligated to pay FBD for loan losses in excess of the targeted loan loss rate. Because of our economic exposure for potential losses related to the FBD loans, we established a payable to reflect the anticipated losses related to uncollected FBD loans. The payable is recognized at its fair value pursuant to the Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The fees and any estimated losses associated with the our arrangement with FBD were not material to the consolidated financial statements as of and for the three month period ended March 31, 2005.

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt SFAS 123R during the first quarter of 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.

On May 9, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date (out-of-the-money options). This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of the Company’s common stock on the Nasdaq National Market on May 9, 2005 was $13.50 per share.

The Compensation Committee accelerated the vesting of these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that we would otherwise be required to report in our income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in our income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $6.2 million pre-tax charge to pro forma earnings.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

The following table sets forth our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$24,516	$31,302	87.0%	89.2%
Other	3,667	3,809	13.0%	10.8%

Total revenues	28,183	35,111	100.0%	100.0%

Store expenses
Salaries and benefits	6,117	8,570	21.7%	24.4%
Provision for losses	3,797	6,823	13.5%	19.4%
Occupancy	3,014	4,237	10.7%	12.1%
Depreciation and amortization	366	474	1.3%	1.4%
Other	1,953	2,916	6.9%	8.3%

Total store expenses	15,247	23,020	54.1%	65.6%

Store gross profit	12,936	12,091	45.9%	34.4%

Regional expenses	1,820	2,297	6.4%	6.5%
Corporate expenses	1,791	3,787	6.4%	10.8%
Depreciation and amortization	132	147	0.5%	0.4%
Interest expense (income), net	356	(166)	1.3%	(0.4)%
Other, net	30	150	0.1%	0.4%

Income before taxes	8,807	5,876	31.2%	16.7%

Provision for income taxes	3,556	2,260	12.6%	6.4%

Net income	$5,251	$3,616	18.6%	10.3%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Other Information:
Loan volume (in thousands)	$168,848	$215,388
Average revenue per store	95,536	89,341
Average loan size (principal plus fee)	325	356

Store Information:
Number of stores, beginning of period	294	371
De novo stores opened	2	41
Acquired stores		3
Stores closed	(1)	(1)

Number of stores, end of period	295	414

Average number of stores open during period	295	393

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$27,826	$32,067
Total number of comparable stores	288	288
Average revenue per comparable store	$96,618	$111,344

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 15 months since December 31, 2003.

Net Income. We reported net income of $3.6 million in first quarter 2005 compared to $5.3 million in first quarter 2004. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2005, revenues reached $35.1 million, a 24.5% increase from $28.2 million during the three months ended March 31, 2004. This revenue growth was primarily a result of higher payday loan volumes, which reflects an increase in the number of stores and an increase in the average loan size. We originated approximately $215.4 million through payday loans during first quarter 2005 compared to $168.8 million during first quarter 2004. Average fees received from customers per loan increased 8.1%, from $49.29 in first quarter 2004 to $53.26 in first quarter 2005. The fee rate declined slightly from $17.86 per $100.00 in first quarter of 2004 to $17.59 per $100.00 in first quarter 2005 due to changes in the mix of states in which we earn our fees. This fee rate will continue a slight decline in 2005 as we enter into or expand in states that have lower fee structures.

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

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Comparable stores	$27,826	$32,067
Stores opened in 2004	13	2,851
Stores opened in 2005		144
Other	344	49

Total	$28,183	$35,111

Revenues for comparable stores (stores open at least 15 months as of March 31, 2005) improved $4.3 million, or 15.5%, to $32.1 million in first quarter 2005, largely as a result of higher payday loan volume during the current year period driven by continued strong demand for the payday loan product by consumers and ongoing benefits from our late-fourth quarter 2004 direct mail campaign. Revenues in first quarter 2005 included approximately $2.9 million from the 82 stores added during 2004 and approximately $144,000 from the 44 stores that were added during first quarter 2005.

Revenues from check cashing, title loans and other sources totaled $3.8 million during first quarter 2005, a slight increase from the comparable prior year period. Check cashing and title loan revenues represented 6.4% and 3.1% of total revenues, respectively, for the three months ended March 31, 2005 versus 7.7% and 3.7%, respectively, for the three months ended March 31, 2004. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expenses. Total store expenses increased $7.8 million, or 51.3%, from $15.2 million in first quarter 2004 to $23.0 million in first quarter 2005. Salaries and benefits increased by $2.5 million for the three months ended March 31, 2005 compared to prior year primarily as a result of new personnel to operate the 125 stores that have been added since March 31, 2004.

The provision for losses increased from $3.8 million in first quarter 2004 to $6.8 million during the three months ended March 31, 2005. This rate of increase was higher than revenue growth, resulting in an increase in losses as a percentage of revenues from 13.5% during first quarter 2004 to 19.4% during current year’s first quarter. The higher loss ratio quarter to quarter is largely due to favorable experience in the first quarter of 2004, which we believe was attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003. Higher losses quarter to quarter also reflect the accelerated rate of unit store growth compared to prior year. Our business is seasonal due to the impact of fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. We normally experience improved loan collections in February and March of each year, which reduces our loan losses in the first quarter of each year. Accordingly, the provision for losses as a percentage of revenues is generally higher during the second and third quarters of each year than in the first and fourth quarters. On an annual basis for 2005, we expect losses to fall within the range of 22% to 24% of revenues assuming unit store growth continues in the 40% to 50% range for the year.

Occupancy costs increased $1.2 million, or 40.0%, in the first quarter 2005 compared to the prior year’s first quarter. Occupancy costs as a percentage of revenues increased from 10.7% in first quarter 2004 to 12.1% in the current year, primarily due to the addition of stores since March 31, 2004, which are early in the store lifecycles.

Other costs, which include advertising, utilities, and office supplies increased by $1.0 million, primarily due to growth in stores.

Store Gross Profit. Store gross profit declined by $0.8 million, or 6.2%, from $12.9 million in first quarter 2004 to $12.1 million in first quarter 2005. Store gross margin, which is store gross profit as a percentage of revenues, declined from 45.9% to 34.4%. The following table summarizes our store gross profit by comparable stores and new stores.

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Comparable stores	$13,067	$14,412
Stores opened in 2004	(51)	(1,006)
Stores opened in 2005		(847)
Other	(80)	(468)

Total	$12,936	$12,091

Comparable stores during first quarter 2004 reported a gross margin of 47.0% versus 44.3% in the first quarter 2005, primarily due to a decline in the loss ratio as discussed above. The 82 stores added during 2004 and the 44 stores added in 2005 reported net losses of $1.1 million and $847,000, respectively. Expenses associated with stores that were not yet opened as of March 31, 2005 totaled $330,000.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.5 million during the three months ended March 31, 2005, to $6.1 million from $3.6 million in prior year’s quarter. Together, regional and corporate expenses totaled 17.3% of revenues in first quarter 2005, which is above our expected annual range of 15% to 16% of revenues. This increase was largely attributable to a 65% increase in corporate personnel to ensure efficient support to the field and an increase of approximately $500,000 in costs associated with being a public company (e.g., insurance, accounting, legal).

Interest. Interest income totaled $166,000 during the three months ended March 31, 2005 compared to interest expense of $356,000 in first quarter 2004. This change quarter to quarter reflects the repayment of all indebtedness with the proceeds received in connection with our public offering completed in July 2004 and the investment of the remaining proceeds.

Income Tax Provision. Our provision for income taxes decreased $1.3 million to $2.3 million during the three months ended March 31, 2005 from $3.6 million during the same prior year quarter as a result of lower pretax income. The effective income tax rate for the three months ended March 31, 2005 decreased to 38.5% from 40.4% in the comparable prior year period primarily due to state and local tax planning implemented in the second half of 2004. We expect our effective income tax rate for 2005 to range between 38.2% to 38.8%.

Off-Balance Sheet Arrangement with First Bank of Delaware

In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. Under this agreement, we provide various services including marketing and loan servicing for FBD in connection with FBD’s short-term consumer loans in Texas, for which we are paid fees by FBD. We also earn additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. As of March 31, 2005, FBD was offering short-term loans in all nine of our stores in Texas. The total fees paid to us by FBD for marketing and servicing FBD’s short-term loans were not material for the three months ended March 31, 2005.

We are not involved in the FBD loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in these loans. Consequently, FBD loans will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement, however, we are obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by us, less FBD’s targeted loan loss rate. Because of our economic exposure for potential losses related to the FBD loans, we record a payable to reflect the anticipated losses related to uncollected FBD loans. The balance of the liability for FBD losses reported in accrued liabilities was not material as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Cash flows provided by (used for):
Operating activities	$10,276	$14,061
Investing activities	(2,423)	547
Financing activities	(7,112)	739

Net increase in cash and cash equivalents	741	15,347

Cash and cash equivalents, beginning of year	9,497	16,526

Cash and cash equivalents, end of period	$10,238	$31,873

Cash Flow Discussion. Net operating cash inflows for the three months ended March 31, 2005 were $14.1 million, approximately $3.8 million higher than $10.3 million in comparable 2004. This increase is primarily attributable to tax benefits associated with the exercise of stock options and net income after adjustments for non-cash items such as provision for losses, deferred income taxes and depreciation and amortization. Other working capital changes were essentially unchanged period to period, with fluctuations in income taxes payable associated with the timing of tax payments and increases in accounts payable being largely offset by movements in loans receivable and various accrued expenses and other liabilities.

Net cash provided by investing activities was $547,000 for the three months ended March 31, 2005, which consisted of $8.0 million in proceeds from the sale of investments offset by the purchase of investments of $2.0 million and capital expenditures of $5.5 million. The capital expenditures included $2.2 million to open 41 de novo stores, $1.7 million for renovations to existing and acquired stores, $0.7 million for tenant improvements, furnishings and technology for the new corporate office space, $0.7 million for stores not yet open as of March 31, 2005 and $0.2 million for other expenditures. For the three months ended March 31, 2004, net investing cash outflows were $2.4 million, which primarily consisted of capital expenditures related to renovations to existing stores, including updated signage, improved security and general enhancements.

Net cash provided by financing activities in first quarter 2005 was $739,000, which consisted entirely of proceeds received from the exercise of stock options by employees. In first quarter 2004, net cash used for financing activities was $7.1 million, which primarily resulted from the repayment of $6.3 million in borrowings under our credit facility, repayment of long-term debt (net of borrowings) totaling $300,000 and approximately $900,000 in dividends paid to stockholders.

Liquidity and Capital Resource Discussion. In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from the public offering. The remaining portion of the proceeds from the offering is being used to pursue growth and to fund working capital needs. We believe that cash flows from operations and the remaining net proceeds from the public offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new store expansion, and to complete opportunistic acquisitions. In connection with the repayment of indebtedness, we terminated our revolving credit facility. We expect to negotiate a new credit facility during the next six months.

As part of our growth strategy, we intend to open de novo stores and pursue acquisitions in existing and new markets. During 2003 and 2004, we were able to achieve de novo unit store growth of 17.4% and 18.4%, respectively. In addition, we acquired 29 stores in 2004. With 41 stores opened during the first three months of 2005 and the acquisition of 3 stores, we believe we can achieve between 40% to 50% unit store growth for the full year 2005. As of March 31, 2005, we had 51 fully executed leases for stores not yet open at locations in various states. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. In April 2005, we moved into the new location. We expect to spend approximately $2.2 million (net of tenant allowances) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office space. In addition, we expect rent expense to increase by approximately $675,000 per year as a result of the lease.

Common Stock Repurchase Program. On May 12, 2005, the Board of Directors authorized the expenditure of up to $10 million to repurchase shares of our common stock. We plan to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. We expect to fund the share repurchase program with our cash flow from operations. The common stock repurchase program expires on December 31, 2005.

Concentration of Risk. Revenues from our stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 64% of total revenues for the three months ended March 31, 2005. In each of the states of Missouri and California, revenues represented in excess of 14% of our total revenues for the three months ended March 31, 2005. To the extent that laws or regulations are passed that affect our ability to offer payday loans or the manner by which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, having evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report, and have concluded that our design and operations of our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

The Sarbanes-Oxley Act of 2002 (the Act), imposed many requirements regarding corporate governance and financial reporting. We will be required by the Act to include an assessment of our internal controls over financial reporting and our independent registered public accountants will be required to attest to this report in our Annual Report on Form 10-K beginning with our filing for the fiscal year ending December 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In 2004, we filed a small claims case in Pima County, Arizona to collect a past due loan. The customer/defendant has removed the case to Pima County Justice Courts (in accordance with established small claims court procedures), and has filed counterclaims against us alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other counterclaims based in tort, contract and violations of state law. The defendant also seeks removal to the Superior Court of Pima County, Arizona, and class certification for all customers of the Company in Arizona on these counterclaims. The defendant is seeking unspecified damages on the counterclaims, an award of attorneys fees, treble damages under the Arizona RICO statute, and punitive damages. We have moved to compel dismissal of the counterclaims and enforcement of the mandatory arbitration provisions in our agreements with this customer. We believe the arbitration clause in our Arizona contracts is enforceable, that our loan practices in Arizona conform to Arizona state laws, and that there is no basis for a class certification on any counterclaims made by the customer. A hearing on our motion to compel arbitration and the defendant’s motion to remove to Superior Court was held on May 4, 2005, and we expect a decision before the end of the May.

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

Through March 31, 2005, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our outstanding indebtedness; (4) $6.9 million for capital expenditures and the funding of payday loan growth for 84 de novo stores opened since the offering; (5) $2.7 million for the purchase price of 32 stores and (6) the balance of approximately $28.0 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Item 5. Other Information

On May 9, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date (out-of-the-money options). This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of the Company’s common stock on the Nasdaq National Market on May 9, 2005 was $13.50 per share.

The following table shows the unvested, out-of-the-money options granted to directors, executive officers, and other employees that were accelerated by the Compensation Committee:

Directors and Executive Officers:	Number of Shares of Common Stock Subject to Out-of-the-Money Options	Weighted Average Exercise Price of Out-of-the-Money Options
Mary Lou Andersen	125,000	$17.30
Darrin J. Andersen	150,000	16.20
Douglas E. Nickerson	107,500	15.15
Robert L. Albin	12,500	17.30
R. Michael Peck	37,500	17.30
David M. Kusuda	37,500	17.30

Total Directors and Executive Officers	470,000	16.48

Total All Other Employees	494,000	15.50

Total	964,000	15.97

The Company is accelerating the vesting of these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $6.2 million pre-tax charge to pro forma earnings.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finandcial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 13, 2005.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)