Form 10-Q
period 2005-06-30
QC Holdings, Inc.
filed 2005-08-12
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, as of August 5, 2005:

Common Stock $0.01 per share par value – 20,478,950 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2005

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year 2005.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2005
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$16,526	$34,245
Investments	24,000	2,900
Loans receivable, less allowance for losses of $1,520 at December 31, 2004 and $1,820 at June 30, 2005	49,385	50,302
Prepaid expenses and other current assets	2,893	3,154

Total current assets	92,804	90,601

Property and equipment, net	17,236	26,999

Goodwill	7,298	7,912

Other assets, net	1,098	1,239

Total assets	$118,436	$126,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$753
Accrued expenses and other liabilities	1,047	2,580
Accrued compensation and benefits	1,704	2,243
Deferred revenue	2,926	2,801
Deferred income taxes	3,428	3,614

Total current liabilities	9,501	11,991
Deferred income taxes	2,643	2,578
Other non-current liabilities		807

Total liabilities	12,144	15,376

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,371,000 shares issued and outstanding at December 31, 2004; 20,700,250 shares issued and 20,478,950 outstanding at June 30, 2005	204	207
Additional paid-in capital	69,417	71,765
Retained earnings	36,671	41,977
Treasury stock, at cost		(2,574)

Total stockholders’ equity	106,292	111,375

Total liabilities and stockholders’ equity	$118,436	$126,751

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues
Payday loan fees	$26,040	$35,016	$50,556	$66,318
Other	2,811	2,989	6,478	6,798

Total revenues	28,851	38,005	57,034	73,116

Store expenses
Salaries and benefits	6,202	9,305	12,319	17,875
Provision for losses	6,043	10,600	9,840	17,423
Occupancy	2,968	4,443	5,982	8,680
Depreciation and amortization	393	640	759	1,114
Other	2,267	3,108	4,220	6,024

Total store expenses	17,873	28,096	33,120	51,116

Store gross profit	10,978	9,909	23,914	22,000

Regional expenses	1,850	2,401	3,670	4,698
Corporate expenses	2,208	4,398	3,999	8,185
Depreciation and amortization	151	218	283	365
Interest expense (income), net	326	(188)	682	(354)
Other, net	11	305	41	455

Income before taxes	6,432	2,775	15,239	8,651

Provision for income taxes	2,638	1,085	6,194	3,345

Net income	$3,794	$1,690	$9,045	$5,306

Weighted average number of common shares outstanding:
Basic	11,751	20,591	11,720	20,544
Diluted	12,924	21,537	12,636	21,533

Earnings per share:
Basic	$0.25	$0.08	$0.59	$0.26
Diluted	$0.22	$0.08	$0.55	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net income	$9,045	$5,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,479
Provision for losses	9,840	17,423
Deferred income taxes	468	121
(Gain) loss on disposal of property and equipment	42	455
Other, net		49
Lease incentive		976
Stock option income tax benefits		1,784
Changes in operating assets and liabilities:
Loans receivable, net	(10,044)	(18,160)
Prepaid expenses and other assets	(1,052)	(612)
Other assets	(80)	(144)
Accounts payable	(179)	357
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,250	1,808
Income taxes	(1,051)	351
Other non-current liabilities		(29)

Net operating	9,281	11,164

Cash flows from investing activities
Proceeds from sales of investments		25,100
Purchases of investments		(4,000)
Purchase of property and equipment	(4,282)	(11,652)
Proceeds from sale of property and equipment	2	25
Acquisition costs		(860)
Other, net	182

Net investing	(4,098)	8,613

Cash flows from financing activities
Net repayments under credit facility	(50)
Payments on long-term debt	(4,604)
Proceeds from long-term debt	1,000
Dividends to stockholders	(3,100)
Repurchase of treasury stock		(2,847)
Exercise of stock options	377	789
Other, net	233

Net financing	(6,144)	(2,058)

Cash and cash equivalents
Net increase (decrease)	(961)	17,719
At beginning of year	9,497	16,526

At end of period	$8,536	$34,245

Supplementary schedule of cash flow information
Cash paid during the period for Interest	$686	$—
Income taxes	6,804	1,114

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, December 31, 2003	15,182,000	$191	$5,248	$21,292	$(17,165)	$(233)	$9,333
Net income and comprehensive income				18,479			18,479
Stock issued in connection with initial public offering	5,000,000	13	46,749		16,933		63,695
Exercise of stock options and related tax benefits	189,000		321		232		553
Dividends to stockholders				(3,100)			(3,100)
Termination of mandatory stock redemption agreement			17,000				17,000
Other, net			99			233	332

Balance, December 31, 2004	20,371,000	204	69,417	36,671	—	—	106,292
Net income and comprehensive income				5,306			5,306
Treasury stock repurchases	(244,800)				(2,847)		(2,847)
Exercise of stock options and related tax benefits	352,750	3	2,299		273		2,575
Other, net			49				49

Balance, June 30, 2005 (Unaudited)	20,478,950	$207	$71,765	$41,977	$(2,574)	$—	$111,375

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively known as the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2004 and June 30, 2005, and the results of operations for the three and six months ended June 30, 2004 and 2005 and the cash flows for the six months ended June 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2004 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year 2005.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 21-year history. Since 1998, the Company has been principally engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks. The payday loans are supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges between $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection. Locations in North Carolina and Texas offer payday loans from third-party financial institutions. In North Carolina, the Company purchases a pro rata participation in the bank loans.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. All the Company’s loans and other services are subject to state regulation, which varies from state to state. As of June 30, 2005, the Company operated 459 stores, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Note 2 – Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2004 and June 30, 2005.

Investments. The Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (frequently between 7 and 35 days), based on market demand for a reset period. The stated, or contractual, maturities for these securities, however, are generally 20 to 30 years. The holder of an auction rate security relies on third-party market participants to provide current liquidity similar to any other long-term note. Because the legal maturity of the auction rate securities is greater than one year, the securities ordinarily should not be classified as cash equivalents, rather as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities.

The Company previously reported its investments in auction rate securities as cash and cash equivalents. The Company reclassified its $24.0 million in auction rate securities at December 31, 2004 from cash equivalents to investments to conform to the current year presentation. At June 30, 2005, the Company reported $2.9 million as investments in auction rate securities.

All the Company’s investments in auction rate securities at December 31, 2004 and June 30, 2005 were classified as available-for-sale pursuant to SFAS 115. Securities classified as available-for-sale are reported at fair value. To the extent that the securities generate realized gains or losses, or experience any decline in value judged to be other-than-temporary, such amounts are reported as other income or loss.

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues for its other consumer financial products and services, including check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Check cashing fees	$1,345	$1,427	$3,504	$3,672
Loan fees on title loans	1,045	1,081	2,093	2,152
Other fees	421	481	881	974

Total	$2,811	$2,989	$6,478	$6,798

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Average loan to customer (principal plus fee)	$329.80	$357.96	$327.65	$357.05
Average fee received by the Company	$49.90	$53.57	$49.61	$53.42
Average term of the loan (days)	14	16	14	16

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes the Company’s pro rata participation in purchased loans as discussed in Note 5.

The allowance for loan losses is determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense, and the Company’s collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year. The Company believes that utilizing each successive period provides a reasonable balance of historical experience with more recent general economic conditions. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of the total volume).

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Allowance for loan losses
Balance, beginning of period	$700	$1,320	$1,090	$1,520
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	260	500	(130)	300

Balance, end of period	$960	$1,820	$960	$1,820

Provision for losses
Charged-off to expense	$11,498	$18,172	$22,654	$34,002
Recoveries	(5,715)	(8,072)	(12,684)	(16,879)
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	260	500	(130)	300

Total provision for losses	$6,043	$10,600	$9,840	$17,423

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income	$3,794	$1,690	$9,045	$5,306
Less: dividend and participation rights associated with mandatory stock redemption (a)	893		2,135

Income available to common stockholders	$2,901	$1,690	$6,910	$5,306

Weighted average number of actual common shares outstanding	15,371	20,591	15,340	20,544
Less: weighted average number of shares from mandatory stock redemption (a)	3,620		3,620

Weighted average basic common shares outstanding	11,751	20,591	11,720	20,544
Incremental shares from assumed conversion of stock options	1,173	946	916	989

Weighted average diluted common shares outstanding	12,924	21,537	12,636	21,533

Basic earnings per share	$0.25	$0.08	$0.59	$0.26

Diluted earnings per share	$0.22	$0.08	$0.55	$0.25

(a)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted on July 1, 2003, the shares considered to be subject to redemption under the stockholders agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earning per Share. The stockholders agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. The Company’s reported net income for the three months and six months ended June 30, 2004 and 2005 does not include any stock-based employee compensation expense because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payments,. SFAS 123R revises SFAS 123 and supersedes APB 25. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The Company will adopt SFAS 123R during the first quarter of 2006. The Company will continue to apply the accounting provisions of APB 25 in accounting for its stock-based compensation plans until the effective date of SFAS 123R.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $25,000 and $49,000 for each of the three months and six months ended June 30, 2004 and 2005, respectively, related to these non-employee option grants in the consolidated financial statements.

On May 9, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of the Company’s common stock on the Nasdaq National Market on May 9, 2005 was $13.50 per share.

The Company accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. The pro forma disclosures below include the impact of the accelerated vesting of options in the second quarter of 2005 and reflect an approximate $6.2 million pre-tax charge to pro forma earnings for the three and six month periods ended June 30, 2005.

If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $34,000 and $6.2 million for the three months ended June 30, 2004 and 2005, respectively, and by approximately $68,000 and $7.1 million for the six months ended June 30, 2004 and 2005, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income as reported	$3,794	$1,690	$9,045	$5,306
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	34	4,618	68	5,242

Pro forma net income (loss)	3,760	(2,928)	8,977	64
Less: dividend and participation rights associated with mandatory stock redemption as discussed above	893		2,135

Pro forma income (loss) available to common stockholders	$2,867	$(2,928)	$6,842	$64

Basic earnings (loss) per share:
As reported	$0.25	$0.08	$0.59	$0.26
Pro forma	$0.24	$(0.14)	$0.58	$0.00

Diluted earnings (loss) per share:
As reported	$0.22	$0.08	$0.55	$0.25
Pro forma	$0.22	$(0.14)	$0.54	$0.00

(a)	The pro forma computations assume that the Company does not receive a tax benefit upon exercise of any incentive stock options granted to its employees.

Note 3 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Buildings	$2,146	$2,146
Leasehold improvements	10,018	16,689
Furniture and equipment	10,766	15,148
Vehicles	503	502

	23,433	34,485
Less: Accumulated depreciation and amortization	6,197	7,486

Total	$17,236	$26,999

In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. As of June 30, 2005, the Company incurred approximately $3.3 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology of the new office.

Note 4 – Acquisitions and Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2004	June 30, 2005
Balance at beginning of period	$5,431	$7,298
Acquisitions	1,867	614

Balance at end of period	$7,298	$7,912

During the six months ended June 30, 2005, the Company acquired seven stores and certain assets for a total of $860,000, which included net book value of depreciable assets of approximately $67,000 and payday loans receivable of approximately $179,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $614,000, all of which was allocated to goodwill.

The purchase price allocations with respect to acquisitions made in 2004 have been completed and no adjustments to the initial purchase price allocations were necessary.

Note 5 – Loans by Third-Party Financial Institutions

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

Under the agreement, however, the Company is obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by the Company, less FBD’s targeted loan loss ratio. Therefore, the Company could be obligated to pay FBD for loan losses in excess of the targeted loan loss rate. Because of the Company’s economic exposure for potential losses related to the FBD loans, the Company establishes a payable to reflect the anticipated losses related to uncollected FBD loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The total fees paid to us by FBD for marketing and servicing FBD’s short-term loans was approximately $214,000 for the six months ended June 30, 2005. The balance of the liability for FBD losses reported in accrued liabilities was not material as of June 30, 2005. The outstanding balance of FBD advances and fees receivable serviced by the Company was approximately $1 million at June 30, 2005.

Note 6 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. As of June 30, 2005, the Company offered payday loans in 24 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 25%, 14%, 10%, 8% and 6%, respectively, of total revenues for the six months ended June 30, 2005. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

Note 7 – Commitments and Contingencies

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

Although the Company is not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. A ruling with respect to that hearing, which is expected for the third quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing would likely have an adverse impact on the Company’s operations in North Carolina and could adversely affect the purported class action lawsuit against the Company.

Note 8 – Common Stock Repurchase Program

On May 12, 2005, the Company’s Board of Directors authorized the expenditure of up to $10 million to repurchase shares of the Company’s common stock. The Company plans to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. The Company expects to fund the share repurchase program with cash flow from operations. The common stock repurchase program expires on December 31, 2005. As of June 30, 2005, the Company has repurchased 244,800 shares at a total cost of $2.8 million.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) our role as a marketing and servicing agent for lending banks in North Carolina and Texas and changes in federal or state laws affecting, or the results of industry litigation and regulatory challenges involving, those types of relationships, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit stores, (5) negative media reports and public perception of the payday loan industry and the impact on state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with acquisitions, and (8) the other risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money transfers and money orders. As of June 30, 2005, we operated 459 stores in 24 states. In all but two of these states, North Carolina and Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. In North Carolina, we have an arrangement with County Bank of Rehoboth Beach, Delaware (County Bank), to which we provide various services in connection with the bank’s origination of short-term consumer loans in our stores and from which we purchase a pro rata participation interest in those loans. In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by FBD in Texas. Under this agreement, we provide various marketing and servicing services to FBD in connection with FBD’s short-term consumer loans in Texas, for which we are paid fees by FBD. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the three months ended June 30, 2005 have been open at least 15 months on that date. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to exceed 20,000 payday loan stores. We believe our industry is highly fragmented and that the 10 largest companies operate approximately 8,000 stores in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with both strategies. Since December 31, 1998, we have grown from 48 stores to 459 stores as of June 30, 2005. The following table sets forth our growth through de novo store openings and store acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	Through June 30, 2005
De novo stores opened during period	5	8	22	55	45	54	83
Acquired stores during period	69	50	12	6		29	7
Stores closed during period		4	6	7	9	6	2

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

The following table sets forth our results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$26,040	$35,016	90.3%	92.1%
Other	2,811	2,989	9.7%	7.9%

Total revenues	28,851	38,005	100.0%	100.0%

Store expenses
Salaries and benefits	6,202	9,305	21.5%	24.5%
Provision for losses	6,043	10,600	20.9%	27.9%
Occupancy	2,968	4,443	10.3%	11.7%
Depreciation and amortization	393	640	1.4%	1.7%
Other	2,267	3,108	7.9%	8.1%

Total store expenses	17,873	28,096	62.0%	73.9%

Store gross profit	10,978	9,909	38.0%	26.1%

Regional expenses	1,850	2,401	6.4%	6.3%
Corporate expenses	2,208	4,398	7.7%	11.6%
Depreciation and amortization	151	218	0.5%	0.6%
Interest expense (income), net	326	(188)	1.1%	(0.5)%
Other, net	11	305	0.0%	0.8%

Income before taxes	6,432	2,775	22.3%	7.3%

Provision for income taxes	2,638	1,085	9.1%	2.9%

Net income	$3,794	$1,690	13.2%	4.4%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2004 and 2005:

	Three Months Ended June 30,
	2004	2005
Other Information:
Loan volume (in thousands)	$181,056	$246,691
Average revenue per store	96,815	86,968
Average loan size (principal plus fee)	330	358

Store Information:
Number of stores, beginning of period	295	414
De novo stores opened	7	42
Acquired stores		4
Stores closed	(1)	(1)

Number of stores, end of period	301	459

Average number of stores open during period	298	437

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$28,490	$33,086
Total number of comparable stores	288	288
Average revenue per comparable store	$98,924	$114,882

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 15 months since March 31, 2004.

Net Income. We reported net income of $1.7 million in second quarter 2005 compared to $3.8 million in second quarter 2004. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2005, revenues reached $38.0 million, a 31.5% increase from $28.9 million during the three months ended June 30, 2004. This revenue growth was primarily a result of higher payday loan volumes, which reflects an increase in the number of stores and an increase in the average loan size. We originated approximately $246.7 million through payday loans during second quarter 2005 compared to $181.1 million during second quarter 2004. Average fees received from customers per loan increased 7.4%, from $49.90 in second quarter 2004 to $53.57 in second quarter 2005. The fee rate declined slightly from $17.83 per $100.00 in second quarter of 2004 to $17.60 per $100.00 in second quarter 2005 due to changes in the mix of states in which we earn our fees.

We anticipate that our fee rate will continue a slight decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation. For example, Illinois adopted legislation (effective December 2005) that reduces the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Also, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks from the previous fee that declined from $15.00 per the first $100.00 borrowed to less than $10.00 for each incremental $100.00 borrowed thereafter. We anticipate that this change in legislation in Kansas will lead to increases in loan size and payday loan volumes.

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

	Three Months Ended June 30,
	2004	2005
	(in thousands)
Comparable stores	$28,490	$33,086
Stores opened in 2004 (April to December)	69	3,634
Stores opened in 2005		1,235
Other	292	50

Total	$28,851	$38,005

Revenues for comparable stores (stores open at least 15 months as of June 30, 2005) improved $4.6 million, or 16.1%, to $33.1 million in second quarter 2005, largely as a result of continued strong demand for the payday loan product by consumers. Revenues in second quarter 2005 included approximately $3.6 million from the 81 stores added during the last nine months of 2004 and approximately $1.2 million from the 90 stores that were added during 2005.

As a result of recent changes to the Federal Deposit Insurance Corporation (FDIC) guidelines that regulate payday lending by the state banks for which we serve as a marketing and servicing partner, our revenues and gross profit for North Carolina stores (which are included as comparable stores) are expected to decline beginning in July 2005. Any payday loan customers who have had more than six transactions over the last 12 months with any payday lender in North Carolina will be precluded from receiving a loan from the bank, thereby eliminating the opportunity for us to earn revenues from those customers. In addition, an adverse ruling by the North Carolina Commissioner of Banks with respect to its hearing to determine whether Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) is violating certain North Carolina laws and/or regulations would likely have an adverse impact on our operations in North Carolina. While we are not yet able to quantify the impact of the FDIC guideline changes nor are we aware of a final ruling in the Advance America hearing, our maximum exposure represents the total revenues and gross profit derived from our North Carolina locations, which represented approximately 5% of our total revenue and our total gross profit for the three months ended June 30, 2005.

Revenues from check cashing, title loans and other sources totaled $3.0 million during second quarter 2005, a slight increase from the comparable prior year quarter. This slight increase reflects a higher number of stores providing check cashing and title loan services, substantially offset by declining volumes for these services in existing stores. Check cashing and title loan revenues represented 3.8% and 2.8% of total revenues, respectively, for the three months ended June 30, 2005 versus 4.7% and 3.6%, respectively, for the three months ended June 30, 2004. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expenses. Total store expenses increased $10.2 million, or 57.0%, from $17.9 million in second quarter 2004 to $28.1 million in second quarter 2005. Salaries and benefits increased by $3.1 million for the three months ended June 30, 2005 compared to the same period in the prior year primarily as a result of new personnel to operate the 164 stores that have been added since June 30, 2004.

The provision for losses increased from $6.0 million in second quarter 2004 to $10.6 million during the three months ended June 30, 2005. This increase was higher than revenue growth, resulting in an increase in losses as a percentage of revenues from 20.9% during second quarter 2004 to 27.9% during current year’s second quarter. The less favorable loss ratio in the current year period was caused by higher loss rates associated with accelerated unit store growth and increased losses at comparable stores.

Stores added in the nine months subsequent to March 31, 2004, together with stores added during 2005, reported provision for losses of approximately $2.2 million during the three months ended June 30, 2005. We have added 158 stores (net of six stores closed) through de novo openings and acquisitions since June 30, 2004. Newer stores historically experience higher loss rates than seasoned, comparable stores. For example, for de novo stores during 2003 and 2004 that were open for at least nine months as of June 30, 2005, store loss ratios averaged approximately 40% after the first nine months of operations.

With respect to comparable stores, losses totaled $8.6 million, or 25.9% of comparable store revenues, in second quarter 2005 versus $5.9 million, or 20.8% of comparable store revenues, in the same 2004 period. We believe that the higher level of loan losses in 2005 is attributable to a higher rate of returned items due to an increase in checks from closed customer accounts and a more challenging collections environment as a result of increased competition in the lending industry.

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

Occupancy costs increased $1.5 million, or 49.7%, in the second quarter 2005 compared to the prior year’s second quarter. Occupancy costs as a percentage of revenues increased from 10.3% in second quarter 2004 to 11.7% in the current year, primarily due to the addition of stores since June 30, 2004, which are at early stages of the store lifecycle.

Other costs, which include advertising and office supplies increased by $0.8 million, primarily due to growth in the number of stores.

Store Gross Profit. Store gross profit declined by $1.1 million, or 10.0%, from $11.0 million in second quarter 2004 to $9.9 million in second quarter 2005. Store gross margin, which is store gross profit as a percentage of revenues, declined from 38.0% to 26.1%. The following table summarizes our store gross profit by comparable stores and new stores.

	Three Months Ended June 30,
	2004	2005
	(in thousands)
Comparable stores	$11,328	$12,523
Stores opened in 2004 (April to December)	(224)	(464)
Stores opened in 2005		(1,677)
Other	(126)	(473)

Total	$10,978	$9,909

Comparable stores during second quarter 2004 reported a gross margin of 39.8% versus 37.8% in the second quarter 2005, primarily due to a higher rate of loan losses as discussed above. The 81 stores added during the last nine months of 2004 and the 90 stores added in 2005 reported net losses of $464,000 and $1.7 million, respectively. Expenses associated with stores that were not yet opened as of June 30, 2005 totaled $400,000.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.7 million during the three months ended June 30, 2005, to $6.8 million from $4.1 million in prior year’s quarter. Together, regional and corporate expenses totaled 17.9% of revenues in second quarter 2005, which is above our expected annual range of 15% to 16% of revenues. This increase was largely attributable to a 62% increase in the average number of employees at the corporate office, the costs associated with being a public company (e.g., insurance, accounting, legal) and rent expense associated with the Company’s new corporate office.

Interest and Other Expenses. Interest income totaled $188,000 during the three months ended June 30, 2005 compared to interest expense of $326,000 in second quarter 2004. This change quarter to quarter reflects the repayment of all indebtedness with the proceeds received in connection with our public offering completed in July 2004 and the investment of the remaining proceeds in cash equivalents. Other expense during second quarter 2005 was $294,000 higher than the same quarter in 2004 as a result of losses on the disposal of assets.

Income Tax Provision. Our provision for income taxes decreased $1.5 million to $1.1 million during the three months ended June 30, 2005 from $2.6 million during the same prior year quarter as a result of lower pretax income. The effective income tax rate for the three months ended June 30, 2005 decreased to 39.1% from 41.0% in the comparable prior year period primarily due to state and local tax planning during the current year.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

The following table sets forth our results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:

	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$50,556	$66,318	88.6%	90.7%
Other	6,478	6,798	11.4%	9.3%

Total revenues	57,034	73,116	100.0%	100.0%

Store expenses
Salaries and benefits	12,319	17,875	21.6%	24.4%
Provision for losses	9,840	17,423	17.3%	23.8%
Occupancy	5,982	8,680	10.5%	11.9%
Depreciation and amortization	759	1,114	1.3%	1.5%
Other	4,220	6,024	7.4%	8.3%

Total store expenses	33,120	51,116	58.1%	69.9%

Store gross profit	23,914	22,000	41.9%	30.1%

Regional expenses	3,670	4,698	6.4%	6.4%
Corporate expenses	3,999	8,185	7.0%	11.2%
Depreciation and amortization	283	365	0.5%	0.5%
Interest expense (income), net	682	(354)	1.2%	(0.5)%
Other, net	41	455	0.1%	0.6%

Income before taxes	15,239	8,651	26.7%	11.9%

Provision for income taxes	6,194	3,345	10.8%	4.6%

Net income	$9,045	$5,306	15.9%	7.3%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2004 and 2005:

	Six Months Ended June 30,
	2004	2005
Other Information:
Loan volume (in thousands)	$349,904	$462,079
Average revenue per store	191,389	176,183
Average loan size (principal plus fee)	328	357
Store Information:
Number of stores, beginning of period	294	371
De novo stores opened	9	83
Acquired stores		7
Stores closed	(2)	(2)

Number of stores, end of period	301	459

Average number of stores open during period	298	415

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$56,226	$65,024
Total number of comparable stores	287	287
Average revenue per comparable store	$195,909	$226,564

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 18 months since December 31, 2003.

Net Income. We earned $5.3 million for the six months ended June 30, 2005 compared to $9.0 million for the six months ended June 30, 2004. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2005, revenues grew $16.1 million, or 28.2%, to $73.1 million from $57.0 million during the six months ended June 30, 2004. The increase in revenues was primarily a result of higher payday loan volumes, which reflects an increase in the number of stores and an increase in the average loan size. We originated approximately $462.1 million through payday loans during the six months ended June 30, 2005 compared to $349.9 million during the six months ended June 30, 2004. Average fees received from customers per loan increased 7.7%, from $49.61 in the first half of 2004 to $53.42 in comparable 2005. The fee rate declined from $17.84 per $100.00 in the first half of 2004 to $17.59 per $100.00 in comparable 2005 due to changes in the mix of states in which we earn our fees.

As noted in the quarterly discussion above, we anticipate that our fee rate will continue a slight decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation, such as in Kansas and Illinois.

The following table provides a summary of our revenues by comparable stores and new stores:

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Comparable stores	$56,226	$65,024
Stores opened in 2004	114	6,565
Stores opened in 2005		1,379
Other	694	148

Total	$57,034	$73,116

Revenues for comparable stores (stores open at least 18 months as of June 30, 2005) improved $8.8 million, or 15.6%, to $65.0 million for the six months ended June 30, 2005, primarily as a result of higher payday loan volume during the current year period driven by continued strong demand for the payday loan product by consumers and ongoing benefits from our late-fourth quarter 2004 direct mail campaign. Revenues for the six months ended June 30, 2005 included approximately $6.6 million from the 82 stores added during 2004 and approximately $1.4 million from the 90 stores that were added during first two quarters of 2005.

Revenues from check cashing, title loans and other sources totaled $6.5 million and $6.8 million for the six months ended June 30, 2004 and 2005, respectively. Check cashing and title loan revenues represented 5.0% and 2.9% of total revenues, respectively, for the six months ended June 30, 2005 versus 6.1% and 3.7%, respectively, for the six months ended June 30, 2004. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expenses. Total store expenses increased 54.4% for the first half of 2005, to $51.1 million from $33.1 million in the first six months of 2004. Salaries and benefits increased by $5.6 million, or 45.1%, in the first half of 2005 compared to 2004, primarily as a result of new personnel to operate the 164 stores that have been added since June 30, 2004.

The provision for losses increased from $9.8 million for the six months ended June 30, 2004 to $17.4 million for the six months ended June 30, 2005. This rate of increase was higher than revenue growth, resulting in an increase in losses as a percentage of revenues from 17.3% during the six months ended June 30, 2004 to 23.8% during comparable 2005. The less favorable loss ratio period to period reflects our accelerated rate of unit store growth over the last year, very favorable experience in first quarter 2004 attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003 and a higher rate of returned items in the current year due to an increase in checks from closed customer accounts.

Occupancy costs increased $2.7 million, or 45.0%, from $6.0 million during the six months ended June 30, 2004 to $8.7 million in the current year period. Occupancy costs as a percentage of revenues increased from 10.5% for the six months ended June 30, 2004 to 11.9% in the current year, primarily due to the addition of stores since June 30, 2004, which are early in the store lifecycles.

Other costs, which include advertising and office supplies increased by $1.8 million, primarily due to growth in the number of stores.

Store Gross Profit. Store gross profit declined by $1.9 million, or 7.9%, from $23.9 million for the six months ended June 30, 2004 to $22.0 million for the six months ended June 30, 2005. Store gross margin, which is store gross profit as a percentage of revenues, declined from 41.9% to 30.1%. The following table summarizes our store gross profit by comparable stores and new stores.

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Comparable stores	$24,400	$26,694
Stores opened in 2004	(293)	(1,501)
Stores opened in 2005		(2,739)
Other	(193)	(454)

Total	$23,914	$22,000

Comparable stores for the six months ended June 30, 2005 reported a gross margin of 41.1% versus 43.4% in the comparable prior year period. The decline in the gross margin was primarily due to a decline in the loss ratio as discussed above. The 82 stores added during 2004 and the 90 stores added in 2005 reported net losses of $1.5 million and $2.7 million, respectively. Expenses associated with stores that were not yet opened as of June 30, 2005 totaled $497,000.

Regional and Corporate Expenses. Regional and corporate expenses increased $5.2 million, from $7.7 million during the six months ended June 30, 2004 to $12.9 million in the current year period, for the same reasons noted in the quarterly discussion above.

Interest and Other Expenses. Interest income totaled $354,000 during the six months ended June 30, 2005 compared to interest expense of $682,000 during the six months ended June 30, 2004. This change period to period reflects the repayment of all indebtedness with the proceeds received in connection with our public offering completed in July 2004 and the investment of the remaining proceeds in cash equivalents. Other expense during the first half of 2005 was $414,000 higher than the same period in 2004 as a result of losses on the disposal of assets.

Income Tax Provision. Our provision for income taxes decreased $2.9 million to $3.3 million during the six months ended June 30, 2005 from $6.2 million during the same period in the prior year as result of lower pre-tax income. The effective income tax rate for the six months ended June 30, 2005 decreased to 38.7% from 40.6% in the comparable prior year period primarily due to state and local tax planning implemented during the current year. We expect our effective income tax rate for 2005 to range between 38.2% to 38.8%.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2004	2005
Cash flows provided by (used for):
Operating activities	$9,281	$11,164
Investing activities	(4,098)	8,613
Financing activities	(6,144)	(2,058)

Net increase (decrease) in cash and cash equivalents	(961)	17,719

Cash and cash equivalents, beginning of year	9,497	16,526

Cash and cash equivalents, end of period	$8,536	$34,245

Cash Flow Discussion. Net operating cash inflows for the six months ended June 30, 2005 were $11.2 million, approximately $1.9 million higher than $9.3 million in comparable 2004. This increase is primarily attributable to tax benefits associated with the exercise of stock options, the allowance from the landlord for leasehold improvements and an increase in net income after adjustments for non-cash items such as provision for losses, deferred income taxes and depreciation and amortization, substantially offset by the growth in loans receivable period to period. Net working capital changes were $5.3 lower in 2005 primarily due to the increase in loans receivable, which reflects our comparable store growth and de novo store growth since June 30, 2004. Other working capital changes were essentially unchanged period to period, with fluctuations in income taxes payable associated with the timing of tax payments, increases in accounts payable and accrued expenses being partially offset by movements in prepaid expenses and other assets.

Net cash provided by investing activities was $8.6 million for the six months ended June 30, 2005, which consisted of $25.1 million in proceeds from the sale of investments, partially offset by the purchase of investments of $4.0 million and capital expenditures of $11.7 million. The capital expenditures included $4.9 million to open 83 de novo stores in 2005, $2.7 million for renovations to existing and acquired stores, $3.3 million for tenant improvements (including cash received as an allowance from the landlord for tenant improvements), furnishings and technology for the new corporate office space, $0.5 million for stores not yet open as of June 30, 2005 and $0.3 million for other expenditures. For the six months ended June 30, 2004, net investing cash outflows were $4.1 million, which primarily consisted of capital expenditures related to renovations to existing stores, including updated signage, improved security and general enhancements.

Net cash outflows by financing activities for the six months ended June 30, 2005 and 2004 were $2.1 million and $6.1 million, respectively. During 2005, cash outflows consisted of the repurchase of 244,800 shares of our stock for approximately $2.8 million, partially offset by proceeds received in connection with stock option exercises totaling $789,000. In 2004, cash outflows consisted of $3.7 million in net repayments of indebtedness and $3.1 million in dividends paid to stockholders, partially offset by proceeds of $377,000 in connection with stock option exercises.

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

As part of our growth strategy, we are opening de novo stores and pursuing acquisitions in existing and new markets. During 2003 and 2004, we were able to achieve de novo unit store growth of 17.4% and 18.4%, respectively. In addition, we acquired 29 stores in 2004. With 83 stores opened during the first six months of 2005 and the acquisition of 7 stores, we believe we can achieve between 40% to 50% unit store growth for the full year 2005. As of June 30, 2005, we had 74 fully executed leases for stores not yet open at locations in various states. We believe our current cash position and our expected cash flows from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo store include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the store size, location and the services being offered. The average cost of capital expenditures after nine months of operations totaled approximately $57,000 per store for new stores opened in 2003 and 2004. Initial totals for stores added in 2005 indicate an approximate 25% increase in the amount being spent on store build-outs, partly due to an increase in general construction costs. In addition, for de novo stores opened during 2002, the loans receivable balance averaged approximately $140,000 at the end of the second year of operations. With respect to losses, a first-year store will incur higher losses as a percentage of revenues than older stores because the new store is establishing itself in the community and collecting information about the customer base. For example, for de novo stores during 2003 and 2004 that were open for at least nine months as of June 30, 2005, store loss ratios averaged approximately 40% after the first nine months of operations.

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, we received a tenant allowance from our landlord for leasehold improvements totaling $976,000. In April 2005, we moved into the new offices. As of June 30, 2005, we have spent approximately $2.3 million (net of tenant allowances) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office space. In addition, we expect rent expense and amortization expense to increase by approximately $675,000 per year as a result of the lease agreement.

Common Stock Repurchase Program. On May 12, 2005, the Board of Directors authorized the expenditure of up to $10 million to repurchase shares of our common stock. We plan to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. We expect to fund the share repurchase program with our cash flow from operations. The common stock repurchase program expires on December 31, 2005. As of June 30, 2005, we repurchased 244,800 shares at a total cost of $2.8 million.

Concentration of Risk. Revenues from our stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 63% of total revenues for the six months ended June 30, 2005. In each of the states of Missouri and California, revenues represented in excess of 14% of our total revenues for the six months ended June 30, 2005. To the extent that laws or regulations are passed that affect our ability to offer payday loans or the manner by which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

FIN 45 Disclosures

In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. Under this agreement, we provide various services including marketing and loan servicing for FBD in connection with FBD’s short-term consumer loans in Texas, for which we are paid fees by FBD. We also earn additional fees if FBD’s loan loss ratio for these short-term consumer loans is below specified levels. As of June 30, 2005, FBD was offering short-term loans in all 18 of our stores in Texas. The total fees paid to us by FBD for marketing and servicing FBD’s short-term loans was approximately $214,000 for the six months ended June 30, 2005. The outstanding balance of FBD advances and fees receivable serviced by the Company was approximately $1 million at June 30, 2005.

We are not involved in the FBD loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in these loans. Consequently, FBD loans will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement, however, we are obligated to reimburse FBD an amount equal to the net amount charged off by FBD for the loans serviced by us, less FBD’s targeted loan loss rate. Because of our economic exposure for potential losses related to the FBD loans, we record a payable to reflect the anticipated losses related to uncollected FBD loans. The payable is recognized at its face value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for FBD losses reported in accrued liabilities was not material as of June 30, 2005.

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payments. SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt SFAS 123R during the first quarter of 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.

On May 9, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of the Company’s common stock on the Nasdaq National Market on May 9, 2005 was $13.50 per share.

The Compensation Committee accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that we would otherwise be required to report in our income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in our income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. The pro forma disclosures in the footnotes to the consolidated financial statements included the impact of the accelerated vesting of options in the second quarter of 2005 and resulted in an approximate $6.2 million pre-tax charge to pro forma earnings for the three and six month periods ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report, and have concluded that our design and operations of our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

North Carolina. On February 8, 2005, we, two of our subsidiaries, including the subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action by customers of County Bank. The lawsuit alleges that we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the loans to the plaintiffs in violations of various state statutes, and that even if we are not viewed as the “actual lenders or makers” of the loans, our services to the bank that made the loans violated various North Carolina statutes.

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

Although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. A ruling with respect to that hearing, which is expected for the third quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing would likely have an adverse impact on our operations in North Carolina and could adversely affect the purported class action lawsuit against the Company.

Arizona. In 2004, we filed a small claims case in Pima County, Arizona to collect a past due loan. The customer/defendant removed the case to Pima County Justice Courts (in accordance with established small claims court procedures), and filed counterclaims against us alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other counterclaims based in tort, contract and violations of state law. The defendant also sought removal to the Superior Court of Pima County, Arizona, and class certification for all customers of the Company in Arizona on these counterclaims. The defendant sought unspecified damages on the counterclaims, an award of attorneys fees, treble damages under the Arizona RICO statute, and punitive damages. We moved to compel dismissal of the counterclaims and enforcement of the mandatory arbitration provisions in our agreements with this customer. A hearing on our motion to compel arbitration and the defendant’s motion to remove to Superior Court was held on May 4, 2005, and the judge granted our motion to compel arbitration and denied defendant’s motion to remove the matter to Superior Court. The defendant has appealed this ruling.

Wisconsin. The United States Bankruptcy Court for the Eastern District of Wisconsin found our subsidiary violated the automatic stay provisions of the United States Bankruptcy Code, 11 U.S.C. §362(a), in an action titled Brewer v. QC Financial Services, Inc. The Court determined that the actions by our subsidiary in retaining lawfully-obtained funds that were part of the plaintiff’s bankruptcy estate was a violation of the automatic stay, that our subsidiary’s conduct was willful and that the our subsidiary must pay actual damages, including attorneys fees pursuant to 11 U.S.C. §362(h). The Court also determined that our subsidiary’s conduct was sufficiently egregious to warrant imposing punitive damages. The Court held a hearing to determine the amount of damages on July 20 and 22, 2005. We cannot predict the amount of any judgment.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Use of Proceeds. On July 21, 2004, we closed the sale of 5,000,000 shares of our common stock at a price of $14.00 per share in a firm commitment underwritten initial public offering. The offering was effected pursuant to a Registration Statement on Form S-1, as amended, (File No. 333-115297), which the Securities and Exchange Commission declared effective on July 15, 2004.

Through June 30, 2005, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our outstanding indebtedness; (4) $12.4 million for capital expenditures and the funding of payday loan growth for 126 de novo stores opened since the offering; (5) $3.4 million for the purchase price of 36 stores since the offering and (6) the balance of approximately $21.8 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Issuer Purchases of Equity Securities. On May 12, 2005, our board of directors approved a stock repurchase program authorizing the purchase of up to $10 million of our common stock on the open market. Authority to purchase common stock under the repurchase program will expire at the close of trading on December 31, 2005.

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30
May 1 – May 31	244,200	$11.63	244,200	$7,161,088
June 1 – June 30	600	13.05	244,800	7,153,258

Total	244,800	$11.63	244,800	$7,153,258

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Overland Park, Kansas, on June 7, 2005. At that meeting, the stockholders elected the following individuals to serve as directors for a term of one year and until their respective successors are duly elected and qualified:

Director	For	Withheld Authority
Don Early	19,426,351	1,043,456
Mary Lou Andersen	19,426,351	1,043,456
Richard B. Chalker	19,633,064	836,743
Gerald F. Lamberti	19,647,428	822,379
Francis P. Lemery	19,646,228	823,579
Mary V. Powell	19,644,228	825,579

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 12, 2005.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)