Form 10-Q
period 2005-09-30
QC Holdings, Inc.
filed 2005-11-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of October 31, 2005:

Common Stock $0.01 per share par value – 20,478,950 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2005

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year 2005.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2004	September 30, 2005
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$16,526	$34,523
Investments	24,000
Loans receivable, less allowance for losses of $1,520 at December 31, 2004 and $2,530 at September 30, 2005	49,385	50,650
Prepaid expenses and other current assets	2,893	3,608

Total current assets	92,804	88,781

Property and equipment, net	17,236	30,694

Goodwill	7,298	7,265

Other assets, net	1,098	1,305

Total assets	$118,436	$128,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$732
Accrued expenses and other liabilities	1,047	2,966
Accrued compensation and benefits	1,704	2,776
Deferred revenue	2,926	4,046
Deferred income taxes	3,428	3,681

Total current liabilities	9,501	14,201

Deferred income taxes	2,643	2,648
Other non-current liabilities		772

Total liabilities	12,144	17,621

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,371,000 shares issued and outstanding at December 31, 2004; 20,700,250 shares issued and 20,478,950 outstanding at September 30, 2005	204	207
Additional paid-in capital	69,417	71,790
Retained earnings	36,671	41,001
Treasury stock, at cost		(2,574)

Total stockholders’ equity	106,292	110,424

Total liabilities and stockholders’ equity	$118,436	$128,045

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues
Payday loan fees	$29,282	$39,088	$79,838	$105,406
Other	2,793	3,020	9,271	9,818

Total revenues	32,075	42,108	89,109	115,224

Store expenses
Salaries and benefits	6,811	10,291	19,130	28,166
Provision for losses	7,769	15,036	17,609	32,459
Occupancy	2,975	5,375	8,957	14,055
Depreciation and amortization	438	1,306	1,197	2,420
Impairment of goodwill		662		662
Other	2,433	3,899	6,653	9,923

Total store expenses	20,426	36,569	53,546	87,685

Store gross profit	11,649	5,539	35,563	27,539

Regional expenses	1,846	2,587	5,516	7,285
Corporate expenses	2,637	4,046	6,636	12,231
Depreciation and amortization	283	243	566	608
Interest expense (income), net	(40)	(85)	642	(439)
Other, net	(251)	278	(210)	733

Income (loss) before taxes	7,174	(1,530)	22,413	7,121

Provision (benefit) for income taxes	2,664	(554)	8,858	2,791

Net income (loss)	$4,510	$(976)	$13,555	$4,330

Weighted average number of common shares outstanding:
Basic	19,556	20,479	14,351	20,522
Diluted	20,807	20,479	15,378	21,505

Earnings (loss) per share:
Basic	$0.23	$(0.05)	$0.80	$0.21
Diluted	$0.22	$(0.05)	$0.74	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net income	$13,555	$4,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763	3,028
Provision for losses	17,609	32,459
Deferred income taxes	648	258
Loss on disposal of property and equipment		733
Impairment of goodwill		662
Other, net	(135)	74
Lease incentive		976
Stock option income tax benefits		1,784
Changes in operating assets and liabilities:
Loans receivable, net	(20,224)	(33,532)
Prepaid expenses and other assets	(412)	(374)
Other assets	(195)	(214)
Accounts payable	(63)	336
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,164	3,971
Income taxes	(484)	(340)
Other non-current liabilities		(64)

Net operating	13,226	14,087

Cash flows from investing activities
Proceeds from sales of investments		28,000
Purchases of investments		(4,000)
Purchase of property and equipment	(6,886)	(17,152)
Proceeds from sale of property and equipment	7	26
Acquisition costs		(906)
Other, net	182

Net investing	(6,697)	5,968

Cash flows from financing activities
Net repayments under credit facility	(6,256)
Payments on long-term debt	(24,598)
Proceeds from long-term debt	1,000
Net proceeds from initial public offering	63,695
Dividends to stockholders	(3,100)
Repurchase of treasury stock		(2,847)
Exercise of stock options	378	791
Other, net	233	(2)

Net financing	31,352	(2,058)

Cash and cash equivalents
Net increase	37,881	17,997
At beginning of year	9,497	16,526

At end of period	$47,378	$34,523

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$859	$—
Income taxes	8,694	1,114

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, December 31, 2003	15,182,000	$191	$5,248	$21,292	$(17,165)	$(233)	$9,333

Net income and comprehensive income				18,479			18,479
Stock issued in connection with initial public offering	5,000,000	13	46,749		16,933		63,695
Exercise of stock options and related tax benefits	189,000		321		232		553
Dividends to stockholders				(3,100)			(3,100)
Termination of mandatory stock redemption agreement			17,000				17,000
Other, net			99			233	332

Balance, December 31, 2004	20,371,000	204	69,417	36,671	—	—	106,292

Net income and comprehensive income				4,330			4,330
Treasury stock repurchases	(244,800)				(2,847)		(2,847)
Exercise of stock options and related tax benefits	352,750	3	2,299		273		2,575
Other, net			74				74

Balance, September 30, 2005 (Unaudited)	20,478,950	$207	$71,790	$41,001	$(2,574)	$—	$110,424

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively known as the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2004 and September 30, 2005, and the results of operations for the three and nine months ended September 30, 2004 and 2005 and the cash flows for the nine months ended September 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2004 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year 2005.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 21-year history. Since 1998, the Company has been principally engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks. The payday loans are supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee, which varies from state to state based on applicable regulations and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection. Prior to September 30, 2005, locations in North Carolina and Texas offered payday loans from third-party institutions. See Note 6 for additional information.

On September 28, 2005, the Company announced that it is closing each of its 19 stores in North Carolina prior to December 1, 2005 (the North Carolina closings). The Company’s decision to close its North Carolina stores reflects the difficult operating environment in North Carolina associated with the Company’s role as an agent for a lending bank that was offering payday cash advances. See Note 5 for additional information.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, money transfers and money orders. All the Company’s loans and other services are subject to state regulation, which varies from state to state. As of September 30, 2005, the Company operated 512 stores, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Note 2 – Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2004 and September 30, 2005.

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

The Company previously reported its investments in auction rate securities as cash and cash equivalents. The Company reclassified its $24.0 million in auction rate securities at December 31, 2004 from cash equivalents to investments to conform to the current year presentation. As of September 30, 2005, the Company did not have any investments in auction rate securities.

All the Company’s investments in auction rate securities at December 31, 2004 were classified as available-for-sale pursuant to SFAS 115. Securities classified as available-for-sale are reported at fair value. To the extent that the securities generate realized gains or losses, or experience any decline in value judged to be other-than-temporary, such amounts are reported as other income or loss.

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues received from its role as a marketing and servicing agent on a constant-yield basis ratably over the term of each loan made by the third-party lender. See additional information in Note 6.

The Company recognizes revenues for its other consumer financial products and services, including check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Check cashing fees	$1,261	$1,431	$4,765	$5,103
Loan fees on title loans	1,096	1,149	3,189	3,301
Other fees	436	440	1,317	1,414

Total	$2,793	$3,020	$9,271	$9,818

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Average loan to customer (principal plus fee)	$341.57	$366.14	$332.66	$360.39
Average fee received by the Company	$51.51	$54.43	$50.30	$53.81
Average term of the loan (days)	14	16	14	15

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios, which includes the Company’s pro rata participation in purchased loans as discussed in Note 6. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of the total volume).

Beginning on July 1, 2005, the Company changed its methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, the Company computes the loss/volume ratio for the last month of each reporting period.

The loss/volume ratio represents the percentage of aggregate net payday and title loan losses to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments.

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

In periods prior to July 1, 2005, the allowance for loan losses was determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense, and the Company’s collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Allowance for loan losses
Balance, beginning of period	$960	$1,820	$1,090	$1,520
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	200	710	70	1,010

Balance, end of period	$1,160	$2,530	$1,160	$2,530

Provision for losses
Charged-off to expense	$14,382	$24,736	$37,036	$58,738
Recoveries	(6,813)	(10,410)	(19,497)	(27,289)
Adjustment to provision for losses based on evaluation of outstanding receivables at period end	200	710	70	1,010

Total provision for losses	$7,769	$15,036	$17,609	$32,459

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$4,510	$(976)	$13,555	$4,330
Less: dividend and participation rights associated with mandatory stock redemption (a)			2,135

Income (loss) available to common stockholders	$4,510	$(976)	$11,420	$4,330

Weighted average number of actual common shares outstanding	19,556	20,479	16,755	20,522
Less: weighted average number of shares from mandatory stock redemption (a)			2,404

Weighted average basic common shares outstanding	19,556	20,479	14,351	20,522
Incremental shares from assumed conversion of stock options (b)	1,251		1,027	983

Weighted average diluted common shares outstanding	20,807	20,479	15,378	21,505

Basic earnings (loss) per share	$0.23	$(0.05)	$0.80	$0.21

Diluted earnings (loss) per share	$0.22	$(0.05)	$0.74	$0.20

(a)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which the Company adopted on July 1, 2003, the shares considered to be subject to redemption under the stockholders agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earning per Share. The stockholders agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.
(b)	Because the Company reported a net loss during the three months ended September 30, 2005, inclusion of incremental shares from assumed conversion of stock options in the computation of diluted earnings per share would be anti-dilutive. The total number of incremental shares that could potentially dilute basic earnings per common share in the future that were not included in the diluted per share computation for the three months ended September 30, 2005 was 969,000.

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. The Company’s reported net income for the three months and nine months ended September 30, 2004 and 2005 does not include any stock-based employee compensation expense because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $25,000 and $74,000 for each of the three months and nine months ended September 30, 2004 and 2005, respectively, related to these non-employee option grants in the consolidated financial statements.

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

The Company accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. The pro forma disclosures below include the impact of the accelerated vesting of options in the second quarter of 2005 and reflect an approximate $6.2 million pre-tax charge to pro forma earnings for nine months ended September 30, 2005.

If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $449,000 and $27,000 for the three months ended September 30, 2004 and 2005, respectively, and by approximately $516,000 and $7.1 million for the nine months ended September 30, 2004 and 2005, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss) as reported	$4,510	$(976)	$13,555	$4,330
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	449	27	516	5,269

Pro forma net income (loss)	4,061	(1,003)	13,039	(939)
Less: dividend and participation rights associated with mandatory stock redemption as discussed above			2,135

Pro forma income (loss) available to common stockholders	$4,061	$(1,003)	$10,904	$(939)

Basic earnings (loss) per share:
As reported	$0.23	$(0.05)	$0.80	$0.21
Pro forma	$0.21	$(0.05)	$0.76	$(0.05)

Diluted earnings (loss) per share:
As reported	$0.22	$(0.05)	$0.74	$0.20
Pro forma	$0.20	$(0.05)	$0.72	$(0.05)

(a)	The pro forma computations assume that the Company does not receive a tax benefit upon exercise of any incentive stock options granted to its employees.

Note 3 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Buildings	$2,146	$2,146
Leasehold improvements	10,018	19,031
Furniture and equipment	10,766	17,918
Vehicles	503	550

	23,433	39,645
Less: Accumulated depreciation and amortization	6,197	8,951

Total	$17,236	$30,694

In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. As of September 30, 2005, the Company has incurred approximately $3.8 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology of the new office.

Note 4 – Acquisitions and Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2004	September 30, 2005
Balance at beginning of period	$5,431	$7,298
Impairment		(662)
Acquisitions	1,867	629

Balance at end of period	$7,298	$7,265

In connection with the Company’s decision to close its stores in North Carolina during the fourth quarter of 2005, the Company reviewed all goodwill associated with its North Carolina operations. The Company determined the estimated fair value of stores in North Carolina is minimal as the Company expects to abandon the store locations by terminating all operating leases. As a result, the Company recorded a charge of $662,000 during the third quarter of 2005 to reflect the impairment of goodwill associated with six of the stores in North Carolina that were purchased in 1998.

During the nine months ended September 30, 2005, the Company acquired nine stores and certain assets for a total of $906,000, which included net book value of depreciable assets of approximately $86,000 and payday loans receivable of approximately $191,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $629,000, all of which was allocated to goodwill.

The purchase price allocations with respect to acquisitions made in 2004 have been completed and no adjustments to the initial purchase price allocations were necessary.

Note 5 – North Carolina Store Closings

On September 28, 2005, the Company announced that it is closing each of its 19 stores in North Carolina prior to December 1, 2005. The Company’s decision to close its North Carolina stores reflects the difficult operating environment in North Carolina associated with the Company’s role as an agent for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidance issued recently by the Federal Deposit Insurance Corporation (FDIC). In connection with the North Carolina closings, the Company recorded approximately $1.3 million in pre-tax charges during third quarter 2005 ($816,000 after consideration of income tax benefits) and incurred operational pre-tax losses of $827,000 during third quarter 2005 ($501,000 after-tax). The charges recorded in the third quarter included a $340,000 increase in the allowance for loan losses, a $662,000 impairment of goodwill (see Note 4), $256,000 in severance and benefit costs, $58,000 in accelerated depreciation, and $31,000 in occupancy expense for operating lease terminations. In addition, the Company expects to record an additional $750,000 in charges during fourth quarter 2005, which includes approximately $480,000 for depreciation, $150,000 for lease terminations and $120,000 for other costs including storage, moving and cleaning costs.

The following table summarizes the accrued charges and the activity related to those charges:

	December 31, 2004	Additions	Reductions	September 30, 2005
Severance and benefits	$—	$256	$—	$256

Note 6 – Third-Party Loans

Prior to September 30, 2005, the Company originated payday loans at all of its locations, except for stores in North Carolina and Texas. In North Carolina, prior to the Company’s decision to close its North Carolina stores (see Note 5), payday loans were offered by County Bank of Rehoboth Beach, Delaware (County Bank), a third-party financial institution, through the Company’s stores. The Company entered into the arrangement with County Bank in April 2003. Under the terms of the agreement, the Company marketed and serviced County Bank’s loans in North Carolina and County Bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though County Bank had sole discretion regarding the terms of its loans. In connection with the planned closing of the North Carolina stores and termination of the agreement with County Bank, the Company purchased County Bank’s pro rata participation in the loans for approximately $27,500 in early October 2005. During the nine months ended September 30, 2004 and 2005, the Company reported revenues from its North Carolina stores of $4.8 million and $4.2 million, respectively.

In February 2005, the Company entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. On September 14, 2005, the Company, through a new subsidiary, began operating as a credit services organization (CSO) in its 18 Texas stores. On that same day, the Company ceased serving as a marketing and servicing agent for new loans made by FBD. Under the agreement with FBD, the Company provided various services including marketing and loan servicing for FBD in connection with FBD’s short-term consumer loans in Texas, for which the Company was paid fees by FBD. The total revenue earned by the Company for marketing and servicing FBD’s short-term loans during the nine months ended September 30, 2005 was approximately $765,000. The outstanding balance of FBD advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from FBD as a result of terminating the agreement with FBD. In connection with the purchase of the loans from FBD, the Company recorded an additional $140,000 in its allowance for loan losses to reflect the anticipated challenges associated with converting borrowers to the new product being offered by a third-party lender through the Company’s CSO stores.

As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee (a CSO fee) for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer. The CSO fee is recognized ratably over the term of the loan. The Company also services the loan for the lender. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria, and the Company will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in the Company’s loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. At September 30, 2005, consumers referred to the lender by the Company had total loans outstanding with the lender of approximately $471,000. Because of the economic exposure for potential losses related to guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $60,000 as of September 30, 2005.

Note 7 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. As of September 30, 2005, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 25%, 14%, 10%, 8% and 6%, respectively, of total revenues for the nine months ended September 30, 2005. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

Note 8 – Commitments and Contingencies

On February 8, 2005, the Company, two of its subsidiaries, including the subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of County Bank, for whom the Company provided certain services in connection with the bank’s origination of short-term consumer loans in North Carolina prior to termination of the relationship in September 2005. The lawsuit alleges that the Company violated various North Carolina laws in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the loans to the plaintiffs in violation of various state statutes, and that even if the Company is not viewed as the “actual lenders or makers” of the loans, the Company’s services to County Bank violated various North Carolina statutes.

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

Although the Company is not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. A ruling with respect to that hearing, which is expected for the fourth quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing could adversely affect the purported class action lawsuit against the Company.

Note 9 – Common Stock Repurchase Program

On May 12, 2005, the Company’s Board of Directors authorized the expenditure of up to $10 million to repurchase shares of the Company’s common stock. The Company plans to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. The Company expects to fund the share repurchase program with cash flow from operations. The common stock repurchase program expires on December 31, 2005. As of September 30, 2005, the Company had repurchased 244,800 shares at a total cost of $2.8 million.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) our role (prior to September 30, 2005) as a marketing and servicing agent for lending banks in North Carolina and Texas and changes in federal or state laws affecting, or the results of industry litigation and regulatory challenges involving, those type of relationships, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit stores, (5) negative media reports and public perception of the payday loan industry and the impact on state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with acquisitions, and (8) the other risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, money transfers and money orders. As of September 30, 2005, we operated 512 stores in 25 states. In all but two of these states, North Carolina and Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, and in most cases, are limited by state law. Prior to September 30, 2005, in North Carolina and Texas, we provided various services in connection with a third-party bank’s origination of short-term consumer loans in our stores. For our check cashing services, we charge our customers a fee that is usually equal to a percentage of the amount of the check being cashed and is deducted from the cash provided to the customer.

On September 28, 2005, we announced that we are closing each of our 19 stores in North Carolina prior to December 1, 2005. Our decision to close these stores reflects the difficult operating environment in North Carolina associated with our role as an agent for County Bank of Rehoboth Beach, Delaware (County Bank). County Bank offers payday cash advances in compliance with the revised Payday Lending Guidance issued recently by the Federal Deposit Insurance Corporation (FDIC). In connection with the North Carolina closings, we recorded approximately $1.3 million in pre-tax charges during third quarter 2005 ($816,000 after consideration of income tax benefits) and incurred operational pre-tax losses of $827,000 during third quarter 2005 ($501,000 after-tax). The charges recorded in the third quarter included a $340,000 increase in the allowance for loan losses, a $662,000 impairment of goodwill, $256,000 in severance and benefit costs, $58,000 in accelerated depreciation, and $31,000 in occupancy expense for operating lease terminations. In addition, we expect to record an additional $750,000 in charges during fourth quarter 2005, which includes $480,000 for depreciation, $150,000 for lease terminations and $120,000 for other costs including storage, moving and cleaning costs. Prior to the FDIC issuing the revised Payday Lending Guidance and our subsequent decision to close our North Carolina stores, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by FBD in Texas. Under this agreement, we provided various marketing and servicing services to FBD in connection with FBD’s short-term consumer loans in Texas, for which we were paid fees by FBD. Beginning on September 14, 2005, we began operating as a credit services organization (CSO) in 18 Texas stores. On that same day, we ceased serving as a marketing and servicing agent for new loans made by FBD. As a CSO, we assist a consumer in applying for a loan from an unrelated third-party lender. The fees earned by us are deferred and amortized over the term of the loan. Under the arrangement with the current lender, we are contractually obligated for all losses incurred by the third-party lender in connection with the lender’s loans to consumers referred to the lender by the Company’s subsidiary.

Our expenses primarily relate to the operations of our store network, the most significant of which include salaries and benefits for our store employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our stores based on store gross profit and revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth a strong indicator of operating efficiency. We define comparable stores as those stores that are open during the full periods for which a comparison is being made. For example, comparable stores for the three months ended September 30, 2005 have been open at least 15 months on that date. We monitor newer stores for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are historically our largest costs and are driven primarily by the addition of stores throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to exceed 20,000 payday loan stores. We believe our industry is highly fragmented and that the 10 largest companies operate approximately 8,000 stores in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new store openings. We are actively identifying possible store locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have stores. As we consider acquisitions and open new stores, there are various execution risks associated with both strategies. Since December 31, 1998, we have grown from 48 stores to 512 stores as of September 30, 2005. The following table sets forth our growth through de novo store openings and store acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	Nine Month Ended September 30, 2005
De novo stores opened during period	5	8	22	55	45	54	136
Acquired stores during period	69	50	12	6		29	9
Stores closed during period		4	6	7	9	6	4

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

The following table sets forth our results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$29,282	$39,088	91.3%	92.8%
Other	2,793	3,020	8.7%	7.2%

Total revenues	32,075	42,108	100.0%	100.0%

Store expenses
Salaries and benefits	6,811	10,291	21.2%	24.4%
Provision for losses	7,769	15,036	24.2%	35.7%
Occupancy	2,975	5,375	9.3%	12.8%
Depreciation and amortization	438	1,306	1.4%	3.1%
Impairment of goodwill		662		1.6%
Other	2,433	3,899	7.6%	9.3%

Total store expenses	20,426	36,569	63.7%	86.9%

Store gross profit	11,649	5,539	36.3%	13.1%

Regional expenses	1,846	2,587	5.8%	6.1%
Corporate expenses	2,637	4,046	8.2%	9.6%
Depreciation and amortization	283	243	0.8%	0.6%
Interest expense (income), net	(40)	(85)	(0.1)%	(0.2)%
Other, net	(251)	278	(0.8)%	0.6%

Income (loss) before taxes	7,174	(1,530)	22.4%	(3.6)%

Provision (benefit) for income taxes	2,664	(554)	8.3%	(1.3)%

Net income (loss)	$4,510	$(976)	14.1%	(2.3)%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2004 and 2005:

	Three Months Ended September 30,
	2004	2005
Other Information:
Loan volume (in thousands)	$199,925	$281,890
Average revenue per store	102,804	86,642
Average loan size (principal plus fee)	342	366

Store Information:
Number of stores, beginning of period	301	459
De novo stores opened	23	53
Acquired stores		2
Stores closed	(2)	(2)

Number of stores, end of period	322	512

Average number of stores open during period	312	486

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$31,711	$35,228
Total number of comparable stores	293	293
Average revenue per comparable store	$108,229	$120,232

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 15 months since June 30, 2004.

Net Income. We reported a net loss of $1.0 million in third quarter 2005 compared to net income of $4.5 million in third quarter 2004. The decline in net income of approximately $5.5 million was primarily due to costs associated with the expected closure of our North Carolina stores in the fourth quarter of 2005, higher loan losses and the costs associated with our accelerated unit store growth over the last 18 months. In connection with the North Carolina closings, we recorded approximately $1.3 million in pre-tax charges during third quarter 2005 ($816,000 after consideration of income tax benefits), and we expect to record additional charges of $750,000 during the fourth quarter 2005. In addition, we incurred operational pre-tax losses of $827,000 for our North Carolina stores during third quarter 2005 ($501,000 after-tax). A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2005, revenues were $42.1 million, a 31.2% increase from $32.1 million during the three months ended September 30, 2004. This revenue growth was primarily a result of higher payday loan volumes, which reflects an increase in the number of stores and an increase in the number of customer transactions and average loan size. We originated approximately $281.9 million through payday loans during third quarter 2005, which was an increase of 41.0% over the $199.9 million during third quarter 2004. The average loan (including fee) totaled $366.14 versus $341.57 during the three months ended September 30, 2004. Average fees received from customers per loan increased 5.7%, from $51.51 in third quarter 2004 to $54.43 in third quarter 2005. The fee rate declined slightly from $17.76 per $100.00 in third quarter of 2004 to $17.46 per $100.00 in third quarter 2005 due to changes in the mix of states in which we earn our fees.

We anticipate that our fee rate will continue a slight decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation. For example, Illinois adopted legislation (effective December 2005) that reduces the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Also, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks from the previous fee that declined from $15.00 for the first $100.00 borrowed to less than $10.00 for each incremental $100.00 borrowed thereafter. During the first three months subsequent to this change in Kansas law, our average loan size in Kansas increased to $337 compared to an average loan size of $162 for the same period in the prior year. As a result, payday loan volumes in Kansas improved 240% quarter-to-quarter.

We evaluate our stores based on revenue growth, with consideration given to the length of time the store has been open. We consider comparable store growth as a strong indicator of operating efficiency. We define comparable stores as those stores that were open for all of the two periods being compared, which means the 15 months since June 30, 2004. The following table provides a summary of our revenues by comparable stores and new stores:

	Three Months Ended September 30,
	2004	2005
	(in thousands)
Comparable stores	$31,711	$35,228
Stores opened in 2004 (July to December)	76	3,685
Stores opened in 2005		3,170
Other	288	25

Total	$32,075	$42,108

Revenues for comparable stores (stores open at least 15 months as of September 30, 2005) improved $3.5 million, or 11.0%, to $35.2 million in third quarter 2005, reflecting continued strong customer demand. Revenues in third quarter 2005 included approximately $3.7 million from the 74 stores added during the last six months of 2004 and approximately $3.2 million from the 145 stores that have been added during 2005.

Revenues from check cashing, title loans and other sources totaled $3.0 million during third quarter 2005, up slightly from the $2.8 million in the comparable prior year quarter. This increase reflects a higher number of stores providing check cashing and title loan services, substantially offset by declining volumes for these services in existing stores. Check cashing and title loan revenues represented 3.4% and 2.7% of total revenues, respectively, for the three months ended September 30, 2005 versus 3.9% and 3.4%, respectively, for the three months ended September 30, 2004. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expenses. Total store expenses increased $16.2 million, or 79.4%, from $20.4 million in third quarter 2004 to $36.6 million in third quarter 2005. Store-level salaries and benefits increased by $3.5 million for the three months ended September 30, 2005 compared to the same period in the prior year primarily as a result of new personnel to operate the 196 stores that have been added since September 30, 2004. In addition, we recorded approximately $256,000 in severance and benefit costs associated with the North Carolina closings.

The provision for losses increased from $7.8 million in third quarter 2004 to $15.0 million during the three months ended September 30, 2005. This increase was higher than revenue growth, resulting in an increase in losses as a percentage of revenues from 24.2% during third quarter 2004 to 35.7% during current year’s third quarter. The increase in the loss ratio was caused by accelerated unit store growth, increased losses at comparable stores and a $340,000 increase in the allowance for loan loss provision associated with the North Carolina closings.

Stores added in the six months after June 30, 2004, together with stores added during 2005, reported provision for losses of approximately $3.8 million during the three months ended September 30, 2005. We have added 190 stores (net of six stores closed) through de novo openings and acquisitions since September 30, 2004. Our newer stores experience higher loss rates than seasoned, comparable stores, as evidenced by the average loss ratio of 37.1% after the first twelve months of operations for de novo stores during 2003 and 2004 that were open for at least twelve months as of September 30, 2005.

With respect to comparable stores, losses totaled $11.3 million, or 32.1% of comparable store revenues, in third quarter 2005 versus $7.9 million, or 24.8% of comparable store revenues, in the same 2004 period. We believe that the higher loss ratio in 2005 is attributable to a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

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

Other expense components including occupancy, depreciation and amortization and impairment of goodwill increased $5.4 million quarter-to-quarter. Occupancy costs increased $2.4 million, or 80.0%, in the third quarter 2005 compared to the prior year’s third quarter. Occupancy costs as a percentage of revenues increased from 9.3% in third quarter 2004 to 12.8% in the current year, which reflects the high number of stores at early stages in the store lifecycle. Depreciation and amortization increased by $868,000, primarily due to depreciation associated with capital expenditures for de novo stores. During third quarter 2005, we recorded $662,000 of goodwill impairment, $31,000 for operating lease terminations and $58,000 in accelerated depreciation due to the North Carolina closings.

Store Gross Profit. Store gross profit declined by $6.1 million, or 52.6%, from $11.6 million in third quarter 2004 to $5.5 million in third quarter 2005. Store gross margin, which is store gross profit as a percentage of revenues, declined from 36.3% to 13.1%. The following table summarizes our store gross profit by comparable stores and new stores.

	Three Months Ended September 30,
	2004	2005
	(in thousands)
Comparable stores	$12,303	$10,137
Stores opened in 2004 (July to December)	(587)	(527)
Stores opened in 2005	(31)	(2,856)
Other	(36)	(1,215)

Total	$11,649	$5,539

Comparable stores during third quarter 2004 reported a gross margin of 38.8% versus 28.8% in the third quarter 2005, primarily due to a higher rate of loan losses as discussed above. The 74 stores added during the last six months of 2004 and the 145 stores added in 2005 reported net losses of $527,000 and $2.9 million, respectively. Net losses associated with closed stores, other services and stores that were not yet opened as of September 30, 2005 totaled $1.2 million.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.1 million during the three months ended September 30, 2005, to $6.6 million from $4.5 million in prior year’s quarter. Together, regional and corporate expenses totaled 15.7% of revenues in third quarter 2005, which is within our expected annual range of 15% to 16% of revenues. The increase in expenses in third quarter 2005 is attributable to more home office personnel, the costs associated with being a public company (e.g., insurance, legal and compliance) and rent expense associated with our new corporate office. These increases were partially offset by a reduction in performance-based incentive compensation.

Interest and Other Expenses. Interest income totaled $85,000 during the three months ended September 30, 2005, slightly higher than the $40,000 in third quarter 2004. Other expense for the third quarter 2005 was $278,000, which was primarily a result of losses on the disposal of assets.

Income Tax Provision. During the three months ended September 30, 2005, we reported a tax benefit of $554,000 due to the net loss reported for the current quarter.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

The following table sets forth our results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$79,838	$105,406	89.6%	91.5%
Other	9,271	9,818	10.4%	8.5%

Total revenues	89,109	115,224	100.0%	100.0%

Store expenses
Salaries and benefits	19,130	28,166	21.5%	24.4%
Provision for losses	17,609	32,459	19.8%	28.2%
Occupancy	8,957	14,055	10.1%	12.2%
Depreciation and amortization	1,197	2,420	1.3%	2.1%
Impairment of goodwill		662		0.6%
Other	6,653	9,923	7.4%	8.7%

Total store expenses	53,546	87,685	60.1%	76.2%

Store gross profit	35,563	27,539	39.9%	23.8%

Regional expenses	5,516	7,285	6.2%	6.3%
Corporate expenses	6,636	12,231	7.4%	10.6%
Depreciation and amortization	566	608	0.6%	0.5%
Interest expense (income), net	642	(439)	0.7%	(0.4)%
Other, net	(210)	733	(0.2)%	0.6%

Income before taxes	22,413	7,121	25.2%	6.2%

Provision for income taxes	8,858	2,791	10.0%	2.4%

Net income	$13,555	$4,330	15.2%	3.8%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2004 and 2005:

	Nine Months Ended September 30,
	2004	2005
Other Information:
Loan volume (in thousands)	$549,829	$743,792
Average revenue per store	289,315	260,688
Average loan size (principal plus fee)	333	360

Store Information:
Number of stores, beginning of period	294	371
De novo stores opened	32	136
Acquired stores		9
Stores closed	(4)	(4)

Number of stores, end of period	322	512

Average number of stores open during period	308	442

Comparable Store Information (a):
Total revenues generated by all comparable stores (in thousands)	$87,436	$99,380
Total number of comparable stores	285	285
Average revenue per comparable store	$306,793	$348,702

(a)	Comparable stores are those stores that were open for all of the two periods being compared, which means the 21 months since December 31, 2003.

Net Income. We earned $4.3 million for the nine months ended September 30, 2005 compared to $13.6 million for the nine months ended September 30, 2004. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2005, revenues grew $26.1 million, or 29.3%, to $115.2 million from $89.1 million during the nine months ended September 30, 2004. The increase in revenues was primarily a result of higher payday loan volumes, which reflects an increase in the number of stores and an increase in the number of customer transactions and average loan size. We originated approximately $743.8 million through payday loans during the nine months ended September 30, 2005, a 35.3% increase compared to $549.8 million during the same period in the prior year. Average fees received from customers per loan increased 7.0%, from $50.30 in the first nine months of 2004 to $53.81 in comparable 2005. The fee rate declined from $17.81 per $100.00 in the first nine months of 2004 to $17.55 per $100.00 in comparable 2005 due to changes in the mix of states in which we earn our fees.

As noted in the quarterly discussion, we anticipate that our fee rate will continue a slight decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation, such as in Kansas and Illinois.

The following table provides a summary of our revenues by comparable stores and new stores:

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
Comparable stores	$87,436	$99,380
Stores opened in 2004	521	10,720
Stores opened in 2005		4,548
Other	1,152	576

Total	$89,109	$115,224

Revenues for comparable stores (stores open at least 21 months as of September 30, 2005) improved $12.0 million, or 13.7%, to $99.4 million for the nine months ended September 30, 2005, primarily as a result of higher payday loan volume during the current year period driven by continued strong demand for the payday loan product by consumers and ongoing benefits from our late-fourth quarter 2004 direct mail campaign. Revenues for the nine months ended September 30, 2005 included approximately $10.7 million from the 82 stores added during 2004 and approximately $4.5 million from the 145 stores that have been added during the first nine months of 2005.

Revenues from check cashing, title loans and other sources totaled $9.3 million and $9.8 million for the nine months ended September 30, 2004 and 2005, respectively. Check cashing and title loan revenues represented 4.4% and 2.9% of total revenues, respectively, for the nine months ended September 30, 2005 versus 5.3% and 3.6%, respectively, for the nine months ended September 30, 2004. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a decrease in customer demand for check cashing and title loan products.

Store Expenses. Total store expenses were $87.7 million for the nine months ended September 30, 2005 compared to $53.5 million in the first nine months of 2004, an increase of $34.2 million, or 63.9%. Salaries and benefits increased by $9.1 million to $28.2 million in the nine months ended September 30, 2005 versus $19.1 million in comparable 2004 due to new personnel to operate the 196 stores that have been added since September 30, 2004.

The provision for losses increased from $17.6 million for the nine months ended September 30, 2004 to $32.5 million for the nine months ended September 30, 2005. This rate of increase was higher than revenue growth, resulting in an increase in losses as a percentage of revenues from 19.8% during the nine months ended September 30, 2004 to 28.2% during comparable 2005. The less favorable loss ratio period-to-period reflects our accelerated rate of unit store growth over the last year, very favorable experience in first quarter 2004 attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003 and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

Other expense components, including occupancy, depreciation and amortization and impairment of goodwill, increased by $10.3 million period-to-period. The increase reflects the accelerated rate of unit store growth, particularly with respect to occupancy costs, which grew $5.1 million versus the same prior year period. Occupancy costs as a percentage of revenues increased from 10.1% for the nine months ended September 30, 2004 to 12.2% in the current year, primarily due to the high number of stores at early stages in the store lifecycles. Depreciation and amortization increased by $1.2 million primarily due to depreciation associated with capital expenditures for de novo stores. Also, during the third quarter 2005, we recorded $662,000 of goodwill impairment due to the North Carolina closings.

Store Gross Profit. Store gross profit declined by $8.1 million, or 22.8%, from $35.6 million for the nine months ended September 30, 2004 to $27.5 million for the nine months ended September 30, 2005. Store gross margin, which is store gross profit as a percentage of revenues, declined from 39.9% to 23.8%. The decline in store gross margin reflects the higher loan losses and the large number of early life-cycle stores. The following table summarizes our store gross profit by comparable stores and new stores.

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
Comparable stores	$36,755	$36,665
Stores opened in 2004	(910)	(1,742)
Stores opened in 2005	(31)	(5,857)
Other	(251)	(1,527)

Total	$35,563	$27,539

Comparable stores for the nine months ended September 30, 2005 reported a gross margin of 36.9% versus 42.0% in the comparable prior year period. The decline in the gross margin was primarily due to higher loan losses as discussed above. The 82 stores added during 2004 and the 145 stores added in 2005 reported net losses of $1.7 million and $5.9 million, respectively. Expenses associated with stores that were not yet opened as of September 30, 2005 totaled $871,000.

Regional and Corporate Expenses. Regional and corporate expenses increased $7.3 million, from $12.2 million during the nine months ended September 30, 2004 to $19.5 million in the current year period, for the same reasons noted in the quarterly discussion above.

Interest and Other Expenses. Interest income totaled $439,000 during the nine months ended September 30, 2005 compared to interest expense of $642,000 during the nine months ended September 30, 2004. This change period-to-period reflects the repayment of all indebtedness with the proceeds received in connection with our public offering completed in July 2004 and the investment of the remaining proceeds in cash equivalents. Other expense during the nine months ended September 30, 2005 was $733,000, which was primarily a result of losses on the disposal of assets.

Income Tax Provision. Our provision for income taxes decreased $6.1 million to $2.8 million during the nine months ended September 30, 2005 from $8.9 million during the same period in the prior year as result of lower pre-tax income. The effective income tax rate for the nine months ended September 30, 2005 decreased slightly to 39.2% from 39.5% in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2005
Cash flows provided by (used for):
Operating activities	$13,226	$14,087
Investing activities	(6,697)	5,968
Financing activities	31,352	(2,058)

Net increase in cash and cash equivalents	37,881	17,997
Cash and cash equivalents, beginning of year	9,497	16,526

Cash and cash equivalents, end of period	$47,378	$34,523

Cash Flow Discussion. Net operating cash inflows for the nine months ended September 30, 2005 were $14.1 million, approximately $0.9 million higher than $13.2 million in comparable 2004. This increase is primarily attributable to tax benefits associated with the exercise of stock options, the allowance from the landlord for leasehold improvements and an increase in net income after adjustments for non-cash items such as provision for losses, deferred income taxes and depreciation and amortization, substantially offset by the growth in loans receivable period-to-period. Net working capital changes were $10.0 million lower in 2005 primarily due to the increase in loans receivable (which reflects our comparable store growth and de novo store growth since September 30, 2004), partially offset by timing-related increases in accounts payable and accrued expenses.

Net cash provided by investing activities was $6.0 million for the nine months ended September 30, 2005, which consisted of $28.0 million in proceeds from the sale of investments, partially offset by the purchase of investments of $4.0 million and capital expenditures of $17.2 million. The capital expenditures included $8.3 million to open 136 de novo stores in 2005, $3.7 million for renovations to existing and acquired stores, $3.8 million for tenant improvements (including cash received as an allowance from the landlord for tenant improvements), furnishings and technology for the new corporate office space and $1.4 million for stores not yet open as of September 30, 2005 and other expenditures. For the nine months ended September 30, 2004, net investing cash outflows were $6.7 million, which primarily consisted of capital expenditures for renovations to existing stores (e.g., updated signage, improved security and general enhancements) and for de novo stores.

Net cash outflows by financing activities for the nine months ended September 30, 2005 were $2.1 million. During 2005, cash outflows consisted of the repurchase of 244,800 shares of our stock for approximately $2.8 million, partially offset by proceeds received in connection with stock option exercises totaling $789,000. Net cash inflows from financing activities totaled $31.4 million for the nine months ended September 30, 2004. The inflows resulted from $63.7 million in net proceeds from our public offering, partially offset by repayment of indebtedness totaling $30.9 million. In addition, we paid $3.1 million in dividends to stockholders.

Liquidity and Capital Resource Discussion. In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from the public offering. The remaining portion of the proceeds from the offering is being used to pursue growth and to fund working capital needs. We believe that cash flows from operations and the remaining net proceeds from the public offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new store expansion, and to complete acquisitions. In connection with the repayment of indebtedness in July 2004, we terminated our revolving credit facility. We expect to negotiate a new credit facility during the next six months.

As part of our growth strategy, we are opening de novo stores and pursuing acquisitions in existing and new markets. During 2003 and 2004, we were able to achieve de novo unit store growth of 17.4% and 18.4%, respectively. In addition, we acquired 29 stores in 2004. With 136 stores opened during the first nine months of 2005 and the acquisition of nine stores, we believe we will achieve between 40% to 50% unit store growth for the full year 2005 and will end the year with approximately 520 to 535 stores (after subtracting the 19 North Carolina stores to be closed by December 1, 2005). As of September 30, 2005, we had 61 fully executed leases for stores not yet open at locations in various states. We expect to open between 75 to 125 de novo stores during 2006. We believe our current cash position and our expected cash flows from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo store include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the store size, location and the services being offered. The average cost of capital expenditures for new stores opened in 2005 totaled approximately $61,000 per store . In addition, for de novo stores opened during 2002 and 2003, the loans receivable balance averaged approximately $130,000 at the end of the second year of operations. With respect to losses, a first-year store will incur higher losses as a percentage of revenues than older stores because the new store is establishing itself in the community and collecting information about the customer base. For example, for de novo stores during 2003 and 2004 that were open at least twelve months as of September 30, 2005, store loss ratios averaged approximately 37.1% after the first twelve months of operations.

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, we received a tenant allowance from our landlord for leasehold improvements totaling $976,000. In April 2005, we moved into the new offices. As of September 30, 2005, we have spent approximately $2.9 million (net of tenant allowances) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office space. In addition, we expect rent expense and amortization expense to increase by approximately $675,000 per year as a result of the lease agreement.

Common Stock Repurchase Program. On May 12, 2005, our board of directors authorized the expenditure of up to $10 million to repurchase shares of our common stock. We plan to purchase the shares through open market and negotiated transactions. The number of shares repurchased will depend on various factors, including the price of the stock and market conditions. We expect to fund the share repurchase program with our cash flow from operations. The common stock repurchase program expires on December 31, 2005. As of September 30, 2005, we had repurchased 244,800 shares at a total cost of $2.8 million. We did not repurchase any shares in the third quarter 2005 under this repurchase program.

Concentration of Risk. Revenues from our stores located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 63% of total revenues for the nine months ended September 30, 2005. In each of the states of Missouri and California, revenues represented in excess of 14% of our total revenues for the nine months ended September 30, 2005. To the extent that laws or regulations are passed that affect our ability to offer payday loans or the manner by which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

FIN 45 Disclosures

In February 2005, we entered into a marketing and servicing agreement with First Bank of Delaware (FBD) with respect to short-term consumer loans to be made by the bank in Texas. On September 14, 2005, we ceased serving as a marketing and servicing agent for new loans made by FBD and we began operating through a new subsidiary as a credit services organization (CSO) in our 18 Texas stores. Under the agreement with FBD, we provided various services including marketing and loan servicing for FBD in connection with FBD’s short-term consumer loans in Texas, for which we were paid fees by FBD. The total revenue earned by the Company for marketing and servicing FBD’s short-term loans during the nine months ended September 30, 2005 was approximately $765,000. The outstanding balance of FBD advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from FBD as a result of terminating the agreement with FBD.

As a CSO operation, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee (a CSO Fee) for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. At September 30, 2005, the consumers had total loans outstanding with the lender of approximately $471,000. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $60,000 as of September 30, 2005.

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

The Compensation Committee accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that we would otherwise be required to report in our income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in our income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. The pro forma disclosures in the footnotes to the consolidated financial statements included the impact of the accelerated vesting of options in the second quarter of 2005 and resulted in an approximate $6.2 million pre-tax charge to pro forma earnings for the nine month period ended September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. A ruling with respect to that hearing, which is expected for the fourth quarter of 2005, is to determine whether Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating the North Carolina Consumer Finance Act or the North Carolina Check Cashers Act and if so, to order Advance America to cease and desist such violations and to assess civil monetary penalties as appropriate. An adverse determination in the Advance America hearing could adversely affect the purported class action lawsuit against the Company.

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

Through September 30, 2005, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our outstanding indebtedness; (4) $18.9 million for capital expenditures and the funding of payday loan growth for 179 de novo stores opened since the offering; (5) $3.4 million for the purchase price of 38 stores acquired since the offering and (6) the balance of approximately $15.3 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Issuer Purchases of Equity Securities. On May 12, 2005, our board of directors approved a stock repurchase program authorizing the purchase of up to $10 million of our common stock on the open market. Authority to purchase common stock under the repurchase program will expire at the close of trading on December 31, 2005. During the second quarter 2005, we repurchased 244,800 shares at an aggregate cost of $2.8 million. No shares of common stock were repurchased in the third quarter 2005 under this authorization.

Item 5. Other Information

In August 2005, we received a civil investigative demand (“CID”) from the Office of the New Mexico Attorney General requesting certain information relating to payday loans made at certain of our stores in New Mexico. In September 2005, we filed a petition in New Mexico state court to set aside the CID. We understand that the other payday loan companies that have CIDs filed similar petitions. The proceedings relating to our petition are continuing and no dispositive or procedural rulings have been made by the court to date.

Shortly after the Attorney General issued the CIDs to us and other payday loan companies doing business in New Mexico, the Attorney General issued proposed regulations that if they become effective in the form proposed, would have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively outlawing payday loans in New Mexico. We believe that the Attorney General does not have the authority to promulgate the purported regulations and that the purported regulations are in direct contravention of laws adopted by the New Mexico legislature.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2005.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)