Form 10-K
period 2005-12-31
QC Holdings, Inc.
filed 2006-03-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9401 Indian Creek Parkway, Suite 1500

Overland Park, Kansas 66210

913-234-5000

(Address, including zip code, and telephone number of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2005 was $86.5 million.

Shares outstanding of the registrant’s common stock as of February 28, 2006: 20,532,675

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2005

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated,” “potential,” “goal,” and “objective.” Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include the risks discussed in “Item 1A. Risk Factors” of this report. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

ITEM 1. Business

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. Originally formed in 1984, we were incorporated in 1998 under the laws of the State of Kansas, and have provided various retail consumer products and services during our 21-year history. As of December 31, 2005, we operated 532 branches, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

We entered the payday loan industry in 1992, and believe that we were one of the first companies to offer the payday loan product in the United States. We have served the same customer base since 1984, beginning with a rent-to-own business and continuing with check cashing services in 1988. We sold our rent-to-own branches in 1994.

Since 1998, we have been primarily engaged in the business of providing payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection.

We also provide other consumer financial products and services, such as check cashing services, title loans, credit services, money transfers and money orders. Our loans and other services are subject to state regulations, which vary from state to state, as well as to federal and local regulations, where applicable.

Over the last seven years, we have grown from 48 branches to 532 branches through a combination of acquisitions and new branch openings. During this period, we opened 363 de novo branches, acquired 176 branches and closed 55 branches. The following table sets forth our growth through branch acquisitions and de novo branch openings since January 1, 1999.

	1999	2000	2001	2002	2003	2004	2005
Acquired branches during year	69	50	12	6	—	29	10
De novo branches opened during year	5	8	22	55	45	54	174
Branches closed during year	—	4	6	7	9	6	23

During 1999 and 2000, we tripled our size as a result of several acquisitions. These acquisitions were funded in part by internally generated cash flow and in part by proceeds received from a minority investor in October 1999. From 2001 through June 30, 2004, we focused primarily on de novo growth, using cash flow from operations and borrowings under a revolving credit facility to fund the expenditures required. In the second half of 2004 and 2005, we initiated an aggressive growth plan and opened 219 de novo branches and acquired 39 branches, which was funded by proceeds from our initial public offering and internally generated cash flow. We believe these new locations provide added convenience to our customers and enhance our geographic diversity.

We intend to continue our expansion through new branch development and opportunistic acquisitions. During 2006, we anticipate that we will open between 75 and 100 de novo branches, subject to market conditions and the impact of any acquisitions on our de novo branch plans.

In October and November 2005, we closed all our 19 branches in North Carolina. Our decision to close these branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and servicing provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC). Prior to the FDIC issuing the revised Payday Lending Guidelines in March 2005, which significantly limited our North Carolina customer’s ability to borrow, and our subsequent decision to close our North Carolina branches, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

We operate primarily through our wholly-owned subsidiary, QC Financial Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

Industry Background

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to industry analysts, the number of payday loan branches has grown to approximately 23,000. The growth of the payday loan industry has followed the increased acceptance of payday lending by state legislatures. Since 1996, the number of jurisdictions with legislation permitting or not prohibiting payday loans has grown from 6 states to 37 states and the District of Columbia. We believe that the payday loan industry is fragmented, with the 10 largest companies operating less than one-half (approximately 9,000 branches) of the total industry branches.

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

In addition, at least two-thirds of industry customers say they have at least one other alternative to using a payday loan that offers quick access to money, such as overdraft protection, credit cards, credit union loans or savings accounts. We believe that our customers choose the payday loan product because it is quick, convenient and, in many instances, a lower-cost or more suitable alternative for the customer than the other available alternatives.

Our Services

Our primary business is offering payday loans in each of our 532 branches in 25 states. In addition, we continue to offer other consumer financial services, such as check cashing services, title loans, credit services, money transfers and money orders. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2003	2004	2005	2003	2004	2005
	(in thousands)			(percentage of revenues)
Revenues
Payday loan and credit service fees	$81,195	$106,648	$140,341	87.4%	90.2%	91.8%
Check cashing fees	5,724	5,580	6,170	6.2%	4.7%	4.0%
Title loan fees	4,405	4,299	4,478	4.7%	3.6%	2.9%
Other fees	1,591	1,683	1,889	1.7%	1.5%	1.3%

Total	$92,915	$118,210	$152,878	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from us, a customer must complete a loan application, maintain a personal checking account, have a source of income, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee, which varies by state. State laws typically limit fees to a range of $15 to $20 per $100 borrowed. Loans generally mature in two to three weeks, on or near the date of a customer’s next payday. Our agreement with customers provides that we will not cash their check until the due date of the loan. The customer’s debt to us is satisfied by:

•	payment of the full amount owed in cash in exchange for return of the customer’s check;

•	deposit of the customer’s check with the bank and its successful collection;

•	automated clearing house (ACH) payment; or

•	where applicable, renewal of the customer’s loan after payment of the original loan fee in cash.

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the Community Financial Services Association of America (CFSA) and offer no more than four consecutive renewals after the initial loan per customer. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal.

During 2005, approximately 87% of our payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 13% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 45% of items presented to the bank were collected and approximately 55% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 7% of total loan volume. Once a customer’s check is rejected for insufficient funds or any other reason, we initiate collection efforts. During 2005, our efforts resulted in approximately 45% collection of the returned items. As a result, our overall provision for loan losses during 2005 was approximately 4% of total volume. On average, our overall provision for loan losses has historically ranged from 2% to 4% of total volume based on market factors and rate of unit branch growth.

In 2005, our customers averaged approximately seven two-week payday loans (out of a possible 26 two-week loans).

Our business is seasonal due to the fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Our loss ratio historically fluctuates with these changes in payday loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. See additional discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Seasonality.”

Credit Services Organization

For our locations in Texas, we operate as a credit services organization (CSO) through one of our subsidiaries. As a CSO, we act on behalf of consumers in accordance with Texas laws. We charge the consumer a fee (a CSO fee) for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan. We are not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in our loan receivable balance and are not reflected in the consolidated balance sheet. From September 14, 2005 through December 31, 2005, we earned approximately $480,000 in CSO fees. As noted above, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2005, the third-party lender has approximately $1.0 million of loans outstanding that we arranged and currently are servicing, for which we have recorded approximately $110,000 for estimated losses associated with these loans.

Other Financial Services

We also offer other consumer financial services, such as check cashing services, title loans, credit services, money transfers and money orders. Together, these other financial services constituted 12.6%, 9.8% and 8.2% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and a reduced focus by us on providing the check cashing and title loan products.

Closely related to the payday loan industry is the check cashing industry, a service offered in 278 of our 532 branches as of December 31, 2005. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.7%, 2.6% and 2.9% of the face amount of the check in 2003, 2004 and 2005, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. In certain circumstances, we will turn the check over to a third- party collection agency. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 138 branches as of December 31, 2005.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 225,000 locations in more than 195 countries and territories throughout the world. Additionally, our branches offer Western Union money orders.

De Novo Branch Economics, Comparable Branches and Acquisitions

De Novo Branches

Since 1998, 67% of our growth has occurred through opening 363 de novo branches. We believe that through de novo growth we can achieve a strong return on capital due to our new branch economics. In addition, de novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures.

The following tables show the average annual branch revenues and the average branch gross profit for de novo branches that were opened in the year indicated and were still open as of December 31, 2005. The following tables do not include results from acquired branches. For additional information on de novo branches, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources.”

Year Opened	Average Number of Operating Months during Year Opened	Number of De Novo Branches Opened (a)	Average Branch Revenues
			Year Ended December 31
			2001	2002	2003	2004	2005
			(in thousands)
1998 and earlier		27	$396	$407	$451	$500	$635
1999	9.6	4	324	388	468	573	591
2000	4.4	8	253	346	395	494	543
2001	6.7	22	83	301	393	466	494
2002	3.4	51		38	296	415	448
2003	6.5	45			69	268	377
2004	3.8	51				35	210
2005	5.9	174					48

De Novo branches		382
Acquired branches		150

Total branches		532

Year Opened	Average Number of Operating Months during Year Opened	Number of De Novo Branches Opened (a)	Average Branch Gross Profit (Loss)
			Year Ended December 31,
			2001	2002	2003	2004	2005
			(in thousands)
1998 and earlier		27	$159	$176	$202	$221	$257
1999	9.6	4	117	161	214	267	230
2000	4.4	8	42	123	157	208	212
2001	6.7	22	(45)	86	169	221	220
2002	3.4	51		(23)	86	179	175
2003	6.5	45			(34)	63	119
2004	3.8	51				(35)	(7)
2005	5.9	174					(52)

De Novo branches		382
Acquired branches		150

Total branches		532

(a)	Represents number of de novo branches open as of December 31, 2005.

Comparable Branches

We define comparable branches as those branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2005 have been open at least 24 months. We consider changes in comparable branch financial metrics a strong indicator of operating efficiency. During 2004 and 2005, our revenues from comparable branches increased by 17.1% and 11.4%, respectively, over the prior year. In 2002, we developed our Operational Excellence program, which is designed to refine operational procedures and improve our internal processes. Through this program, we identify and disseminate company-wide processes designed to improve operational efficiencies, margins and the work environment. This program has become part of our culture and continues to foster improvements to our systems and procedures.

The following table summarizes certain financial information for our comparable branches:

2005 to 2004:	2004	2005
Total revenues (in thousands)	$115,253	$128,452
Total number of comparable branches	268	268
Average revenue per comparable branch (in thousands)	$430	$479
Total provision for losses (in thousands)	23,589	31,362
Branch gross profit (in thousands)	48,393	49,070
Loss ratio (losses as a percentage of revenues)	20.5%	24.4%
Branch gross margin	42.0%	38.2%

2004 to 2003:	2003	2004
Total revenues (in thousands)	$88,338	$103,391
Total number of comparable branches	225	225
Average revenue per comparable branch (in thousands)	$393	$460
Total provision for losses (in thousands)	18,572	20,388
Branch gross profit (in thousands)	36,694	45,503
Loss ratio (losses as a percentage of revenues)	21.0%	19.7%
Branch gross margin	41.5%	44.0%

Acquisitions

From 1998 through 2005, we acquired 176 branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. We intend to continue to evaluate acquisition opportunities presented to us for the potential to provide immediate cash flow and market share, to leverage our current field and corporate management structure and to add experienced managers and employees.

Locations

The following table shows the number of branches by state that were open as of December 31 from 1998 to 2005 and the current fee rate charged to customers within each state for a $100 advance.

	Current Fee (a)	December 31,
		1998	1999	2000	2001	2002	2003	2004	2005
Alabama	$17.50							7	13
Arizona	17.65				5	14	19	31	39
California	17.65		29	32	36	49	53	59	90
Colorado	20.00				4	6	8	8	9
Idaho	17.00			5	5	6	6	9	12
Illinois	15.50			14	13	27	26	26	26
Indiana	15.00	5	12	12	11	8	7	6	8
Kansas	15.00	10	10	10	10	10	13	12	21
Kentucky	17.65				7	9	10	11	13
Louisiana	20.12				2	3	5	4	5
Mississippi	21.95	4	6	6	8	7	7	7	7
Missouri	18.00	23	30	33	35	39	47	61	93
Montana	20.00								2
Nebraska	17.65								8
Nevada	20.00			3	4	5	5	4	4
New Mexico	20.00			15	16	19	19	19	20
North Carolina (b )	18.00	6	22	23	24	24	20	21
Ohio	15.00								27
Oklahoma	15.00							25	25
Oregon	20.00		7	7	7	4	4	5	11
South Carolina	15.00			2	2	3	3	8	11
Texas (c)	20.00								18
Utah	17.00			9	9	10	12	12	19
Virginia	15.00					6	15	17	20
Washington	15.00		6	5	6	6	9	12	24
Wisconsin	22.00					3	6	7	7

Total		48	122	176	204	258	294	371	532

(a)	Represents the fee for the first $100 advance for 14 days as of December 31, 2005. Some states have lower fees for loans in excess of $100.
(b)	Represents the fee charged by the lending bank. All branches in North Carolina were closed in October and November 2005 and the agreement with the lending bank was terminated.
(c)	Represents the fee charged by our credit services organization subsidiary for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

We generally choose branch locations in high traffic areas providing visible signage and easy access for customers. Branches are generally in small strip-malls or stand-alone buildings. We identify de novo branch locations using a combination of market analysis, field surveys and our own site-selection experience.

Our branch interiors are designed to provide a pleasant, friendly environment for customers and employees. Branch hours vary by market based on customer demand, but generally branches are open from 9:00 a.m. to 7:00 p.m., Monday through Friday, with shorter hours on Saturdays. Branches are generally closed on Sundays.

Historically, we have not closed many branches. Generally, closings have been associated with acquired branches that overlapped existing locations or that were located in areas where we believed long-term potential was minimal. We review the financial metrics of each branch to determine if trends exist with respect to declining volumes and revenues that might require the closing of the branch. In those instances, we evaluate the need to close the branch based on several factors, including the length of time the branch has been open, geographic location, competitive environment, proximity to another one of our branches and long-term market potential. We closed nine branches in 2003, six branches in 2004 and 23 branches in 2005. The higher level of branch closings in 2005 was primarily due to our decision to close all 19 of our North Carolina branches due to the difficult operating environment in North Carolina, as discussed above.

Branches located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 26%, 15%, 10%, 8% and 6%, respectively, of total revenues for the year ended December 31, 2005.

In June 2005, the state of Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Applying this reduced fee to our 2005 Illinois payday loan volume would have produced approximately $2.3 million less revenue and gross profit than is reflected in the 2005 financial statements. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which is likely to further reduce revenues and gross profit in our Illinois branches.

In New Mexico, there are a number of significant regulatory and litigation developments, which could adversely affect our revenues and gross profit in our New Mexico branches. See the additional discussion in Item 3 “Legal Proceedings” of this report.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing department primarily manages advertising in telephone directories and supervises branch-level marketing. Branch-level efforts include flyers, coupons, special offers, radio, television or outdoor advertising.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, record-keeping and reporting. We have one point of sale system utilized by all of our branches as of December 31, 2005. We work closely with our point of sale software vendor to continually enhance and update the application. When we acquire branches, we integrate the branches into our network.

Our system provides our branches with customer information and history to enable our customer service representatives to perform transactions in an efficient manner. The integration of this system allows for the accurate and timely reporting of information for corporate and field administrative staff. Information is distributed from our point-of sale system to our corporate accounting systems to provide for daily reconciliation and exception alerts.

On a daily basis, transaction data is collected at our corporate headquarters and integrated into our management information systems. These systems are designed to provide summary, detailed and exception information to regional, area and branch managers as well as corporate staff. Reporting is separated by areas of operational responsibility and accessible through internet connectivity.

Security

The principal security risks to our operations are robbery and employee theft. We have put in place extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss.

To protect against robbery, most branch employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each branch’s security measures include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include identical alarm systems in all branches, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Since we have high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical. We have an internal auditing department that, among other things, performs periodic unannounced branch audits and cash counts at randomly selected locations. We self-insure for employee theft and dishonesty at the branch level.

Competition

We believe that the primary competitive factors in the payday loan industry are branch location and customer service. We face intense competition in an industry with low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday and check cashing branches and financial service entities and retail businesses that offer payday loans or similar financial services. In addition, we compete with services offered by traditional financial institutions, such as overdraft protection.

Businesses offering loans over the internet as well as “loans by phone” have begun to compete with us in the payday loan market. There also has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll cards and electronic transfer of government benefits.

We believe the following competitive strengths are critical to our business.

•	Our management team has significant experience in the payday loan industry and other retail consumer finance businesses. Our management team has successfully acquired and integrated branches as well as opened new branches. In addition to a proven track record of growing our business, our management group also has extensive operating experience as a result of working at all levels in our branches.

•	We have a consistent branch management strategy throughout the company that stresses the importance of a direct personal relationship with our customers - from the first time a customer is greeted by the customer service representative at a branch, through the loan application process, and extending to the collection process. Our experience has taught us that treating customers in a positive, respectful manner creates customer loyalty. We incorporate collections into our customer service process by generally having the same branch personnel who initiated the loan make the customer service calls to collect past due loans.

•	We also believe that our customers expect quick and efficient service. Therefore, we strive to minimize the time it takes to complete a payday loan transaction. Once the initial application and loan process is completed, future transactions can be processed in only a few minutes. We believe that this process improves the customer experience and increases customer loyalty. We believe that our loan process and convenient lending practices also result in more favorable “word-of-mouth” advertising, thereby increasing loan volume in our branches.

•	Our convenient lending policy facilitates quick and efficient service for our customers, while maximizing our payday loan volume. To obtain a payday loan from us, a customer must complete a loan application, maintain a personal checking account, have a source of income and not otherwise be in default on a loan from us.

Regulations

We are subject to regulation by federal and state governments that affect the products and services we provide. In general, these regulations are designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock.

Regulation of Payday Lending

Our payday lending and other consumer lending activities are subject to regulation and supervision at the state and federal levels. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday lender where required and are subject to various state regulations regarding the terms of our payday loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that act, as well as the disclosure requirements of certain state statutes (which are typically similar or equivalent to those federal disclosure requirements). The state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. For example, the state of Georgia in 2004 enacted a law banning payday loans in that state. This Georgia legislation also effectively precludes marketing and servicing payday loans through a banking relationship. We intend to continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of branches, that action would have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to pursue our growth strategy.

Prior to September 30, 2005, we originated payday loans at all of our locations, except for branches in North Carolina and Texas. In North Carolina, prior to the closure of our North Carolina branches during October and November 2005, we had an arrangement with a Delaware state-chartered bank to originate and service payday loans for that bank in North Carolina. We entered into the arrangement with the bank in April 2003. Under the terms of the agreement, we marketed and serviced the bank’s loans in North Carolina, and the bank sold to us a pro rata participation in loans that were made to its borrowers. In September 2005, we terminated the agreement with the bank.

In February 2005, we entered into a separate arrangement with a different Delaware state-chartered bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with that bank and began operating as a credit services organization in our Texas branches. The two Delaware banks for which we previously acted as a marketing and servicing provider are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the FDIC. The decision to close our branches in North Carolina and to terminate our agreement with the Delaware bank offering loans in Texas reflected the difficult operating environment associated with guidelines issued by the FDIC. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketing and servicing provider of the bank’s payday loans in July 2003 and issued revised guidelines in March 2005. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address concentrations, capital requirements, allowances for loan losses and loan classifications, as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending. The updated FDIC guidelines also imposed various limitations on renewals and rollovers, which effectively limited the benefits of the bank agency model in places like North Carolina and Texas. In February 2006, the FDIC reportedly advised FDIC - insured banks that they could no longer offer payday loans through marketing and servicing agents. The most recent FDIC action does not directly affect us because we had previously terminated our agreements with the two Delaware banks for which we were acting as a marketing and servicing provider in North Carolina and Texas.

As a result of our prior arrangements with the two Delaware banks, our prior activities regarding loans made by those banks are also subject to examination by the FDIC and the other regulatory authorities to which the banks are subject. To the extent an examination involves review of those loans and related processes, the regulatory authority may require us to provide requested information and to grant access to our pertinent locations, personnel and records.

Regulation of Credit Services Organization

We are subject to regulation in Texas with respect to our CSO under Chapter 393 of the Texas Finance Code, which requires the registration of our CSO with the secretary of state. We are required to update our registration statement on an annual basis. We must also comply with various disclosure requirements, which include providing the consumer with a disclosure statement and contract that detail the services to be performed by the CSO and the total cost of those services along with various other items. In addition, our CSO is required to obtain a credit service organization bond and a third-party collector bond for each branch in Texas in the amount of $10,000 each from a surety company authorized to do business in Texas.

Regulation of Check Cashing

We are subject to regulation in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. Some states require fee schedules to be filed with the state, while others require the conspicuous posting of the fees charged for cashing checks by each branch. In other states, check cashing companies are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each of the states or other jurisdictions in which such a filing is required. To the extent those states have adopted ceilings on check cashing fees, the fees we currently charge are at or below the maximum ceiling.

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet certain minimum bonding and/or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate 90 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments with cash in amounts from $3,000 to $10,000. The records maintained must contain certain information about the purchaser(s), with different requirements for transactions involving customers with deposit accounts and those without deposit accounts. The rule states that no sale may be completed unless the required information is obtained. We believe that our point of sale system and employee training programs support our compliance with these regulatory requirements.

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

The USA PATRIOT Act includes a number of anti-money laundering measures designed to prevent the banking system from being used to launder money and to assist in the identification and seizure of funds that may be used to support terrorist activities. The USA PATRIOT Act includes provisions that directly impacts check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs designed to identify accurately the individual conducting the transaction and to detect and report money laundering activities to law enforcement. We have established various procedures and continue to monitor and evaluate any such actions and believe we are in compliance with the USA PATRIOT Act.

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

Employees

On December 31, 2005, we had 1,820 employees, consisting of 1,587 branch personnel, 128 field managers and 105 corporate office employees.

We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under a collective bargaining agreement.

Available Information

We file annual and quarterly reports, proxy statements, and other information with the United States Securities and Exchange Commission (the SEC), copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (EDGAR) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on our website at www.qcholdings.com as soon as it is reasonably practical after each filing has been made with, or furnished to, the SEC. The SEC filings and additional information about QC Holdings, Inc. can be obtained under the “Investor Relations” section of our website. The contents of these websites are not incorporated into this report. Further, our references to the URL’s for these websites are intended to be inactive textual references only.

ITEM 1A. Risk Factors

The payday loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2005, 37 states and the District of Columbia had legislation permitting or not prohibiting payday loans. As of December 31, 2005, we made payday loans directly in 24 of these 37 states. The remaining 13 of the 50 states did not have laws specifically authorizing the payday loan business. Until November 2005, we marketed and serviced payday loans for a lending bank in one of these 13 states (North Carolina). In November 2005, we ceased marketing those loans and ceased operations in North Carolina. In February 2005, we began doing business in Texas, serving as a marketing and servicing agent through our new payday loan branches in that state for a second lending bank that makes payday loans to its customers in Texas. In September 2005, we discontinued marketing and servicing loans for the third-party bank in Texas and began doing business in Texas as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in May 2004, a new law became effective in Georgia that effectively prohibits direct payday lending in the state and effectively restricts marketing and servicing of payday loans for a lending bank in the state. According to industry sources, as of February 2006, over 100 bills have been introduced in more than 25 state legislatures that would revise current law governing payday loans in that state, which includes bills introduced in virtually every state in which we are doing business as a payday lender. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states could have a material and adverse effect on our revenues and earnings.

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

Additionally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes. For instance, the New Mexico Attorney General has issued civil investigative demands to us and several other payday lenders in New Mexico seeking loan information from us as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. The New Mexico Attorney General has also promulgated regulations, which if valid, would have the practical effect of prohibiting payday lending in New Mexico, as discussed further under “Legal Proceedings.” Similarly, we and other payday lenders operated and were licensed in Indiana under a state law that was generally interpreted to permit payday loans. In January 2000, the Indiana Attorney General issued an opinion that this statute did not allow payday lending. Following the issuance of this opinion, we were sued in two class action lawsuits alleging violations of this statute as interpreted by the Attorney General. We settled the lawsuits for an aggregate of approximately $1.0 million in 2001. In addition, we materially reduced operations in Indiana for approximately eight months, until the law was amended to permit payday lending. During this time, we incurred approximately $1.0 million of operating losses from our Indiana branches.

Although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. In December 2005, the Commissioner of Banks issued a ruling in this matter in which the Commission determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated the North Carolina Consumer Finance Act and the North Carolina Check Cashers Act and ordered Advance America to cease further operations of its payday loan stores in North Carolina to the extent they make loans on behalf of a lending bank.

Future interpretations of state law in other jurisdictions or promulgation of regulations or new interpretations, similar to the recent actions in New Mexico, the prior interpretation by the Indiana Attorney General or the recent ruling by the North Carolina Commissioner of Banks, could have an adverse impact on our ability to offer payday loans in those states and our earnings.

The payday loan industry is regulated under federal law. Changes in federal laws and regulations governing lending practices could negatively affect our business.

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our CSO business in Texas, the Fair Debt Collection Practices Act. These regulations also apply to any lender with which we do business in Texas through our credit services organization business. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically, with recent legislation specifically targeting lending to military personnel. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt this type of legislation. Any federal legislative or regulatory action that restricts or prohibits payday loans, could have a material adverse impact on our business, results of operations and financial condition.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions accelerated in 2005. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks recently issued a ruling in which it determined that Advance America, which markets, originates, services and collects payday loans on behalf of a state-chartered bank located in Kentucky, is violating various North Carolina consumer statutes. Although we determined to discontinue our operations in North Carolina prior to the time that decision was issued, the pendency of that matter, among many other factors, caused us to close our North Carolina operations in 2005.

On February 8, 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of a Delaware state-chartered bank, for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to closing our North Carolina branches in fourth quarter 2005. The lawsuit alleges that we violated various North Carolina laws in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Although we have discontinued our operations in North Carolina, that lawsuit is continuing, as discussed below under “Legal Proceedings.”

We have been subject to other litigation challenging our payday lending practices in various states and are likely to be subject to similar proceedings in the future. The consequences of an adverse ruling in the current North Carolina case or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of any lawsuits or proceedings, even if we were successful, would require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and would require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

In the second half of 2004 and all of 2005, we grew our business dramatically, primarily through the opening of 219 de novo branches during that 18-month time period. The dramatic growth in new branches created numerous operating challenges for us in 2005, including particularly high loan losses in the second and third quarters in 2005, compared to the same quarters in 2004. We believe that the higher loan losses were attributable in part to the challenges of managing that growth.

Managing growth requires a number of key support functions, including the ability to hire, train and retain an adequate number of experienced managers and employees, the ability to effectively communicate our branch-level policies, procedures and practices to new managers and employees, the ability to identify good branch locations, the ability to obtain government permits and licenses for new branches and other factors that are beyond our control. Expansion beyond the geographic areas where our branches are presently located will continue to place time demands on management and divert their attention, which could have an adverse impact on our business and financial results.

While we have not completed any material acquisitions since our initial public offering in July 2004, we continue to evaluate acquisition opportunities as a regular part of our business. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties integrating a workforce that understands and implements our vision of customer service and our Operational Excellence program;

•	difficulties integrating acquired operations or services;

•	the risk of the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (to the extent used to finance acquisitions);

•	incurrence of indebtedness (to the extent used to finance acquisitions);

•	assumption of known and unknown contingent liabilities;

•	the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

In addition, we may not be successful in identifying attractive acquisitions or completing acquisitions on favorable terms. Our failure to identify, close and integrate acquired branches could adversely affect our business.

Any disruption in the availability of our information systems could adversely affect operations at our branches.

We rely upon our information systems to manage and operate our branches and business. Each branch is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, report revenues and loan losses timely and, in Texas, to access the third-party lender’s loan approval system. Our security measures could fail to prevent a disruption in the availability of our information systems and/or our back-up systems could fail to operate properly. Any disruption in the availability of our information systems could adversely affect our operations and our results of operations.

Our headquarters is currently located at a single location in Overland Park, Kansas. Our information systems and administrative and management processes are primarily provided to our regions and branches from this location, which could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged the headquarters. While we maintain redundant facilities in Texas with a third-party vendor, any of these catastrophic events could nonetheless adversely affect our operations and our results of operations.

The concentration of our revenues in certain states could adversely affect us.

Our branches operate in 25 states. For the year ended December 31, 2005, revenues from our branches located in Missouri, California, Illinois, Arizona and New Mexico represented approximately 65% of our total revenues. Revenues from Missouri and California represented 26% and 15%, respectively, of our total revenues for the year ended December 31, 2005. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Applying this reduced fee to 2005 Illinois payday loan volume would have produced approximately $2.3 million less revenue and gross profit than is reflected in the 2005 financial statements. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which is likely to further reduce revenues and gross profit in our Illinois branches.

In New Mexico, there are a number of significant regulatory and litigation developments, which could adversely affect our revenues and gross profit in our New Mexico branches. See the additional discussion in Item 3 “Legal Proceedings” of this report.

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

Our business will continue to be affected by a number of factors, including the various risk factors set forth in this section, any one of which could substantially affect our results of operations for a particular fiscal quarter. Our quarterly results of operations can vary due to:

•	fluctuations in payday loan demand;

•	acceleration or deceleration of our rate of unit branch growth;

•	fluctuations in our loan loss experience;

•	fluctuations in our revenue growth;

•	changes in broad economic factors, such as energy prices, inflation or bankruptcy; and

•	regulatory and legislative activity restricting our business.

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

Our future success depends to a significant degree upon the members of our senior management, particularly Don Early, our Chairman of the Board and Chief Executive Officer, Mary Lou Andersen, our Vice Chairman of the Board and Secretary, and Darrin J. Andersen, our President and Chief Operating Officer. We believe that our corporate culture and success are tied directly to the influence of Mr. Early and Ms. Andersen. Mr. Andersen has also been critical to our growth through acquisitions and new branch openings. Accordingly, we believe that the loss of the services of any of these individuals could adversely affect our business. Our continued growth will also depend upon our ability to attract and retain additional skilled management personnel. Competition for highly skilled and experienced management is intense and likely to continue and increase. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, money transfers and money orders, which accounted for approximately 8.2% of our revenues in 2005. If we are unable to maintain and grow the operating revenues from our payday loan business, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are branch location and customer service. We face intense competition in the payday loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate. The payday loan industry has low barriers to entry, and new competitors may enter the market easily. We currently compete with services, such as overdraft protection, offered by traditional financial institutions, and with other payday loan and check cashing branches and other financial service entities and retail businesses that offer payday loans or other similar financial services. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for losses is one of our largest operating expenses, constituting 27.1% of total revenues for the year ended December 31, 2005, with payday loan losses constituting substantially all the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Any changes in economic factors that adversely affect our customers could result in higher loan loss experiences than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe that the significant spike in gasoline prices in late summer 2005 adversely affected our loan loss experience in third quarter 2005. Although it is difficult to measure, high energy prices, particularly relating to home heating, may continue to have an adverse effect on our loan losses.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $1.7 million on December 31, 2005. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

Because we maintain a significant supply of cash in our branches, we may experience losses due to employee error and theft.

Because our business requires us to maintain a significant supply of cash in our branches, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in branches, which can significantly increase the operating losses of those branches for the period in which the employee error or theft is discovered. We self-insure for employee error or theft at the branch level.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2005, we sustained approximately 44% turnover among our branch managers and approximately 91% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs and could restrict our ability to grow.

Our executive officers, directors and principal stockholders may be able to exert significant control over our future direction.

Our directors and executive officers together control approximately 45.6% of our outstanding common stock as of December 31, 2005. Don Early, our Chairman of the Board and Chief Executive Officer, alone owned approximately 40.7% of our common stock as of December 31, 2005. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2005, our officers and directors held 9,324,550 shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 20,000 shares traded in a day. Accordingly, the sale of even a relatively small number of restricted shares by our officers or directors could reduce the market price of our common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In the opinion of management, the corporate office space leased is adequate for existing operating needs. Prior to April 2005, our corporate headquarters were located in a 10,000 square foot company-owned building located in Kansas City, Kansas. We are evaluating alternatives with respect to the former headquarters and currently use it as storage and a back-up training facility. In addition, we own two branch locations, in Grandview, Missouri and Jackson, Mississippi. All our other branch locations are leased. Our average branch size is approximately 1,500 square feet with average rent of approximately $2,000 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

ITEM 3. Legal Proceedings

North Carolina. On February 8, 2005, QC Holdings, Inc., two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of our North Carolina branches in fourth quarter 2005. The lawsuit alleges that we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. This case is in the preliminary stages.

There are three similar purported class action lawsuits filed in North Carolina against Advance America and two other companies unrelated to us. In December 2005, the judge in those cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against us, have appealed that ruling. The judge handling the lawsuit against us in North Carolina is the same judge who issued these three orders in December. We have not had a ruling on the similar pending motions by the plaintiffs and us in our North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on our motion to enforce arbitration in North Carolina during the pendency of that appeal. There can be no assurance that we will receive a similar ruling in our case.

Although we are not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. In December 2005, the Commissioner of Banks issued a ruling in this matter in which the Commission determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated the North Carolina Consumer Finance Act and the North Carolina Check Cashers Act and ordered Advance America to cease further operations of its payday loan stores in North Carolina to the extent they make loans on behalf of a lending bank. This adverse determination in the Advance America hearing could adversely affect the purported class action lawsuit against us in North Carolina.

Arizona. In 2004, we filed a small claims case in Pima County, Arizona to collect a past due loan. The customer/defendant removed the case to Pima County Justice Courts (in accordance with established small claims court procedures), and filed counterclaims against us alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other counterclaims based in tort, contract and violations of state law. The defendant also sought removal to the Superior Court of Pima County, Arizona, and class certification for all our customers in Arizona on these counterclaims. The defendant sought unspecified damages on the counterclaims, an award of attorneys’ fees, treble damages under the Arizona racketeering act and punitive damages. We moved to compel dismissal of the counterclaims and enforcement of the mandatory arbitration provisions in our agreements with this customer. The Justice Court granted our motion, and that decision was upheld by the Superior Court on appeal by the customer/defendant.

The attorney handling this matter for the Arizona customer/defendant has recently filed a similar case against us in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of our lending practices in Arizona on a variety of theories. We have filed a motion to remove this matter to federal court, and we will seek a stay of any proceedings and a dismissal of any motions for class certifications in accordance with the mandatory arbitration provisions in the consumer loan contracts signed by the plaintiff in this matter.

New Mexico. In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. On January 23, 2006, the Attorney General purported to adopt the regulations in final form, effective February 15, 2006. We believe that the Attorney General does not have the authority to promulgate the purported regulations and that the purported regulations are in direct contravention of laws adopted by the New Mexico legislature. On February 10, 2006, we filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District Court in Bernalillo County, New Mexico. In this suit, we are seeking temporary and permanent injunctions against the Attorney General enjoining her from taking any actions to enforce the purported regulations and seeking a declaratory judgment that the purported regulations are unenforceable. The New

Mexico Attorney General has also issued civil investigative demands to us and several other payday lenders in New Mexico seeking information from us as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. We have filed a lawsuit against the Attorney General contesting the enforceability of the civil investigative demand issued to us.

The Attorney General and the parties to the two lawsuits against the Attorney General (including us) have agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. New Mexico Governor Richardson has directed the FID to issue new regulations for the industry by mid to late-April. Either the New Mexico Attorney General or the other parties (including us) to the cases filed against the New Mexico Attorney General may reactivate either or both cases against the Attorney General upon 15 days notice to the other parties in that case, in which case the matter would be heard in court.

We believe that the new regulations to be proposed by the New Mexico FID will be similar to a bill that was supported by the Governor and an industry task force, but which did not pass in the most recent session of the New Mexico legislature. These possible regulations are unlikely to prohibit payday lending in New Mexico (as would the Attorney General’s proposed regulations). The possible regulations will likely, however, include provisions to limit loans and loan rates and include other consumer protections. We cannot predict whether the regulations will be proposed as contemplated or will be adopted, if proposed. Although we cannot predict the impact of any new regulations on our New Mexico operations, the regulations, if adopted, will likely have an adverse impact on our revenues and earnings in New Mexico.

Other Matters. We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including customer bankruptcy and employment-related matters. We believe the likely outcome of these other cases and proceedings will not be material to our business or our financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ National Market under the ticker symbol “QCCO.” The following table sets forth the high and low prices for each of the completed quarters since the public offering:

2005	High	Low
First quarter	$19.35	$14.00
Second quarter	15.40	10.91
Third quarter	17.10	12.65
Fourth quarter	14.09	11.12

2004	High	Low
Third quarter	$16.41	$11.85
Fourth quarter	19.39	14.36

The year-end closing prices of our common stock for 2005 and 2004 were $11.53 and $19.16, respectively.

Holders

As of February 28, 2006 there were approximately 950 holders of record and beneficial owners of our common stock.

Dividends

On June 9, 2004, prior to the public offering, our board of directors effected a 10 for 1 stock split in the form of a stock dividend.

No cash dividends have been paid since the public offering on July 21, 2004. The declaration of dividends is subject to the discretion of our board of directors. Our board of directors has discussed whether it may wish to declare a cash dividend in the future. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant. Prior to the public offering, we paid approximately $3.1 million of dividends in the first two quarters of 2004. We did not pay any dividends during 2005. In January 2006, we entered into a new revolving credit facility, which indirectly affects our ability to pay cash dividends in the future if the payment of the cash dividends would cause us to fail to meet the minimum net worth covenant in the credit agreement.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2005 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,286,250	$8.54	1,992,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,286,250	$8.54	1,992,500

As of December 31, 2005, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an option to purchase 200,000 shares of common stock granted to Mr. Robert L. Albin, an officer of the company. The stock options granted to Mr. Albin were pursuant to a prior consulting agreement with us. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, our common stock.

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

Through December 31, 2005, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all our then outstanding indebtedness; (4) $23.5 million for capital expenditures and the funding of payday loan growth for 217 de novo branches opened since the offering; and (5) $3.4 million for the acquisition of 39 branches. The balance of approximately $10.7 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts.

Stock Repurchases

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	—	244,800	$7,153,258
November 1 – November 30	19,100	$12.11	263,900	6,921,909
December 1 – December 31	49,500	11.83	313,400	6,336,232

In December 2005, our board of directors extended our common stock repurchase program, originally announced on May 12, 2005, through December 31, 2006. The program would have otherwise expired on December 31, 2005. Under the repurchase program, we are authorized to spend up to $10 million to repurchase our common stock in open market transactions and negotiated transactions. As of December 31, 2005, we have repurchased 313,400 shares at a total cost of $3.7 million.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Revenues:
Payday loan and credit service fees	$43,500	$56,509	$81,195	$106,648	$140,341
Other	11,277	11,032	11,720	11,562	12,537

Total revenues	54,777	67,541	92,915	118,210	152,878

Branch expenses:
Salaries and benefits	8,643	13,863	19,605	25,043	38,073
Provision for losses	13,578	14,487	19,908	24,422	41,417
Occupancy	6,671	7,662	10,020	11,731	19,062
Depreciation and amortization	503	899	1,346	1,617	3,890
Other	6,283	5,866	6,848	9,499	13,521

Total branch expenses	35,678	42,777	57,727	72,312	115,963

Branch gross profit	19,099	24,764	35,188	45,898	36,915

Regional expenses	4,340	4,616	5,151	6,915	9,364
Corporate expenses	3,369	4,801	6,286	9,743	16,221
Depreciation and amortization	886	240	537	753	856
Interest expense (income), net	1,112	830	878	451	(476)
Other expense (income), net	(83)	16	(11)	(291)	715

Income from continuing operations before income taxes	9,475	14,261	22,347	28,327	10,235
Provision for income taxes	3,729	5,587	8,605	10,790	3,912

Income from continuing operations	5,746	8,674	13,742	17,537	6,323
Discontinued operations, net of income tax	151	(839)	182	942	(944)

Net income	$5,897	$7,835	$13,924	$18,479	$5,379

Earnings (loss) per share (a):
Basic
Continuing operations	$0.30	$0.46	$0.40	$0.98	$0.31
Discontinued operations	0.01	(0.05)	0.01	0.05	(0.05)

Net income	$0.31	$0.41	$0.41	$1.03	$0.26

Diluted
Continuing operations	$0.30	$0.45	$0.38	$0.91	$0.29
Discontinued operations	0.01	(0.04)	0.01	0.05	(0.04)

Net income	$0.31	$0.41	$0.39	$0.96	$0.25

Weighted average number of common shares outstanding (a):
Basic	18,915,000	18,915,000	15,934,673	15,863,948	20,507,975
Diluted	19,036,641	19,256,263	16,436,429	16,970,374	21,447,644
Cash dividends per share			$0.03	$0.20

	Year Ended December 31,
	2001	2002	2003	2004	2005
Operating Data:
Branches (at end of period)	204	258	294	371	532
Percentage increase in comparable branch revenues from prior year (b)	27.6%	8.5%	13.6%	17.1%	11.4%

Payday loans:
Loan volume (in thousands)	$298,260	$382,128	$558,503	$743,811	$985,219
Average loan (principal plus fee)	274.21	288.53	314.14	337.97	361.79
Average fee	40.89	44.11	47.76	50.99	53.83

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,851	$7,991	$9,497	$16,526	$31,640
Loans receivable, less allowance for losses	19,438	26,619	35,933	49,385	52,778
Total assets	40,607	51,045	64,929	118,436	128,139

Current debt	5,319	8,893	10,974
Liability for mandatory stock redemption			17,000
Long-term debt	10,942	7,771	18,880
Shares subject to redemption	11,000	11,000
Stockholders’ equity	8,754	16,665	9,333	106,292	110,816

(a)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options represents the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. During 2003 and through June 30, 2004, we used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders.

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Income from continuing operations	$5,746	$8,674	$13,742	$17,537	$6,323
Less: reduction to retained earnings in connection with shares subject to redemption (i)			(5,296)
Less: dividend and participation rights associated with mandatory stock redemption (ii)			(2,095)	(2,025)

Income from continuing operations available to common stockholders	$5,746	$8,674	$6,351	$15,512	$6,323

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Discontinued operations, net of income tax	$151	$(839)	$182	$942	$(944)
Less: dividend and participation rights associated with mandatory stock redemption (ii)			(67)	(110)

Income (loss) from discontinued operations available to common stockholders	$151	$(839)	$115	$832	$(944)

Income available to common stockholders	$5,897	$7,835	$6,466	$16,344	$5,379

	Year Ended December 31,
	2001	2002	2003	2004	2005
Weighted average number of actual common shares outstanding	18,915,000	18,915,000	18,137,718	17,664,107	20,507,975
Less: weighted average number of shares from mandatory stock redemption (ii)			(2,203,045)	(1,800,159)

Weighted average basic common shares outstanding	18,915,000	18,915,000	15,934,673	15,863,948	20,507,975
Incremental shares from assumed conversion of stock options	121,641	341,263	501,756	1,106,426	939,669

Weighted average diluted common shares outstanding	19,036,641	19,256,263	16,436,429	16,970,374	21,447,644

Earnings (loss) per share
Basic
Continuing operations	$0.30	$0.46	$0.40	$0.98	$0.31
Discontinued operations	0.01	(0.05)	0.01	0.05	(0.05)

Net income	$0.31	$0.41	$0.41	$1.03	$0.26

Diluted
Continuing operations	$0.30	$0.45	$0.38	$0.91	$0.29
Discontinued operations	0.01	(0.04)	0.01	0.05	(0.04)

Net income	$0.31	$0.41	$0.39	$0.96	$0.25

(i)	With respect to the year ended December 31, 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2003, the Stockholders Agreement was amended to increase our obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of increase in the carrying amount of the shares subject to redemption associated with this obligation that was charged directly to retained earnings is included as a reduction to income available to common stockholders.
(ii)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which we adopted on July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earning per Share. The Stockholders Agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.

(b)	Comparable branches are branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2005 are those branches that were open for at least 24 months on that date.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes in Item 8 of this report.

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, money transfers and money orders. We operated 532 branches in 25 states at December 31, 2005. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a CSO on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open. We consider changes in comparable branch metrics, including improvements in these metrics, as a strong indicator of operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2005 have been open at least 24 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to approximately 23,000 payday loan branches. We believe our industry is highly fragmented as 10 companies operate approximately 9,000 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We are actively identifying possible branch locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. In the last five years, we have opened 350 new branches, acquired 57 branches and closed 51 branches, while maintaining competitive branch gross margins and reporting growth in comparable branch revenues.

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

In October and November 2005, we closed all our 19 branches in North Carolina. Our decision to close these branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and service provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC. Prior to the FDIC issuing the revised Payday Lending Guidelines and our subsequent decision to close our North Carolina branches, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

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

Revenue Recognition

We record revenue from loans and CSO fees upon issuance of the loan. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, we record an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan. With respect to our CSO arrangement in Texas, we earn a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan.

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

With respect to the loans receivable at each period end, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios.

Beginning on July 1, 2005, we changed our methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The current and expected future effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan losses to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments.

Using this information, we record an adjustment to the allowance for loan losses through the provision for losses.

In periods prior to July 1, 2005, the allowance for loan losses was determined by evaluating the aggregate payday and title loan portfolio based on the historical level of loans charged to expense, and our collections experience over the three months as of March 31, six months as of June 30, nine months as of September 30, and twelve months as of December 31 each year.

We aggregate payday loans and title loans for purposes of computing the loss allowance. We believe that aggregation is appropriate based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of total loan volume). Our experience has been that a separate calculation of our payday and title loan loss allowances would yield a substantially similar result to the combined calculation. If the allowance for loan losses was at the high end of this percentage range, when applied to accounts receivable as of December 31, 2004 and December 31, 2005, the allowance for loan losses would have increased by approximately $510,000 and $550,000, respectively.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$750	$1,090	$1,520
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	340	430	185

Balance, end of year	$1,090	$1,520	$1,705

Provision for losses
Charge-offs to expense	$42,655	$48,916	$74,237
Recoveries	(23,067)	(24,901)	(33,195)
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	320	407	375

Total provision for losses	$19,908	$24,422	$41,417

(a)	The adjustment to provision for losses in the allowance for loan losses table does not equal the adjustment to provision in the provision for losses table due to the effect of excluding the discontinued North Carolina operations in the provision for losses table.

Our business is seasonal due to the fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. For a typical branch, the loss ratio (provision for losses as a percentage of revenues) is typically lower in the first quarter of the year due to improved collection experience associated with our customers’ receipt of income tax refunds. The loss ratios for the second and third quarters of each year generally trend higher due to moderate volume activity, and the fourth quarter typically finishes somewhere in between the other quarters as a result of holiday driven loan volumes.

Accounting for Leasehold Improvements

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease life plus reasonably assured renewals have generally ranged from 1 to 15 years with an average of 11 years. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our branches, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: i) the importance of the branch location to the ultimate success of the branch, ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2004 and December 31, 2005, we reported a net deferred tax liability in the consolidated balance sheets.

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

Accounting for Goodwill and Intangible Assets

As of December 31, 2005, our goodwill and intangible assets totaled $7.3 million. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2005. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as of December 31, 2005. See Note 8 “Acquisitions, Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for additional information.

In connection with our decision to close our branches in North Carolina during October and November 2005, we reviewed all goodwill associated with the North Carolina branches. We determined the estimated fair value of branches in North Carolina was minimal as we abandoned the branch locations by terminating all operating leases. As a result, we recorded a charge of $662,000 during the third quarter 2005 to reflect the impairment of goodwill associated with six of the branches in North Carolina that were purchased in 1998. See Note 3 “Discontinued Operations” and Note 8 “Acquisitions, Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for additional information.

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,			Year Ended December 31,
	2003	2004	2005	2003	2004	2005
	(in thousands)			(percentage of revenues)
Revenues
Payday loan and credit service fees	$81,195	$106,648	$140,341	87.4%	90.2%	91.8%
Other	11,720	11,562	12,537	12.6%	9.8%	8.2%

Total revenues	92,915	118,210	152,878	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	19,605	25,043	38,073	21.1%	21.2%	24.9%
Provision for losses	19,908	24,422	41,417	21.4%	20.7%	27.1%
Occupancy	10,020	11,731	19,062	10.8%	9.9%	12.5%
Depreciation and amortization	1,346	1,617	3,890	1.4%	1.4%	2.5%
Other	6,848	9,499	13,521	7.4%	8.0%	8.9%

Total branch expenses	57,727	72,312	115,963	62.1%	61.2%	75.9%

Branch gross profit	35,188	45,898	36,915	37.9%	38.8%	24.1%

Regional expenses	5,151	6,915	9,364	5.5%	5.8%	6.1%
Corporate expenses	6,286	9,743	16,221	6.8%	8.2%	10.6%
Depreciation and amortization	537	753	856	0.6%	0.6%	0.6%
Interest expense (income), net	878	451	(476)	0.9%	0.4%	(0.3)%
Other expense (income), net	(11)	(291)	715	0.0%	(0.2)%	0.4%

Income from continuing operations before income taxes	22,347	28,327	10,235	24.1%	24.0%	6.7%
Provision for income taxes	8,605	10,790	3,912	9.3%	9.2%	2.6%

Income from continuing operations	13,742	17,537	6,323	14.8%	14.8%	4.1%
Discontinued operations, net of income tax	182	942	(944)	0.2%	0.8%	(0.6)%

Net Income	$13,924	$18,479	$5,379	15.0%	15.6%	3.5%

Comparable Branch Data:

	2004	2005
2005 to 2004:
Total revenues generated by all comparable branches (in thousands)	$115,253	$128,452
Total number of comparable branches	268	268
Average revenue per comparable branch (in thousands)	$430	$479

	2003	2004
2004 to 2003:
Total revenues generated by all comparable branches (in thousands)	$88,338	$103,391
Total number of comparable branches	225	225
Average revenue per comparable branch (in thousands)	$393	$460

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Branch Information:
Number of branches, beginning of year	258	294	371
De novo opened	45	54	174
Acquired		29	10
Closed	(9)	(6)	(23)

Number of branches, end of year	294	371	532

Average number of branches open during year	278	313	458

Average number of branches open during year (excluding North Carolina branches)	256	293	441

	Year Ended December 31,
	2003	2004	2005
Other Information:
Loan volume (in thousands)	$558,503	$743,811	$985,219
Average revenue per branch (in thousands)	363	403	347

Average loan size (principal plus fee)	$314.14	$337.97	$361.79
Average fees per loan	47.76	50.99	53.83

Results of Operations – 2005 Compared to 2004

Income from Continuing Operations

For the year ended December 31, 2005, income from continuing operations was $6.3 million compared to $17.5 million in 2004. The decrease in income from continuing operations of $11.2 million is primarily attributable to higher loan losses and costs associated with our accelerated unit branch growth over the last 18 months.

Revenues

Revenues totaled $152.9 million in 2005 compared to $118.2 million in 2004, an increase of $34.7 million or 29.4%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $985.2 million through payday loans during 2005 compared to $743.8 million during the prior year. The average loan (including fee) totaled $361.79 in 2005 versus $337.97 in the prior year. Average fees received from customers per loan increased from $50.99 in 2004 to $53.83 in 2005 as a result of higher average loan sizes. The fee rate declined from $17.77 per $100.00 in 2004 to $17.48 per $100.00 in 2005 due to changes in the mix of states in which we earn our fees.

We anticipate that our fee rate will continue a slight decline in 2006 as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation. For example, Illinois adopted legislation (effective December 2005) that reduces the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Applying this reduced fee to 2005 Illinois payday loan volume would have produced approximately $2.3 million less revenue and gross profit than is reflected in the 2005 financial statements. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which is likely to further reduce revenues and gross profit in our Illinois branches. As another example, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks from the previous fee that declined from $15.00 for the first $100.00 borrowed to less than $10.00 for each incremental $100.00 borrowed thereafter. During the first six months subsequent to this change in the Kansas law, our average loan size in Kansas increased to $352 compared to an average loan size of $168 for the same period in the prior year. As a result, payday loan volumes in Kansas improved 136% year to year. The growth of volumes in Kansas, at $15.00 per $100.00, had the effect of reducing the blended fee rate of the Company during 2005.

In New Mexico, there are a number of significant regulatory and litigation developments, which could adversely affect our revenues and gross profit in our New Mexico branches. See the additional discussion in Item 3 “Legal Proceedings” of this report.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2005 have been open at least 24 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2004	2005
	(in thousands)
Comparable branches	$115,253	$128,452
Branches opened in 2004	2,081	15,190
Branches opened in 2005		9,117
Other (a)	876	119

Total	$118,210	$152,878

(a)	represents primarily closed branches

Our revenues from comparable branches improved by $13.2 million, or 11.4%, from $115.3 million in 2004 to $128.5 million in 2005. This increase was primarily a result of higher payday loan volume during the current year period, including the benefit associated with the change in legislation in Kansas as noted above. Revenues for 2005 included approximately $15.2 million from the 83 branches added during 2004 and approximately $9.1 million from the 184 branches added in 2005.

During 2006, we believe the growth rate in comparable branch revenue will be particularly affected by: (i) the positive change in legislation in Kansas as noted above; (ii) the benefits resulting from the aging of the 2004 group of branches as they enter the second year of operations, which historically is more profitable than the initial year of operation; (iii) the negative effects resulting from the reduced fee pursuant to the new Illinois payday loan legislation, as well as the additional effect of the legislation with respect to restrictions on the customer’s ability to borrow; and (iv) our focus on minimizing loan losses, which shifts our employees’ focus from revenue-producing efforts.

Revenues from check cashing, title loans and other sources totaled $11.6 million and $12.5 million for the year ended December 31, 2004 and 2005, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Check cashing fees	$5,580	$6,170	4.7%	4.0%
Title loan fees	4,299	4,478	3.6%	2.9%
Other fees	1,683	1,889	1.5%	1.3%

Total	$11,562	$12,537	9.8%	8.2%

The revenue increase reflects a greater number of branches providing check cashing and title loan services and associated increase in check cashing and title loan volumes. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues.

Branch Expense

Total branch expenses were $116.0 million during 2005 compared to $72.3 million in 2004, an increase of $43.7 million, or 60.4%. Salaries and benefits increased by $13.1 million to $38.1 million in 2005 versus $25.0 million in 2004, due to the addition of new personnel to operate the 184 branches that have been added since December 31, 2004. The average number of branch employees during 2005 was 1,380 compared to 1,020 in the prior year.

Our provision for losses for the year ended December 31, 2005 totaled $41.4 million, a 69.7% increase over 2004. This rate of increase was higher than revenue growth, resulting in an increase in the loss ratio from 20.7% during 2004 to 27.1% in 2005. The less favorable loss ratio year-to-year reflects our accelerated rate of unit branch growth over the last year, very favorable experience in first quarter 2004 attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003 and a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

Occupancy costs were $19.1 million during 2005, compared to $11.7 million in 2004, an increase of $7.4 million, or 63.2%, due to the addition of branches during 2004 and 2005. Occupancy costs as a percentage of revenues increased from 9.9% in 2004 to 12.5% in 2005, primarily due to the high number of branches at early stages in the branch lifecycles. Depreciation and amortization increased by $2.3 million due to depreciation associated with capital expenditures for de novo branches. Other costs, which include advertising, utilities, and office supplies, increased $4.0 million, or 42.1%, primarily due to growth in branches.

Branch Gross Profit

Branch gross profit declined by $9.0 million, or 19.6%, from $45.9 million in 2004 to $36.9 million in 2005. Branch gross margin, which is branch gross profit as a percentage of revenues, declined to 24.1% in 2005 compared to 38.8% in 2004. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2004	2005
	(in thousands)
Comparable branches	$48,393	$49,070
Branches opened in 2004	(1,916)	(1,251)
Branches opened in 2005		(9,382)
Other	(579)	(1,522)

Total	$45,898	$36,915

The gross margin for comparable branches in 2004 was 42.0% compared to 38.2% in 2005. The decline in comparable branch gross margins reflects a less favorable loss ratio in 2005 (from 20.5% in 2004 to 24.4% in 2005). The 80 branches added during 2004 and the 184 branches added during 2005 reported net losses of $1.3 million and $9.4 million, respectively. Expenses associated with branches not yet opened as of December 31, 2004 and 2005 totaled $291,000 and $1.1 million, respectively.

Regional and Corporate Expenses

Regional and corporate expenses increased $8.9 million, from $16.7 million for the year ended December 31, 2004 to $25.6 million for the year ended December 31, 2005. Together, regional and corporate expenses were approximately 16.7% of revenues in 2005 compared to 14.0% of revenues in 2004. Approximately 76.9% of regional expenses, which increased by $2.4 million year-to-year, represent salaries and benefits that grew based on the addition of employees to manage the growth in the number of branches. Corporate expenses increased by $6.5 million, which is attributable to salaries associated with a 35% increase in home office personnel year to year, the costs associated with being a public company (e.g., insurance, legal and compliance) and rent expense associated with our new corporate office. We expect corporate and regional expenses to be between 15% and 17% of revenues in 2006.

Interest

Interest income totaled $476,000 for the year ended December 31, 2005 compared to interest expense of $451,000 in 2004. This change year to year reflects the repayment of all indebtedness with the proceeds received in connection with our public offering completed in July 2004 and the investment of the remaining proceeds in cash equivalents.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2005 increased slightly to 38.2% from 38.1% in the prior year.

RESULTS OF OPERATIONS – 2004 COMPARED TO 2003

Income from Continuing Operations

For the year ended December 31, 2004, our income from continuing operations was $17.5 million compared to $13.7 million in 2003. The increase of $3.8 million is primarily attributable to improved revenues due to higher payday loan volumes (as a result of increases in the average loan size and the number of customers) and higher branch gross margins, which are indicative of favorable loss experience and efficient operations.

Revenues

Revenues totaled $118.2 million in 2004 compared to $92.9 million in 2003, an increase of $25.3 million or 27.2%. This increase in revenues was primarily due to a 33.2% increase in payday loan volumes as a result of higher customer demand and an increase in the average size of payday loans, offset partially by a decline in the average fee rate. We originated approximately $743.8 million through payday loans during 2004 compared to $558.5 million during the prior year. Average fees received from customers per loan increased from $47.76 in 2003 to $50.99 in 2004 as a result of higher average loan sizes. The fee rate declined slightly from $17.93 per $100.00 to $17.77 per $100.00 due to changes in the mix of states in which we earn our fees.

The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2003	2004
	(in thousands)
Comparable branches	$88,338	$103,391
Branches opened in 2003	3,101	12,056
Branches opened in 2004		2,085
Other (a)	1,476	678

Total	$92,915	$118,210

(a)	represents primarily closed branches

Revenues in 2004 for comparable branches (branches open at least 24 months as of December 31, 2004) improved $15.1 million, or 17.1%, from $88.3 million to $103.4 million. This increase was primarily a result of higher payday loan volume during the current year. Revenues for branches added during 2003 and 2004, increased by $11.0 million from year to year. The aggregate increase from comparable branches and new branches was partially offset by the loss of revenues from branches that were closed during 2003 and 2004.

Revenues from check cashing, title loans and other sources totaled $11.7 million and $11.6 million for the year ended December 31, 2003 and 2004, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2003	2004	2003	2004
	(in thousands)		(percentage of revenues)
Check cashing fees	$5,724	$5,580	6.2%	4.7%
Title loan fees	4,405	4,299	4.7%	3.6%
Other fees	1,591	1,683	1.7%	1.5%

Total	$11,720	$11,562	12.6%	9.8%

The slight revenue decline reflects lower check cashing and title loan volumes. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues and our reduced emphasis on the check cashing and title loan products.

Branch Expense

Total branch expenses were $72.3 million during 2004, compared to $57.7 million in 2003, an increase of $14.6 million, or 25.3%. Salaries and benefits increased by $5.4 million to $25.0 million in 2004 versus $19.6 million in 2003, due to an increase in the number of employees as a result of the growth in new branches and higher bonuses for employees at existing branches in recognition for improvements in branch gross profit. The average number of branch employees during 2004 was 1,020 compared to 789 in the prior year.

Our provision for losses for the year ended December 31, 2004 totaled $24.4 million, a 22.6% increase over 2003. This rate of increase was lower than revenue growth, resulting in a decline in the loss ratio from 21.4% during 2003 to 20.7% in 2004. The improvement in the loss ratio year to year is largely due to favorable experience in first quarter 2004, which we believe was attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003.

Occupancy costs increased $1.7 million, or 17.0%, in 2004 compared to 2003 due to the addition of branches during 2003 and 2004. Occupancy costs as a percentage of revenues improved from 10.8% in 2003 to 9.9% in 2004, indicative of the fixed nature of these costs. Depreciation and amortization increased $271,000 due to leasehold improvements associated with the opening of de novo branches, the timing of which occurred in the second half of the year. Other costs, which include advertising, utilities and office supplies, increased $2.7 million, or 39.7%, primarily due to growth in branches.

Branch Gross Profit

Branch gross profit improved $10.7 million, or 30.4%, from $35.2 million in 2003 to $45.9 million in 2004. Branch gross margin increased to 38.8% in 2004 compared to 37.9% in 2003. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2003	2004
	(in thousands)
Comparable branches	$36,694	$45,503
Branches opened in 2003	(1,561)	2,853
Branches opened in 2004		(1,980)
Other	55	(478)

Total	$35,188	$45,898

Comparable branch gross profit increased 24.0% in 2004 versus 2003. Comparable branch gross margins were 44.0% in 2004 compared to 41.5% in 2003. This improvement reflects higher revenues, a lower loss ratio and leveraging of fixed costs. Branches opened during 2003 earned a gross profit of $2.9 million in 2004, with a branch margin of 23.7%, versus a net loss of $1.6 million in 2003. Branches opened during 2004 totaled a net loss of $2.0 million.

Regional and Corporate Expenses

Regional and corporate expenses increased $5.3 million, from $11.4 million for the year ended December 31, 2003 to $16.7 million for the year ended December 31, 2004. Together, regional and corporate expenses were approximately 14.0% of revenues in 2004 compared to 12.3% of revenues in 2003. The higher level of regional and corporate expenses in 2004 reflects the additional reporting and compliance costs of being a public company, as well as growth of the corporate infrastructure. Approximately 74.1% of regional expenses, which increased $1.8 million year to year, represent salaries and benefits that grew based on the addition of employees to manage the growth in the number of branches. The remaining $3.5 million of increase year to year is attributable to higher corporate costs. Approximately 53.3% of corporate expenses are salaries and benefits, which were higher in 2004 due to the addition of personnel and higher performance-based incentive compensation. Corporate personnel were added to enhance the corporate infrastructure, particularly in construction management, human resources and training. The remainder of the corporate expenses represents various other costs, such as professional expenses, printing costs, corporate-level advertising and others.

Interest

Interest expense totaled $451,000 for the year ended December 31, 2004 compared to $878,000 in 2003. The decrease in interest expense year to year was attributable to lower average debt balances in 2004 versus 2003, primarily due to the repayment of all indebtedness with the proceeds received in connection with the public offering completed in July 2004. In addition, we earned interest income during 2004 due to the investment of the remaining proceeds from the public offering in cash equivalents and short-term investments.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2004 declined slightly to 38.1% from 38.5% in the prior year.

Discontinued Operations

In October and November of 2005, we closed all our 19 branches in North Carolina. Our decision to close our North Carolina branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC) in March 2005. We have reported our North Carolina operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – Accounting for the Impairment or Disposal of Long-Lived Assets.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Total revenues	$5,580	$6,613	$4,262
Provision for losses	1,386	1,442	910
Total branch expenses	4,675	4,478	5,132
Branch gross profit (loss)	905	2,135	(870)
Income (loss) before income taxes	300	1,549	(1,556)
Provision (benefit) for income taxes	118	607	(612)
Income (loss) from discontinued operations	182	942	(944)

As a result of the North Carolina closings, we recorded approximately $1.7 million in pre-tax charges during 2005 to our discontinued operations. The charges recorded included $662,000 for the impairment of goodwill, $185,000 in severance and benefit costs, $540,000 in accelerated depreciation, $100,000 in loan losses, $83,000 for lease terminations and $79,000 for other costs including storage, moving and cleaning costs.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows provide d by (use d for):
Operating activities	$9,095	$9,265	$15,813
Investing activities	(5,077)	(33,838)	2,168
Financing activities	(2,512)	31,602	(2,867)

Net increase in cash and cash equivalents	1,506	7,029	15,114

Cash and cash equivalents, beginning of year	7,991	9,497	16,526

Cash and cash equivalents, end of year	$9,497	$16,526	$31,640

Cash Flow Discussion

Net cash provided by operating activities was $9.1 million in 2003, $9.3 million in 2004 and $15.8 million in 2005. The increase in operating cash flows from 2004 to 2005 was primarily attributable to a larger net growth in loans receivable (i.e. growth in loans receivable less allowance for losses) during 2004 than occurred in 2005, contributing to a net use of cash in 2004 of approximately $12.9 million versus $3.2 million in 2005. In addition, cash flow provided by operations in 2005 included higher tax benefits associated with the exercise of stock options, an allowance from the landlord of our corporate headquarters for leasehold improvements and net cash provided by timing-related changes in various liabilities. These items were substantially offset by lower net income year to year. The slight increase in operating cash flows from 2003 to 2004 was chiefly attributable to higher net income after non-cash adjustments year to year, partially offset by an increase in the loans receivable balance. Other working capital changes were essentially even year to year, with fluctuations in income taxes payable associated with the timing of tax payments being largely offset by movements in various accrued expenses and other liabilities.

Net cash provided by investing activities was $2.2 million in 2005, which consisted of $28.0 million in proceeds from the sale of investments, partially offset by the purchase of investments of $4.0 million and capital expenditures of $21.0 million. The capital expenditures included $11.4 million to open 174 de novo branches in 2005, $4.2 million for renovations to existing and acquired branches, $4.0 million for tenant improvements (including cash received as an allowance from the landlord of our corporate headquarters for tenant improvements), furnishings and technology for the new corporate office space and $1.4 million for branches not yet open as of December 31, 2005 and other expenditures. In 2004, net cash used for investing activities totaled $33.8 million, which consisted of $30.1 million for the purchase of investments, capital expenditures of $9.3 million and the acquisition of 29 branches with an aggregate cost of $2.5 million, partially offset by proceeds from the sale of investments totaling $6.1 million. The capital expenditures in 2004 reflected renovation efforts at existing branches, including updated signage, improved security and general enhancements and a 20% increase in de novo branches during the year. Net cash used for investing activities in 2003 was $5.1 million, which consisted primarily of capital expenditures in the amount of $5.2 million.

Net cash provided by (used for) financing activities was $(2.5) million in 2003, $31.6 million in 2004 and $(2.9) million in 2005. The use of cash for financing activities in 2005 consisted of the repurchase of our common stock totaling $3.7 million, partially offset by $842,000 in proceeds from the exercise of stock options by employees. The inflows in 2004 resulted from $63.7 million in net proceeds from our initial public offering, partially offset by repayment of indebtedness totaling $30.6 million, including $26.1 million paid in July 2004. In addition, we paid $3.1 million in dividends to stockholders in 2004 prior to our initial public offering of stock. The use of proceeds in 2003 primarily relates to the $15.0 million repurchase of stock in the fourth quarter of 2003, which was partially offset by $13.2 million in net borrowings to fund this stock purchase.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the years ending December 31, 2003, and 2004 cash flows provided by discontinuing operations were $319,000 and $44,000. In 2005, cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing our North Carolina operations. We do not believe the absence of cash flows from discontinued operations will have a material effect on our future liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from the public offering. The remaining portion of the proceeds from the offering (approximately $37.6 million immediately after repayment of indebtedness) is being used to pursue growth and to fund working capital needs. Through December 31, 2005, we have utilized approximately $23.5 million for capital expenditures and the funding of payday loan growth for 217 de novo branches opened since the offering, $3.4 million for the acquisition of 39 branches and the balance of approximately $10.7 million is available to us for general corporate purposes and is held in short-term, high-grade investment accounts. We believe that cash flows from operations and the remaining net proceeds of the public offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new branch expansion, and to complete opportunistic acquisitions. In connection with the repayment of indebtedness, we terminated our revolving credit facility.

On January 19, 2006, we entered into a new credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each of our subsidiaries and all personal property (including all present and future accounts receivable, general intangibles, instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon our leverage ratio. Our leverage ratio is defined as the ratio of total debt to earnings before interest, provision for income taxes, depreciation and amortization (EBITDA). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. We believe the credit facility provides us with additional capital with which to execute our growth strategy.

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

As part of our growth strategy, we intend to open de novo branches and pursue acquisitions in existing and new markets. During 2004 and 2005, we were able to achieve de novo unit branch growth of 18.4% and 46.9%, respectively. In addition, we acquired 29 branches in 2004 and 10 branches in 2005. We expect to open between 75 to 100 branches in 2006. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2005, we opened 174 de novo branches. The average cost of capital expenditures for these new branches was approximately $68,000 per branch. For de novo branches opened during 2003 and 2004, loans receivable balances averaged approximately $80,000 at the end of the first year of operations. For branches opened in 2002 and 2003, loans receivable balances averaged approximately $131,000 at the end of the second year. With respect to losses, a first-year branch will incur higher losses as a percentage of revenues than older branches because the new branch is establishing itself in the community and collecting information about the customer base. For example, for de novo branches opened during 2003 and 2004, branch loss ratios averaged approximately 37.7% after the first twelve months of operations.

We monitor the development of our new branches, particularly with respect to revenue growth, loss experience and gross profit. In evaluating the progress of our de novo branches opened in 2004 (average age of 15 months at December 31, 2005) and 2005 (average age of 6 months at December 31, 2005), the following items are of note:

With respect to our 2004 de novo branches –

•	After nine and twelve months of operations, average revenue was approximately $96,000 and $151,000, respectively.

•	After nine and twelve months of operations, the average loss ratio was 49.0% and 45.9%, respectively.

•	After nine and twelve months of operations, average branch gross losses totaled $53,500 and $54,000, respectively.

With respect to our 2005 de novo branches (with operations for at least nine months during 2005) –

•	After nine months of operations, average revenue was approximately $77,200.

•	After nine months of operations, the average loss ratio was 58.7%.

•	After nine months of operations, average branch gross losses totaled $67,850.

In general, the development of the 2004 and 2005 de novo branches is slower than the development of the de novo branches we opened in 2000 through 2003. For example, in averaging all of the de novo branches opened for the years 2000 through 2003, revenue after nine and twelve months totaled $121,500 and $191,500, respectively. The loss ratio for the 2000 through 2003 branches totaled 33.1% and 30.9% after nine and twelve months and branch gross losses were $24,100 and $7,000 after nine and twelve months, respectively.

The slower development of the 2004 and 2005 branches reflects a number of factors, including increased competition in the payday loan industry, our movement into lower fee states and our loss experience during 2005 (which was particularly affected by higher energy prices and changes in bankruptcy laws).

The growth curve with respect to revenues for the newer branches continues to follow historical trends, such that revenues double between the fourth and sixth months of operations and double again between the sixth and ninth months of operations, and then increase an additional 50% by the end of the twelfth month of operations.

Concentration of Risk

Branches located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 26%, 15%, 10%, 8% and 6%, respectively, of total revenues for the year ended December 31, 2005. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. Applying this reduced fee to 2005 Illinois payday loan volume would have produced approximately $2.3 million less revenue and gross profit than is reflected in the 2005 financial statements. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which is likely to further reduce revenues and gross profit in our Illinois branches.

In New Mexico, there are a number of significant regulatory and litigation developments, which could adversely affect our revenues and gross profit in our New Mexico branches. See the additional discussion in Item 3 “Legal Proceedings” of this report.

Impact of Inflation

We do not believe that inflation has a material impact on our income or operations.

Seasonality

Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Our loss ratio historically fluctuates with these changes in payday loan demand, with a higher loss ratio in the second and third quarters of each calendar year and lower loss ratio in the first and fourth quarters of each calendar year. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Contractual Obligations and Commitments

The following table summarizes our future commitments and obligations at December 31, 2005. The future commitments and obligations include payments required for the initial non-cancelable term of the operating lease and any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$43,817	$13,090	$19,660	$9,024	$2,043
Reasonably assured renewals of operating leases	81,779	257	6,034	14,773	60,715

Total	$125,596	$13,347	$25,694	$23,797	$62,758

Impact of Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which establishes retrospective application as the required method for reporting a change in accounting principle, unless impracticable, in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt SFAS 123R during the first quarter of 2006. We expect that the adoption of SFAS 123R will increase compensation expense by approximately $1.3 million for the year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

In February 2005, we entered into a marketing and servicing agreement with a Delaware chartered-state bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with the bank and began operating through a new subsidiary as a CSO in our 18 Texas branches. Under the agreement with the bank, we provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which we were paid fees by the bank. The total revenue we earned for marketing and servicing the bank’s short-term loans during the year ended December 31, 2005 was approximately $765,000. The outstanding balance of the bank’s advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from the bank as a result of terminating our agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that we purchased on September 14, 2005 was approximately $75,000. We have provided for the entire loan balance of $75,000 in our allowance for loan losses as of December 31, 2005.

As a CSO operation, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. At December 31, 2005, consumers had total loans outstanding with the lender of approximately $1.0 million. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2005, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

We currently invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

In addition, we do not have any outstanding debt as of December 31, 2005. As such, risk related to interest fluctuations is considered minimal.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data appear following Item 15 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Acts”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears on page F-2 of this report.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15 (f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 11. Executive Compensation

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

ITEM 14. Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages F-1 to F-28 of this report, are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DON EARLY
Don Early Chairman of the Board and Chief Executive Officer

Dated: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2006.

/s/ RICHARD B. CHALKER	/s/ DON EARLY
Richard B. Chalker Director	Don Early Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD F. LAMBERTI	/s/ MARY LOU ANDERSEN
Gerald F. Lamberti Director	Mary Lou Andersen Vice Chairman, Secretary and Director

/s/ FRANCIS P. LEMERY	/s/ DARRIN J. ANDERSEN
Francis P. Lemery Director	Darrin J. Andersen President and Chief Operating Officer

/s/ MARY V. POWELL	/s/ DOUGLAS E. NICKERSON
Mary V. Powell Director	Douglas E. Nickerson Chief Financial Officer (Principal Financial and Accounting Officer)

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that QC Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). QC Holdings, Inc.’s and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that QC Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by COSO. Also in our opinion, QC Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2006 expressed an unqualified opinion on both management’s assessment of QC Holdings Inc.’s internal control over financial reporting and on the effectiveness of QC Holdings, Inc.’s internal control.

/S/ GRANT THORNTON LLP

Kansas City, Missouri
February 16, 2006

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,526	$31,640
Investments	24,000
Loans receivable, less allowance for losses of $1,520 at December 31, 2004 and $1,705 at December 31, 2005	49,385	52,778
Prepaid expenses and other current assets	2,893	2,945

Total current assets	92,804	87,363
Property and equipment, net	17,236	32,147
Goodwill	7,298	7,265
Other assets, net	1,098	1,364

Total assets	$118,436	$128,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$644
Accrued expenses and other liabilities	1,047	3,033
Accrued compensation and benefits	1,704	3,237
Deferred revenue	2,926	4,121
Deferred income taxes	3,428	2,384

Total current liabilities	9,501	13,419
Deferred income taxes	2,643	3,167
Other non-current liabilities		737

Total liabilities	12,144	17,323

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,371,000 shares issued and outstanding at December 31, 2004; 20,700,250 shares issued and 20,432,850 outstanding at December 31, 2005	204	207
Additional paid-in capital	69,417	71,687
Retained earnings	36,671	42,050
Treasury stock, at cost		(3,128)

Total stockholders’ equity	106,292	110,816

Total liabilities and stockholders’ equity	$118,436	$128,139

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues
Payday loan and credit service fees	$81,195	$106,648	$140,341
Other	11,720	11,562	12,537

Total revenues	92,915	118,210	152,878

Branch expenses
Salaries and benefits	19,605	25,043	38,073
Provision for losses	19,908	24,422	41,417
Occupancy	10,020	11,731	19,062
Depreciation and amortization	1,346	1,617	3,890
Other	6,848	9,499	13,521

Total branch expenses	57,727	72,312	115,963

Branch gross profit	35,188	45,898	36,915

Regional expenses	5,151	6,915	9,364
Corporate expenses	6,286	9,743	16,221
Depreciation and amortization	537	753	856
Interest expense (income), net	878	451	(476)
Other expense (income), net	(11)	(291)	715

Income from continuing operations before income taxes	22,347	28,327	10,235
Provision for income taxes	8,605	10,790	3,912

Income from continuing operations	13,742	17,537	6,323
Income (loss) from discontinued operations, net of income tax	182	942	(944)

Net income	$13,924	$18,479	$5,379

Weighted average number of common shares outstanding:
Basic	15,935	15,864	20,508
Diluted	16,436	16,970	21,448

Earnings (loss) per share:
Basic
Continuing operations	$0.40	$0.98	$0.31
Discontinued operations	0.01	0.05	(0.05)

Net Income	$0.41	$1.03	$0.26

Diluted
Continuing operations	$0.38	$0.91	$0.29
Discontinued operations	0.01	0.05	(0.04)

Net Income	$0.39	$0.96	$0.25

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, January 1, 2003	18,915	$191	$5,852	$13,064	$(2,165)	$(277)	$16,665
Net income and comprehensive income				13,924			13,924
Shares subject to mandatory redemption			(704)	(5,296)			(6,000)
Common stock repurchases	(3,733)				(15,000)		(15,000)
Dividends to stockholders				(400)			(400)
Other, net			100			44	144

Balance, December 31, 2003	15,182	191	5,248	21,292	(17,165)	(233)	9,333
Net income and comprehensive income				18,479			18,479
Dividends to stockholders				(3,100)			(3,100)
Stock issued in connection with initial public offering	5,000	13	46,749		16,933		63,695
Exercise of stock options and related tax benefits	189		321		232		553
Termination of mandatory stock redemption agreement			17,000				17,000
Other, net			99			233	332

Balance, December 31, 2004	20,371	204	69,417	36,671	—	—	106,292
Net income and comprehensive income				5,379			5,379
Common stock repurchases	(313)				(3,664)		(3,664)
Exercise of stock options and related tax benefits	375	3	2,170		536		2,709
Other, net			100				100

Balance, December 31, 2005	20,433	$207	$71,687	$42,050	$(3,128)	$—	$110,816

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$13,924	$18,479	$5,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	2,437	5,373
Provision for losses	21,293	25,864	42,327
Deferred income taxes	1,647	1,927	(520)
(Gain) loss on disposal of property and equipment	35	(16)	739
Impairment of goodwill			662
Other, net	100	(151)	100
Lease incentive			976
Stock option income tax benefits		175	1,867
Changes in operating assets and liabilities:
Loans receivable, net	(30,607)	(38,737)	(45,529)
Prepaid expenses and other assets	(33)	(651)	(934)
Other assets	422	(464)	(232)
Accounts payable	(714)	120	248
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	103	2,254	4,475
Income taxes	990	(1,972)	882

Net operating	9,095	9,265	15,813

Cash flows from investing activities:
Proceeds from sales of investments		6,050	28,000
Purchases of investments		(30,050)	(4,000)
Purchase of property and equipment	(5,193)	(9,283)	(20,996)
Proceeds from sale of property and equipment	216	1,790	70
Acquisition costs, net		(2,527)	(906)
Other, net	(100)	182

Net investing	(5,077)	(33,838)	2,168

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	432	(6,256)
Payments on long-term debt	(11,107)	(24,347)
Proceeds from long-term debt	23,865	1,000
Net proceeds from initial public offering		63,695
Dividends to stockholders	(400)	(3,100)
Repurchase of common stock	(15,000)		(3,664)
Exercise of stock options		378	842
Other, net	(302)	232	(45)

Net financing	(2,512)	31,602	(2,867)

Cash and cash equivalents:
Net increase	1,506	7,029	15,114
At beginning of year	7,991	9,497	16,526

At end of year	$9,497	$16,526	$31,640

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$6,085	$11,345	$1,017
Interest	915	846

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

Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2005, the Company operated 532 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Prior to September 30, 2005, certain locations in North Carolina and Texas offered payday loans from a third-party financial institution. In October and November 2005, the Company closed all its 19 branches in North Carolina. The decision to close these branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketing and servicing provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC). Prior to the FDIC issuing the revised Payday Lending Guidelines and the Company’s subsequent decision to close its North Carolina branches, the North Carolina operations represented approximately 5% of the Company’s total revenue and total gross profit. See additional information in Note 3.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS & – Continued

In February 2005, the Company entered into a marketing and servicing agreement with a Delaware chartered-state bank with respect to short-term consumer loans to be made by the bank in Texas. On September 14, the Company ceased serving as a marketing and servicing provider for new loans made by the bank. On that same day, the Company, through QC Financial Services of Texas, Inc., began operating as a credit services organization (CSO) in its 18 Texas branches. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. See additional information in Note 4.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting reclassifications. Certain reclassifications have been made to conform prior period financial information to the current presentation. The Consolidated Balance Sheet as of December 31, 2004 and the Consolidated Statement of Cash Flows for the year ended December 31, 2004 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments.

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

Revenue Recognition. The Company records revenue from loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan. With respect to the Company’s CSO arrangement, the Company earns a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Check cashing fees	$5,724	$5,580	$6,170
Title loan fees	4,405	4,299	4,478
Other fees	1,591	1,683	1,889

Total	$11,720	$11,562	$12,537

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2004 and 2005.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Investments. From time to time, the Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (frequently between 7 and 35 days), based on market demand for a reset period. The stated, or contractual, maturities for these securities, however, are generally 20 to 30 years. The holder of an auction rate security relies on third-party market participants to provide current liquidity similar to any other long-term note. Because the legal maturity of the auction rate securities is greater than one year, the securities ordinarily should not be classified as cash equivalents, rather as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities.

The Company previously reported its investments in auction rate securities as cash and cash equivalents. The Company reclassified its $24.0 million in auction rate securities at December 31, 2004 from cash and cash equivalents to investments to conform to the current year presentation. As of December 31, 2005, the Company did not have any investments in auction rate securities.

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

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2003	2004	2005
Average amount of cash provided to customer	$266.38	$286.97	$307.96
Average fee received by the Company	$47.76	$50.99	$53.83
Average term of loan (days)	14	15	16

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume).

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Beginning on July 1, 2005, the Company changed its methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The current and expected future effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan losses to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments.

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Allowance for Loan Losses
Balance, beginning of year	$750	$1,090	$1,520
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	340	430	185

Balance, end of year	$1,090	$1,520	$1,705

Provision for Losses
Charged-off to expense	$42,655	$48,916	$74,237
Recoveries	(23,067)	(24,901)	(33,195)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	320	407	375

Total provision for losses	$19,908	$24,422	$41,417

(a)	Note, the adjustment to provision for losses in the allowance for loan losses table does not equal the adjustment to provision in the provision for losses table due to the effect of excluding the discontinued North Carolina operations (see Note 3) in the provision for losses table.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Branch Expenses. The direct costs incurred in operating the Company’s branches have been classified as branch expenses. Branch expenses include salaries and benefits of branch employees, loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored and security costs, and other costs incurred by the branches.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated generally over 39 years. Data processing equipment, data processing software, furniture, fixtures, vehicles and other equipment are generally depreciated from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which generally ranges from 1 to 15 years with an average of 11 years, or the estimated useful life of the related asset. Repair and maintenance expenditures that do not significantly extend asset lives are charged to expense as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in income.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $1.3 million, $2.6 million and $3.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired branches using purchase accounting. Intangible assets, which are included in other assets, consist of debt issuance costs, non-compete agreements and other assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. No goodwill impairment was recognized during 2003 and 2004. In connection with the closing of the branches in North Carolina, the Company recorded an impairment of goodwill totaling $662,000 during 2005. See additional information in Notes 3 and 8.

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

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options represents the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. During 2003 and through June 30, 2004, the Company used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders. See additional information in Note 14.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income from continuing operations	$13,742	$17,537	$6,323
Less: reduction to retained earnings in connection with shares subject to redemption as discussed in Note 14	(5,296)
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 14	(2,095)	(2,025)

Income from continuing operations available to common stockholders	6,351	15,512	6,323

Discontinued operations, net of income tax	182	942	(944)
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 14	(67)	(110)

Income (loss) from discontinued operations available to common stockholders	115	832	(944)

Income available to common stockholders	$6,466	$16,344	$5,379

Weighted average number of actual common shares outstanding	18,138	17,664	20,508
Less: weighted average number of shares from mandatory stock redemption as discussed in Note 14	(2,203)	(1,800)

Weighted average basic common shares outstanding	15,935	15,864	20,508
Incremental shares from assumed conversion of stock options	501	1,106	940

Weighted average diluted common shares outstanding	16,436	16,970	21,448

Earnings (loss) per share
Basic
Continuing operations	$0.40	$0.98	$0.31
Discontinued operations	0.01	0.05	(0.05)

Net income	$0.41	$1.03	$0.26

Diluted
Continuing operations	$0.38	$0.91	$0.29
Discontinued operations	0.01	0.05	(0.04)

Net income	$0.39	$0.96	$0.25

All options that were outstanding for the year ended December 31, 2003 were included in the computation of diluted earnings per share because the exercise prices were equal to or lower than the average market prices of the common shares. For the year ended December 31, 2004 and 2005, the weighted averages of 25,027 and 624,000 options, respectively were excluded from the computation because the exercise price of these options was higher than the average market price of the common shares.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Stock Option Plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation (and as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure), the Company accounts for stock options issued to employees under the recognition and measurement principles (intrinsic-value method) of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and its related Interpretations. There was no stock-based employee compensation expense reflected in the Company’s reported net income for the years ended December 31, 2003, 2004 or 2005 because all stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

In 2002, the Company granted stock options to a non-employee. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense in the consolidated financial statements of approximately $100,000, $99,000, and $100,000 for the years ended December 31, 2003, 2004 and 2005, respectively, related to these non-employee option grants, with a corresponding credit to additional paid-in-capital.

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

The Company accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements. The pro forma disclosures below include the impact of the accelerated vesting of options in the second quarter of 2005 and reflect an approximate $6.2 million pre-tax charge to pro forma earnings for the year ended December 31, 2005.

If the Company had applied the provisions set forth in SFAS 123 with respect to stock options to employees, compensation expense for the years ended December 31, 2003, 2004 and 2005 would have been approximately $359,000, $750,000, and $7.1 million, respectively, higher than is reported in the consolidated financial statements for each year. See Note 10 for additional stock option disclosures and information.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income as reported	$13,924	$18,479	$5,379
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits (a)	(359)	(733)	(5,269)

Pro forma net income	13,565	17,746	110
Less: reduction to retained earnings in connection with shares subject to redemption as discussed in Note 14	(5,296)
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 14	(2,162)	(2,135)

Pro forma net income available to common stockholders	$6,107	$15,611	$110

Basic earnings per share
As reported	$0.41	$1.03	$0.26
Pro forma	$0.38	$0.98	$0.01
Diluted earnings per share
As reported	$0.39	$0.96	$0.25
Pro forma	$0.37	$0.94	$0.01

(a)	The pro forma computation assumes that the Company does not receive a tax benefit upon exercise for any incentive stock options granted to its employees.

Pursuant to the requirements of SFAS 123, the weighted-average fair value of the individual employee stock options granted during 2005 and 2004 was $8.82 and $7.51, respectively. There were no stock options granted during 2003. The fair values were determined using a Black-Scholes option valuation model based on the following assumptions:

	2004	2005
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.38% to 3.64%	3.79% to 4.21%
Expected volatility	41.85% to 47.44%	41.85% to 60.94%
Expected life (in years)	6	6

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Treasury Stock. During 2003, the Company purchased 3,733,000 shares of its common stock for $15 million. The shares were purchased using cash flow from operations and long-term debt (see Note 6). The Company had 3,905,600 shares of common stock held in treasury at December 31, 2003. In July 2004, all shares held in treasury were issued in connection with the Public Offering.

In May 2005, the Company’s Board of Directors authorized the expenditure of up to $10 million to repurchase shares of the Company’s common stock through open market and negotiated transactions. In December 2005, the Company’s Board of Directors extended the common stock repurchase program through December 31, 2006. The program would have otherwise expired on December 31, 2005. The Company funds the share repurchase program with cash flow from operations. During 2005, the Company repurchased 313,400 shares at a total cost of $3.7 million. As of December 31, 2005, the Company had 267,400 shares held in treasury stock at an aggregate cost of $3.1 million.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its financial instruments, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable and accounts payable are short-term in nature and their carrying value approximates fair value.

Recently Issued Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which establishes retrospective application as the required method for reporting a change in accounting principle, unless impracticable, in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires that loans acquired in a transfer be accounted for at fair value, including loans acquired in purchase business combinations. In addition, no allowance for loan losses or other valuation is permitted at the time of valuation. Valuation allowances should reflect only loan losses incurred after the acquisition. SOP 03-3 is effective for loans acquired after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005.

NOTE 3 – DISCONTINUED OPERATIONS

In October and November of 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, payday loans were offered by a third-party financial institution, through the Company’s North Carolina branches. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank. As a result of the North Carolina closings, the Company recorded approximately $1.7 million in pre-tax charges during 2005. The charges recorded included $662,000 for the impairment of goodwill (see Note 8), $185,000 in severance and benefit costs, $540,000 in accelerated depreciation, $100,000 in loan losses, $83,000 for lease terminations and $79,000 for other costs including storage, moving and cleaning costs.

The Company’s North Carolina operations are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of the Company’s North Carolina operations as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Total revenues	$5,580	$6,613	$4,262
Provision for losses	1,386	1,442	910
Total branch expenses	4,675	4,478	5,132
Branch gross profit (loss)	905	2,135	(870)
Income (loss) before income taxes	300	1,549	(1,556)
Provision (benefit) for income taxes	118	607	(612)
Income (loss) from discontinued operations	182	942	(944)

A summary of the assets and liabilities for discontinued operations is presented below:

December 31, 2004
(in thousands)
Assets:
Current assets	$3,180
Property and equipment, net	608
Goodwill	662
Other assets, net	38

Liabilities:
Current liabilities	1,084
Other non-current liabilities	59

In the Company’s statements of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the years ending December 31, 2003, and 2004 cash flows provided by discontinuing operations were $319,000 and $44,000. In 2005, cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing the Company’s North Carolina operations. The Company does not believe the absence of cash flows from discontinued operations will have a material effect on its future liquidity and capital resource needs.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 4 – CREDIT SERVICES ORGANIZATION

Payday loans are originated by the Company at all of its locations, except for Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheet. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. At December 31, 2005, the consumers had total loans outstanding with the lender of approximately $1.0 million. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company recorded a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005.

Prior to September 2005, the Company had an agreement with a Delaware-chartered state bank with respect to short-term consumer loans made by that bank in the Company’s Texas branches. Under the agreement with the bank, the Company provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which the Company was paid fees by the bank. The total revenue the Company earned for marketing and servicing the bank’s short-term loans during 2005 was $765,000. The agreement with the bank was terminated on September 14, 2005. The outstanding balance of the bank’s advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from the bank as a result of terminating the agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that the Company purchased on September 14, 2005 was approximately $75,000, which is included in the Company’s provision for losses and allowance for loan losses. The Company has provided for the entire loan balance of $75,000 in its allowance for losses as of December 31, 2005.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2004	2005
	(in thousands)
Buildings	$2,146	$2,146
Leasehold improvements	10,018	20,009
Furniture and equipment	10,766	19,761
Vehicles	503	667

	23,433	42,583
Less: Accumulated depreciation and amortization	(6,197)	(10,436)

Total	$17,236	$32,147

Depreciation expense totaled $1.7 million, $2.1 million and $4.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2005, the balance of the deferred rent liability was approximately $877,000, which consisted of $737,000 classified as a non-current liability. As of December 31, 2005, the Company has incurred approximately $4.0 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office.

NOTE 6 – INDEBTEDNESS

As of December 31, 2004 and 2005, the Company did not have any outstanding indebtedness. The Company had approximately $29.9 million in outstanding indebtedness as of December 31, 2003. The indebtedness was comprised of $13.2 million that was used to partially fund the repurchase of $15 million in Company stock during October 2003, $6.3 million under a revolving credit facility and $10.4 million of other indebtedness. In July 2004, the Company received net proceeds of approximately $63.7 million after underwriting discounts and offering expenses from the Public Offering. The Company used approximately $26.1 million of the proceeds to repay all its outstanding indebtedness. In connection with the repayment of indebtedness, the Company terminated its revolving credit facility in July 2004. See Note 16 for discussion of the Company’s new credit facility.

Prior to the Public Offering, the Company had a revolving credit facility with an available amount of $10.0 million, of which $6.3 million was borrowed and outstanding as of December 31, 2003. Interest on the facility was payable monthly at prime plus 1%. The weighted average interest rate paid by the Company was 5.00% during the year ended December 31, 2004. The facility was collateralized by substantially all Company assets and guaranteed by the Company’s principal stockholder.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Current:
Federal	$5,740	$8,173	$4,510
State	1,240	754	430

Total Current	6,980	8,927	4,940

Deferred:
Federal	1,381	1,787	(896)
State	244	76	(132)

Total Deferred	1,625	1,863	(1,028)

Total provision for income taxes	$8,605	$10,790	$3,912

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The sources of deferred income tax liabilities (assets) are summarized as follows:

	December 31,
	2004	2005
	(in thousands)
Deferred tax assets related to:
Allowance for loan losses	$(624)	$(1,724)
Accrued rent		(120)
Accrued vacation		(206)
Other	(109)	(254)

Gross deferred tax assets	(733)	(2,304)

Deferred tax liabilities related to:
Property and equipment	2,252	2,889
Loans receivable, tax value	3,662	3,970
Goodwill	408	575
Prepaid assets	482	421

Gross deferred tax liabilities	6,804	7,855

Net deferred tax liabilities	$6,071	$5,551

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Income tax expense using the statutory federal rate in effect	$7,821	$9,927	$3,582
Tax effect of:
State and local income taxes, net of federal benefit	966	543	194
Other	(182)	320	136

Total provision for income taxes	$8,605	$10,790	$3,912

Effective tax rate	38.5%	38.1%	38.2%
Statutory federal tax rate	35.0%	35.0%	35.0%

Tax Examinations. The Internal Revenue Service is currently in the process of examining the Company’s consolidated federal income tax returns for the years 2003 and 2004. In addition, other taxing authorities are currently examining the years 2000 through 2002. The Company believes it has recorded adequate estimated liabilities for any likely additional taxes. Because most of the asserted tax deficiencies represent temporary differences, subsequent payments of taxes are not expected to require additional charges to income tax expense. Accruals have been made for interest (net of tax benefit) for estimated settlement of the proposed tax assessments. Management believes that final settlement of these matters will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 8 – ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisitions and Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005:

	December 31,
	2004	2005
	(in thousands)
Balance at beginning of year	$5,431	$7,298
Impairment		(662)
Acquisitions	1,867	629

Balance at end of year	$7,298	$7,265

In connection with the Company’s decision to close its branches in North Carolina during the fourth quarter of 2005, the Company reviewed all goodwill associated with its North Carolina operations. The Company determined the estimated fair value of branches in North Carolina was minimal as the Company abandoned the branch locations by terminating its operating leases. As a result, the Company recorded a charge of $662,000 during the third quarter of 2005 to reflect the impairment of goodwill associated with six of the branches in North Carolina that were purchased in 1998. See Note 3 for additional information.

During 2005, the Company acquired 10 branches and certain assets for a total of $906,000, which included net book value of depreciable assets of approximately $80,000 and payday loans receivable of approximately $192,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $634,000. Of this amount, the Company allocated $629,000 to goodwill and $5,000 to an identified intangible asset for a non-compete agreement. The purchase price allocations with respect to acquisitions made in 2005 have been completed and no adjustments to the initial purchase price allocations were necessary. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for 2005.

In November and December of 2004, the Company acquired 29 branches and certain assets for a total of $2.5 million, which included net book value of depreciable assets of approximately $71,000 and payday loans receivable of approximately $579,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this total, the Company allocated $10,000 to an identified intangible asset for a non-compete agreement and the remaining amount was allocated to goodwill. The purchase price allocations with respect to acquisitions made in 2004 have been completed and no adjustments to the initial purchase price allocations were necessary. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for 2004.

With respect to the Company’s continuing operations, the Company completed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2005.

Intangible Assets. Intangible assets include debt financing costs, non-compete agreements and customer lists. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from one to two years. These intangible assets totaled $40,000 and $90,000, at cost, and $19,000 and $53,000, net of accumulated

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

amortization, as of December 31, 2004 and 2005, respectively. During 2004, the Company repaid all indebtedness with proceeds from the Public Offering and as a result, the debt issuance costs were written off. Amortization expense for the years ended December 31, 2003, 2004 and 2005 was $144,000, $240,000 and $16,000, respectively. Future estimated amortization expense for intangible assets is not expected to be material to the Company’s consolidated financial statements.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $97,000, $257,000 and $356,000 during 2003, 2004 and 2005, respectively.

NOTE 10 – STOCK OPTIONS

In June 2004, the Company’s Board of Directors approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan provides for the granting of stock options, stock appreciation rights, performance share awards, restricted stock awards, cash bonus awards and other incentive awards to designated eligible employees and non-employee directors. The aggregate number of shares of common stock of the Company reserved and available for issuance under the 2004 Plan is 3,000,000 shares. During 2004, the Company granted 952,500 options under the 2004 Plan, which consisted of 37,500 options that vested immediately upon grant and 915,000 options that vest equally over four years. The options granted during 2004 expire 10 years from the date of grant. During 2005, the Company granted 55,000 options under the 2004 Plan, which consisted of 50,000 options that vested immediately and 5,000 options that vest equally over four years.

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

During 2002, the Company granted 200,000 options to a non-employee outside of the 1999 Plan at an exercise price of $2.45 per share. These options vest equally over four years, and expire 10 years from the date of grant. See Note 2 for additional information.

As indicated in Note 2, on May 9, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date (out-of-the-money options). This action resulted in the accelerated vesting of options to purchase 964,000 shares of common stock of the Company.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following summary sets forth the activity related to stock options:

	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,807,500	$2.18	1,801,500	$2.18	2,610,000	$7.44
Granted			1,002,500	15.88	55,000	18.68
Exercised			(189,000)	2.00	(375,250)	2.24
Forfeited	(6,000)	2.00	(5,000)	14.00	(3,500)	17.30

Outstanding, end of year	1,801,500	$2.18	2,610,000	$7.44	2,286,250	$8.54

Exercisable, end of year	1,394,000	$2.12	1,441,250	$2.48	2,236,250	$8.68

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Number Exercisable
$2.00	705,750	3.99	705,750
$2.45	531,500	6.02	481,500
$14.00	425,000	8.54	425,000
$16.12	5,000	9.19	5,000
$17.30	569,000	8.96	569,000
$18.94	50,000	9.01	50,000

	2,286,250	6.66	2,236,250

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The following table summarizes the future minimum lease payments as of December 31, 2005. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising.

	Non-Cancelable	Reasonably Assured Renewals	Total
	(in thousands)
2006	$13,090	$257	$13,347
2007	11,305	1,748	13,053
2008	8,355	4,286	12,641
2009	5,795	6,383	12,178
2010	3,229	8,390	11,619
Thereafter	2,043	60,715	62,758

	$43,817	$81,779	$125,596

Rental expense was $5.5 million, $6.5 million and $10.6 million during the years ended December 31, 2003, 2004 and 2005, respectively.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Company branches located in the states of Missouri, California, Arizona, Illinois and New Mexico represented approximately 26%, 15%, 10%, 8% and 6%, respectively, of total revenues for the year ended December 31, 2005. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

In June 2005, the state of Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which is likely to further reduce revenues and gross profit in the Company’s Illinois branches.

In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. On January 23, 2006, the Attorney General purported to adopt the regulations in final form, effective February 15, 2006. The Company believes that the Attorney General does not have the authority to promulgate the purported regulations and that the purported regulations are in direct contravention of laws adopted by the New Mexico legislature. On February 10, 2006, the Company filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District Court in Bernalillo County, New Mexico. In this suit, the Company is seeking temporary and permanent injunctions against the Attorney General enjoining her from taking any actions to enforce the purported regulations and seeking a declaratory judgment that the purported regulations are unenforceable. The New Mexico Attorney General has also issued civil investigative demands to the Company and several other payday lenders in New Mexico seeking information from the Company as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. The Company has filed a lawsuit against the Attorney General contesting the enforceability of the civil investigative demand issued to the Company.

The Attorney General and the parties to the two lawsuits against the Attorney General (including the Company) have agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. New Mexico Governor Richardson has directed the FID to issue new regulations for the industry by mid to late-April. Either the New Mexico Attorney General or the other parties (including the Company) to the cases filed against the New Mexico Attorney General may reactivate either or both cases against the Attorney General upon 15 days notice to the other parties in that case, in which case the matter would be heard in court.

The Company believes that the new regulations to be proposed by the New Mexico FID will be similar to a bill that was supported by the Governor and an industry task force, but which did not pass in the most recent session of the New Mexico legislature. These possible regulations are unlikely to prohibit payday lending in New Mexico (as would the Attorney General’s proposed regulations). The possible regulations will likely, however, include provisions to limit loans and loan rates and include other consumer protections. The Company cannot predict whether the regulations will be proposed as contemplated or will be adopted, if proposed. Although the Company cannot predict the impact of any new regulations on its New Mexico operations, the regulations, if adopted, will likely have an adverse impact on its revenues and earnings in New Mexico.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 – STOCKHOLDERS AGREEMENT

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

As set forth in EITF Topic D-98, the Company recognized the changes in the value of the redeemable stock as they occurred at the end of each reporting period, effectively treating the end of each period as the redemption date. The amount of the increase in the carrying amount of the shares subject to redemption that has been charged to retained earnings is included as a reduction to the income available to common stockholders in the computations of basic and diluted earnings per share. See Note 2 for additional information.

In connection with the adoption of Statement of Financial Accounting Standards No.150 (SFAS 150), on July 1, 2003, the Company recognized a liability, referred to as liability for mandatory stock redemption, for $17.0 million and reduced shares subject to redemption for the same amount. As set forth in SFAS 150, beginning July 1, 2003, the shares considered to be subject to redemption under the Agreement (approximately 4.4 million in 2003 and 3.6 million in 2004) have been excluded from the computations of basic and diluted earnings per share in the weighted average share determination. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share. See Note 2 for additional information.

Effective June 30, 2004, the Company terminated the Agreement with the principals as discussed above. As a result, the $17 million liability for mandatory stock was reclassified to stockholders’ equity pursuant to SFAS 150 and the computations of earnings per share in future periods no longer require the adjustments associated with the liability for mandatory stock redemption.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 15 – SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2005
Total revenues	$33,461	$36,132	$41,389	$41,896	$152,878
Branch gross profit	11,348	9,274	7,130	9,163	36,915
Income from continuing operations before taxes	5,272	2,301	209	2,453	10,235
Income from continuing operations, net of tax	3,250	1,403	78	1,592	6,323
Income (loss) from discontinued operations, net of tax	366	286	(1,054)	(542)	(944)
Net income (loss)	3,616	1,689	(976)	1,050	5,379
Earnings (loss) per share (a):
Basic
Continuing operations	$0.16	$0.07	$—	$0.08	$0.31
Discontinued operations	0.02	0.01	(0.05)	(0.03)	(0.05)

Net income	$0.18	$0.08	$(0.05)	$0.05	$0.26
Diluted
Continuing operations	$0.15	$0.07	$—	$0.07	$0.29
Discontinued operations	0.02	0.01	(0.05)	(0.02)	(0.04)

Net income	$0.17	$0.08	$(0.05)	$0.05	$0.25

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2004
Total revenues	$26,585	$27,269	$30,407	$33,949	$118,210
Branch gross profit	12,261	10,537	11,165	11,935	45,898
Income from continuing operations before taxes	8,323	6,151	6,801	7,052	28,327
Income from continuing operations, net of tax	4,957	3,622	4,284	4,674	17,537
Income from discontinued operations, net of tax	294	172	226	250	942
Net income	5,251	3,794	4,510	4,924	18,479
Earnings per share (a):
Basic
Continuing operations	$0.32	$0.24	$0.22	$0.23	$0.98
Discontinued operations	0.02	0.01	0.01	0.01	0.05

Net income	$0.34	$0.25	$0.23	$0.24	$1.03
Diluted
Continuing operations	$0.30	$0.21	$0.21	$0.22	$0.91
Discontinued operations	0.02	0.01	0.01	0.01	0.05

Net income	$0.32	$0.22	$0.22	$0.23	$0.96

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for 2004, as a result of issuances and repurchases of common stock.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 16 – SUBSEQUENT EVENTS

Credit Facility. On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009.

Equity Compensation Grants. In January 2006, the Company granted 667,500 options to certain employees and directors under the 2004 Plan. The options consisted of 627,500 options that vest equally over four years and 40,000 options that vested immediately upon grant. All options expire 10 years from the date of grant. The Company estimates that the fair value of these option grants (using the Black-Scholes option valuation model) is approximately $3.8 million. In addition, the Company granted 65,325 restricted shares to various employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $782,000. The Company is adopting the provisions of SFAS 123R during the first quarter of 2006 as discussed in Note 2. As a result, the Company expects the issuance of these stock options and restricted stock will result in an increase in compensation expense of approximately $1.3 million for the year ended December 31, 2006.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement Among QC Holdings, Inc., Don Early, Gregory L. Smith and the other stockholders of QC Holdings Inc. named therein. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Stock Option Agreement with Robert L. Albin dated September 1, 2002. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.6	Form of Indemnification Agreement between QC Holdings Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.7	Form of Incentive Stock Option Agreement. *

10.8	Form of Non-Qualified Stock Option Agreement (Director). *

10.9	Form of Non-Qualified Stock Option Agreement (Employee). *

10.10	Credit Agreement dated as of January 19, 2006, among QC Holdings, Inc., U.S. Bank National Association and the Banks that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.11	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

Exhibit No.	Description of Document
10.12	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.