Form 10-Q
period 2006-03-31
QC Holdings, Inc.
filed 2006-05-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of April 30, 2006:

Common Stock $0.01 per share par value – 20,297,600 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2006

QC HOLDINGS, INC.

FORM 10-Q

March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year 2006.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2005	March 31, 2006
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$31,640	$43,377
Loans receivable, less allowance for losses of $1,705 at December 31, 2005 and $1,049 at March 31, 2006	52,778	41,133
Prepaid expenses and other current assets	2,945	3,133

Total current assets	87,363	87,643

Property and equipment, net	32,147	32,626

Goodwill	7,265	7,265
Other assets, net	1,364	1,646

Total assets	$128,139	$129,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$644	$380
Accrued expenses and other liabilities	3,033	2,512
Accrued compensation and benefits	3,237	3,705
Deferred revenue	4,121	3,219
Income taxes payable		3,419
Deferred income taxes	2,384	95

Total current liabilities	13,419	13,330

Deferred income taxes	3,167	3,095
Other non-current liabilities	737	703

Total liabilities	17,323	17,128

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 20,432,850 outstanding at December 31, 2005; 20,700,250 shares issued and 20,386,100 outstanding at March 31, 2006	207	207
Additional paid-in capital	71,687	71,087
Retained earnings	42,050	44,543
Treasury stock, at cost	(3,128)	(3,785)

Total stockholders’ equity	110,816	112,052

Total liabilities and stockholders’ equity	$128,139	$129,180

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues
Payday loan and credit service fees	$29,844	$34,390
Other	3,617	4,042

Total revenues	33,461	38,432

Branch expenses
Salaries and benefits	8,098	10,712
Provision for losses	6,727	5,243
Occupancy	4,114	5,338
Depreciation and amortization	457	1,261
Other	2,717	3,544

Total branch expenses	22,113	26,098

Branch gross profit	11,348	12,334

Regional expenses	2,176	3,073
Corporate expenses	3,775	4,875
Depreciation and amortization	142	306
Interest income, net	(166)	(95)
Other expense, net	149	48

Income from continuing operations before income taxes	5,272	4,127
Provision for income taxes	2,022	1,634

Income from continuing operations	3,250	2,493
Income from discontinued operations, net of income tax	366

Net income	$3,616	$2,493

Weighted average number of common shares outstanding:
Basic	20,499	20,479
Diluted	21,560	21,302
Earnings per share:
Basic
Continuing operations	$0.16	$0.12
Discontinued operations	0.02

Net income	$0.18	$0.12

Diluted
Continuing operations	$0.15	$0.12
Discontinued operations	0.02

Net income	$0.17	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities
Net income	$3,616	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	1,567
Provision for losses	6,823	5,243
Deferred income taxes	(348)	(709)
Loss on disposal of property and equipment	150	48
Other, net	25	24
Stock option income tax benefits	1,758
Stock-based compensation		500
Excess tax benefits from stock-based payment arrangements	(108)
Changes in operating assets and liabilities:
Loans receivable, net	1,641	6,402
Prepaid expenses and other assets	(747)	(378)
Other assets	73	34
Accounts payable	528	(264)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(818)	(989)
Income taxes	739	2,065

Net operating	14,061	15,928

Cash flows from investing activities
Proceeds from sales of investments	8,200
Purchases of investments	(2,000)
Purchase of property and equipment	(5,468)	(2,109)
Proceeds from sale of property and equipment	26	37
Acquisition costs, net	(211)

Net investing	547	(2,072)

Cash flows from financing activities
Repurchase of common stock		(2,152)
Exercise of stock options	739	263
Excess tax benefits from stock-based payment arrangements	108
Debt issue costs		(338)

Net financing	739	(2,119)

Cash and cash equivalents
Net increase	15,347	11,737
At beginning of year	16,526	31,640

At end of period	$31,873	$43,377

Supplementary schedule of cash flow information

Cash paid during the period for income taxes	$136	$279

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, December 31, 2004	20,371,000	$204	$69,417	$36,671	$—	$106,292
Net income and comprehensive income				5,379		5,379
Common stock repurchases	(313,400)				(3,664)	(3,664)
Stock option exercises	375,250	3	303		536	842
Tax impact of stock-based compensation			1,867			1,867
Other, net			100			100

Balance, December 31, 2005	20,432,850	207	71,687	42,050	(3,128)	110,816
Net income and comprehensive income				2,493		2,493
Common stock repurchases	(174,000)				(2,152)	(2,152)
Stock-based compensation expense			500			500
Stock option exercises	127,250		(1,232)		1,495	263
Tax impact of stock-based compensation			108			108
Other, net			24			24

Balance March 31, 2006 (Unaudited)	20,386,100	$207	$71,087	$44,543	$(3,785)	$112,052

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2005 and March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

Business. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 22-year history. Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2006, the Company operated 549 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

In February 2005, the Company entered into a marketing and servicing agreement with another Delaware chartered-state bank with respect to short-term consumer loans to be made by that bank in Texas. On September 14, 2005, the Company ceased serving as a marketing and servicing provider for new loans made by the bank. On that same day, the Company, through QC Financial Services of Texas, Inc., began operating as a credit services organization (CSO) in its 18 Texas branches. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. See additional information in Note 6.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2005 and March 31, 2006.

Investments. From time to time, the Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. Because the legal maturity of the auction rate securities is greater than one year, the securities are classified as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities and classified as available-for-sale pursuant to SFAS 115. As of December 31, 2005 and March 31, 2006, the Company did not have any investments in auction rate securities.

Revenue recognition. The Company records revenue from loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan. With respect to the Company’s CSO services in Texas, the Company earns a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Check cashing fees	$2,072	$2,358
Loan fees on title loans	1,071	1,092
Other fees	474	592

Total	$3,617	$4,042

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2005	2006
Average loan to customer (principal plus fee)	$356.00	$360.06
Average fee received by the Company	$53.26	$52.84
Average term of the loan (days)	15	16

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Allowance for loan losses
Balance, beginning of period	$1,520	$1,705
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	(200)	(656)

Balance, end of period	$1,320	$1,049

Provision for losses
Charged-off to expense	$15,298	$16,780
Recoveries	(8,424)	(10,822)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	(147)	(715)

Total provision for losses	$6,727	$5,243

(a)	Amounts differ in 2005 due to the exclusion of the North Carolina operations (see Note 3) in the provision for losses table and differ in 2006 due to the inclusion of changes in the credit services organization liability (see Note 6) in the provision for losses table.

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2006
Income available to common stockholders:
Income from continuing operations	$3,250	$2,493
Discontinued operations, net of income tax	366

Net income	$3,616	$2,493

Weighted average shares outstanding:
Weighted average basic common shares outstanding	20,499	20,479
Dilutive effect of stock options and unvested restricted stock	1,061	823

Weighted average diluted common shares outstanding	21,560	21,302

Basic earnings per share:
Continuing operations	$0.16	$0.12
Discontinued operations	0.02

Net income	$0.18	$0.12

Diluted earnings per share:
Continuing operations	$0.15	$0.12
Discontinued operations	0.02

Net income	$0.17	$0.12

Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payments effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements, compensation cost relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. See additional information in Note 8.

Note 3 – Discontinued Operations

In October and November of 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, payday loans were offered by a third-party financial institution, through the Company’s North Carolina branches. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank.

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

Summarized financial information for discontinued operations during the three months ended March 31, 2005 is presented below (in thousands):

Three Months Ended March 31, 2005
Total revenues	$1,650
Provision for losses	96
Other branch expenses	811

Total branch expenses	907

Branch gross profit	743
Other, net	139

Income before income taxes	604
Provision for income taxes	238

Income from discontinued operations	$366

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Buildings	$2,146	$2,146
Leasehold improvements	20,009	20,938
Furniture and equipment	19,761	20,547
Vehicles	667	764

	42,583	44,395
Less: Accumulated depreciation and amortization	(10,436)	(11,769)

Total	$32,147	$32,626

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2005, the balance of the deferred rent liability was approximately $877,000, which consisted of $737,000 classified as a non-current liability. As of March 31, 2006, the balance of the deferred rent liability was approximately $842,000, which consisted of $703,000 classified as a non-current liability. As of March 31, 2006, the Company has incurred approximately $4.3 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office, of which $331,000 was incurred during 2006.

Note 5 – Acquisitions and Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2005	March 31, 2006
Balance at beginning of period	$7,298	$7,265
Impairment	(662)
Acquisitions	629

Balance at end of period	$7,265	$7,265

In connection with the Company’s decision to close its branches in North Carolina during the fourth quarter of 2005, the Company reviewed all goodwill associated with its North Carolina operations. The Company determined the estimated fair value of branches in North Carolina was minimal as the Company abandoned the branch locations by terminating all operating leases. As a result, the Company recorded a charge of $662,000 during the third quarter of 2005 to reflect the impairment of goodwill associated with six of the branches in North Carolina that were purchased in 1998.

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

Note 6 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2005 and March 31, 2006, the consumers had total loans outstanding with the lender of approximately $1.0 million and $841,000, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company recorded a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005 and $51,000 at March 31, 2006.

Prior to September 2005, the Company had an agreement with a Delaware-chartered state bank with respect to short-term consumer loans made by that bank in the Company’s Texas branches. Under the agreement with the bank, the Company provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which the Company was paid fees by the bank. The total revenue the Company earned for marketing and servicing the bank’s short-term loans during 2005 was $765,000. The agreement with the bank was terminated on September 14, 2005. The outstanding balance of the bank’s advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from the bank as a result of terminating the agreement with the bank. As of December 31, 2005 and March 31, 2006, the outstanding balance of the bank’s advances and fees that the Company purchased on September 14, 2005 was approximately $75,000 and $29,000, respectively. The Company has provided for the entire loan balances of $75,000 and $29,000 in its allowance for loan losses as of December 31, 2005 and March 31, 2006, respectively.

Note 7 – Credit Facility

On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. No amounts were borrowed on the credit facility during the first quarter of 2006.

Note 8 – Stock-Based Compensation

As of March 31, 2006, the Company’s stock-based compensation plans include the 1999 Stock Option Plan, the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a current officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was 3.0 million shares. As of March 31, 2006, there are 1.3 million securities remaining available for future issuance under the 2004 Equity Incentive Plan that may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock.

In accordance with the Company’s stock-based compensation plans, the exercise price of a stock option is equal to the market price of the stock on the date of the grant. Generally, options granted will expire 10 years from the date of grant.

Restricted stock awards are valued on the date of grant, have no purchase price and vest over four years in 25% increments on the first, second, third and fourth anniversaries of the grant date. Under the 2004 Plan, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholder’s rights during the term of restriction, including voting rights and the right to receive cash dividends.

The Company adopted the provisions of SFAS 123R effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements compensation costs relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. The Company’s net income for the three months ended March 31, 2006 includes $265,000 of employee compensation costs, $235,000 of non-employee director compensation costs and $108,000 of income tax benefits, all associated with the Company’s stock-based compensation arrangements.

Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations, to measure employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under this method, compensation expense was measured as the difference between the current value of the shares involved and the price the employee is required to pay on grant date, if any. Compensation expense is generally measured on the date the awards are granted and recognized over the vesting period, which approximates the anticipated service period.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash inflows with a corresponding reduction of operating cash flows. The excess tax benefit of $108,000 recorded for the three months ended March 31, 2006, classified as a financing tax inflow, would have been classified as an operating cash flow prior to the Company’s adoption of SFAS 123R.

The Company’s reported net income for the three months ended March 31, 2005 does not include any stock-based employee compensation expense because all stock options granted under the Company’s equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $896,000 for the three months ended March 31, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income as reported	$3,616
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	(624)

Pro forma income available to common stockholders	$2,992

Basic earnings per share:
As reported	$0.18
Pro forma	$0.15

Diluted earnings per share:
As reported	$0.17
Pro forma	$0.14

(a)	The pro forma computations assume that the Company does not receive a tax benefit upon exercise of any incentive stock options granted to its employees.

The weighted-average fair value of each stock option included in the preceding pro forma amounts are estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized.

	2005
Dividend yield	0.00%
Risk-free interest rate	3.38% to 4.50%
Expected volatility	0.00% to 60.94	% (a)
Expected life (in years)	6.00

(a)	Expected volatility of 0.00% was for options granted prior to the initial public offering.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $24,000 for each of the three months ended March 31, 2005 and 2006, respectively, related to these non-employee option grants in the consolidated financial statements.

Pursuant to SFAS 123R, the Company elected to use the modified prospective application method, which requires public companies to (1) record compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) record compensation cost for any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R. As of January 1, 2006, the Company did not have any unvested equity awards outstanding other than the options granted to a former consultant, as discussed above.

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

The Company accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise have been required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. The Company did not accelerate the vesting requirements for unvested options granted to employees with an exercise price that was less than the market price on May 9, 2005, however, these options were scheduled to vest prior to the adoption of SFAS 123R. As a result, all employee options outstanding as of January 1, 2006 had vested prior to the adoption of SFAS 123R. In the second quarter of 2005, the company reflected a $6.2 million pre-tax charge in its pro forma earnings disclosures to reflect the acceleration of vesting.

Stock option grants. In January 2006, the Company granted 667,500 stock options to certain employees and non-employee directors under the 2004 Equity Incentive Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 40,000 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.8 million. The fair value of the options is determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company did not pay dividends and has no current plans to do so in the future. Due to the short-term nature of the Company’s public history, the expected volatility used by the Company is computed based on the average implied market price volatility of similar entities in the Company’s industry that are publicly traded. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computes the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of March 31, 2006, there was $3.3 million of total unrecognized compensation costs related to stock options. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

A summary of nonvested stock option activity and related information for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006 (a)	50,000	$1.99
Granted	667,500	5.98
Vested	(40,000)	5.87
Forfeited

Nonvested balance, March 31, 2006	677,500	$5.69

(a)	Represent options granted to a former consultant in 2002, as discussed above.

A summary of all stock option activity under the equity compensation plans for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2006	2,286,250	$8.54
Granted	667,500	11.91
Exercised	(127,250)	2.07
Forfeited	(13,500)	14.86

Balance, March 31, 2006	2,813,000	$9.60	7.32	$12,052

Exercisable, March 31, 2006	2,135,500	$9.09	6.61	$11,098

Restricted stock grants. In January 2006, the Company granted 62,825 shares of restricted stock to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000. For the three months ended March 31, 2006, the Company recognized $42,300 in stock-based compensation related to the restricted stock grants. As of March 31, 2006, there was $635,000 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006	—	$—
Granted	62,825	11.90
Vested
Forfeited	(2,625)	11.92

Nonvested balance, March 31, 2006	60,200	$11.90

Note 9 – Commitments and Contingencies

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violation of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, the Company’s services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. This case is in the preliminary stages.

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, have appealed that ruling. The judge handling the lawsuit against the Company in North Carolina is the same judge who issued these three orders in December. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that appeal. There can be no assurance that the Company will receive a similar ruling in its case.

Arizona. An Arizona customer filed a case against the Company in Superior Court of Pima County, Arizona, alleging that a loan to that customer violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law and seeking class. The Company has filed a motion to remove this matter to federal court, and the Company will seek a stay of any proceedings and a dismissal of any motions for class certifications in accordance with the mandatory arbitration provisions in the consumer loan contracts signed by the plaintiff in this matter.

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

The Attorney General and the parties to the two lawsuits against the Attorney General (including the Company) have agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. The New Mexico Governor has directed the FID to issue new regulations for the industry. Either the New Mexico Attorney General or the other parties (including the Company) to the cases filed against the New Mexico Attorney General may reactivate either or both cases against the Attorney General upon 15 days notice to the other parties in that case, in which case the matter would be heard in court.

The Company believes that the new regulations to be proposed by the FID will be similar to a bill that was supported by the Governor and an industry task force, but which did not pass in the most recent session of the New Mexico legislature. These possible regulations are unlikely to prohibit payday lending in New Mexico (as would the Attorney General’s proposed regulations). The possible regulations will likely, however, include provisions to limit loans and loan rates and include other consumer protections. The Company cannot predict whether the regulations will be proposed as contemplated or will be adopted, if proposed. Although the Company cannot predict the impact of any new regulations on its New Mexico operations, the regulations, if adopted, will likely have an adverse impact on the Company’s revenues and earnings in New Mexico.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

Note 10 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects both the products and services provided by the Company, particularly payday loans. As of March 31, 2006, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, Kansas and Washington represented approximately 28%, 14%, 10%, 7% and 5%, respectively, of total revenues for the three months ended March 31, 2006. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit branches, (4) negative media reports and public perception of the payday loan industry and the impact on state legislatures and federal and state regulators, (5) changes in our key management personnel, (6) integration risks and costs associated with acquisitions, and (7) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and the related notes thereto and is qualified by reference thereto.

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, money transfers and money orders. We operated 549 branches in 25 states at March 31, 2006. In all but one of these states, Texas, the Company funds its payday loans directly to the customer and receives a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of its subsidiaries, the Company operates as a credit services organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open. We consider changes in comparable branch metrics, including improvements in these metrics, a strong indicator of operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the three months ended March 31, 2006 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to approximately 23,000 payday loan branches. We believe our industry is highly fragmented as 10 companies operate approximately 9,000 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We are actively identifying possible branch locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. Since December 31, 1998, we have grown from 48 branches to 549 branches as of March 31, 2006. The following table sets forth our growth through de novo branch openings and branch acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	2005	March 31, 2006
De novo branches opened during period	5	8	22	55	45	54	174	18
Acquired branches during period	69	50	12	6		29	10
Branches closed during period		4	6	7	9	6	23	1

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. To the extent that states enact legislation that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been, and in the future could be, adversely affected. We actively monitor and evaluate regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which the Company adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under APB 25 and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, for all share-based payments granted subsequent to December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

In January 2006, the Company granted 667,500 options to certain employees and directors under the 2004 Equity Incentive Plan. The options consisted of 627,500 options that vest equally over four years and 40,000 options that vested immediately upon grant. The Company estimated that the fair value of these option grants (using the Black-Scholes option valuation model) was approximately $3.8 million. With respect to the 40,000 options that vested immediately, the Company recorded $235,000 in expense for non-employee director stock-based compensation during the three months ended March 31, 2006. All options expire 10 years from the date of grant. In addition, the Company granted 62,825 restricted shares to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000. The Company adopted the provisions of SFAS 123R effective January 1, 2006. The Company’s net income for the three months ended March 31, 2006 includes $265,000 of employee compensation costs, $235,000 for non-employee director compensation related to stock-based awards and $108,000 of income tax benefits associated with the Company’s stock-based compensation arrangements. As of March 31, 2006, there was $3.3 million of total unrecognized compensation costs related to stock options and $635,000 of total unrecognized compensation costs related to the restricted stock grants. We expect that these costs will be amortized over a weighted average period of 3.75 years. See the Notes to the Unaudited Consolidated Financial Statements, Note 8 “Stock-Based Compensation” for additional information.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of SFAS 123R, we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation. As noted above, we account for share-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the four year vesting period. Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

The following table sets forth our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Revenues
Payday loan and credit service fees	$29,844	$34,390	89.2%	89.5%
Other	3,617	4,042	10.8%	10.5%

Total revenues	33,461	38,432	100.0%	100.0%

Branch expenses
Salaries and benefits	8,098	10,712	24.2%	27.9%
Provision for losses	6,727	5,243	20.1%	13.6%
Occupancy	4,114	5,338	12.3%	13.9%
Depreciation and amortization	457	1,261	1.4%	3.3%
Other	2,717	3,544	8.1%	9.2%

Total branch expenses	22,113	26,098	66.1%	67.9%

Branch gross profit	11,348	12,334	33.9%	32.1%
Regional expenses	2,176	3,073	6.5%	8.0%
Corporate expenses	3,775	4,875	11.3%	12.7%
Depreciation and amortization	142	306	0.4%	0.8%
Interest income, net	(166)	(95)	(0.5)%	(0.2)%
Other, net	149	48	0.5%	0.1%

Income from continuing operations before income taxes	5,272	4,127	15.7%	10.7%
Provision for income taxes	2,022	1,634	6.0%	4.2%

Income from continuing operations	3,250	2,493	9.7%	6.5%
Income from discontinued operations, net of income tax	366		1.1%

Net income	$3,616	$2,493	10.8%	6.5%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Other Information:
Loan volume (in thousands)	$205,932	$231,698
Average revenue per branch	89,949	71,039

Average loan size (principal plus fee)	$356.00	$360.06
Average fees per loan	53.26	52.84

Branch Information:
Number of branches, beginning of period	371	532
De novo branches opened	41	18
Acquired branches	3
Branches closed	(1)	(1)

Number of branches, end of period	414	549

Average number of branches open during period (excluding North Carolina)	372	541

	Three Months Ended March 31,
	2005	2006
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$33,181	$32,422
Total number of comparable branches	347	347
Average revenue per comparable branch	$95,622	$93,435

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since December 31, 2004.

Income from continuing operations. For the three months ended March 31, 2006, income from continuing operations was $2.5 million compared to $3.3 million for the same period in 2005. The decline in income from continuing operations of $800,000 was primarily attributable to higher costs to accommodate the large number of newer branches as those branches build their customer bases and revenues. A discussion of the various components of income from continuing operations follows.

Revenues. For the three months ended March 31, 2006, revenues were $38.4 million, a 14.6% increase from $33.5 million during the three months ended March 31, 2005. This revenue growth was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $231.7 million through payday loans during first quarter 2006, which was an increase of 12.5% over the $205.9 million during first quarter 2005. The average loan (including fee) totaled $360.06 versus $356.00 during first quarter 2005. Average fees received from customers per loan declined from $53.26 in first quarter 2005 to $52.84 in first quarter 2006 due to a decline in the fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size.

We anticipate that our fee rate will continue a slight decline in 2006 as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation or regulation. For example, Illinois adopted legislation (effective December 2005) that reduces the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and the first quarter of 2006. Revenues from our Illinois branches declined from $2.9 million in the first quarter of 2005 to $908,000 in the first quarter 2006 as a result of the change in Illinois legislation. As another example, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks from the previous fee that declined from $15.00 for the first $100.00 borrowed to less than $10.00 for each incremental $100.00 borrowed. During the first nine months subsequent to this change in the Kansas law, our average loan size in Kansas increased to $359.04 compared to an average loan size of $171.82 for the same period in the prior year. As a result, payday loan volumes in Kansas during the first quarter 2006 were 283% higher than comparable first quarter 2005. The growth of volumes in Kansas, at $15.00 per $100.00, had the effect of reducing the blended fee rate of the Company during first quarter 2006.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2006 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Comparable branches	$33,181	$32,422
Branches opened in 2005	144	5,876
Branches opened in 2006		66
Other	136	68

Total	$33,461	$38,432

Revenues for comparable branches (branches open at least 15 months as of March 31, 2006) decreased 2.4%, or $800,000, to $32.4 million during the three months ended March 31, 2006. This decrease is attributable to the negative effects of the new Illinois payday loan legislation as discussed above, partially offset by the positive effects of the new Kansas legislation. We had expected a revenue decline of approximately $1.5 million from Illinois due to the reduced fee and the restrictions that were placed on the customer’s ability to borrow. The actual decline, however, was $500,000 greater than was expected due to the alternative product offerings by competitors that were designed to circumvent the new legislation. Accordingly, our branches operated at a competitive disadvantage during this key transition phase in Illinois. Revenues in first quarter 2006 included approximately $5.9 million from the 184 branches added during 2005.

Revenues from check cashing, title loans and other sources totaled $4.0 million during first quarter 2006, up slightly from the $3.6 million in the comparable prior year quarter. The revenue increase reflects a greater number of branches providing check cashing and associated increases in check cashing and title loan volumes. Check cashing and title loan revenues represented 6.1% and 2.8% of total revenues, respectively, for the three months ended March 31, 2006 versus 6.2% and 3.2%, respectively, for the three months ended March 31, 2005.

Branch Expenses. Total branch expenses increased $4.0 million, or 18.1%, from $22.1 million during first quarter 2005 to $26.1 million in first quarter 2006. Branch-level salaries and benefits increased by $2.6 million for the three months ended March 31, 2006 compared to the same period in the prior year primarily as a result of a 26% increase in field personnel associated with our new branches.

The provision for losses declined from $6.7 million in first quarter 2005 to $5.2 million during first quarter 2006. Comparable branches totaled $3.8 million in loan losses during the first quarter 2006, while branches opened during 2005 and 2006 reported approximately $1.4 million in loan losses. Our loss ratio was 13.6% in the first quarter 2006 versus 20.1% in the first quarter 2005. In our comparable branches, the loss ratio was 11.7% during the first quarter 2006. The favorable loss experience reflects the benefits of our focus on reducing losses through loan origination-based verification procedures and through higher quality and quantity of collection calls. As a result, our collections as a percentage of charge-offs improved to 64% during the first quarter 2006 versus 55% in prior year’s first quarter.

The Illinois law change and related challenges not only negatively affected revenues, but also resulted in higher loan losses in the state. We expected loan losses at our Illinois branches to be similar to prior year’s first quarter, despite the significant expected revenue decline. Actual loan losses for the Illinois branches, however, were $250,000 higher than prior year’s first quarter, compounding the negative effects of the new regulatory and operating environment.

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

Occupancy costs as a percentage of revenues increased from 12.3% to 13.9% in first quarter 2006, which reflects the high number of branches at early stages in the branch lifecycle. Depreciation and amortization increased by $804,000 as a result of depreciation associated with capital expenditures for de novo branches added in 2005.

Branch Gross Profit. Branch gross profit increased by $1.0 million, or 8.8%, from $11.3 million in first quarter 2005 to $12.3 million in first quarter 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, declined from 33.9% to 32.1%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Comparable branches	$12,478	$14,279
Branches opened in 2005	(1,054)	(1,307)
Branches opened in 2006		(391)
Other	(76)	(247)

Total	$11,348	$12,334

Comparable branches during first quarter 2006 reported a gross margin of 44.0% versus 37.6% in the first quarter 2005, with the improvements resulting from stronger results in the majority of states and the favorable change in Kansas being partially offset by reduced gross profit due to the challenges in Illinois as discussed above. The 184 branches added during 2005 reported a gross loss of $1.3 million.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.0 million during the three months ended March 31, 2006, to $8.0 million from $6.0 million in first quarter 2005. The higher level of expenses in first quarter 2006 is attributable to equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R), salaries associated with a 32% increase in home office and regional personnel quarter-to-quarter and rent expense for the Company’s corporate office.

Income Tax Provision. The effective income tax rate during first quarter 2006, increased to 39.6% from 38.4% in prior year’s first quarter due certain permanent tax difference items.

Discontinued Operations. In October and November 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, payday loans were offered by a third-party financial institution, through the Company’s North Carolina branches. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank.

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

Summarized financial information for discontinued operations during the three months ended March 31, 2005 is presented below (in thousands):

Three Months Ended March 31, 2005
Total revenues	$1,650
Provision for losses	96
Other branch expenses	811

Total branch expenses	907

Branch gross profit	743
Other, net	139

Income before income taxes	604
Provision for income taxes	238

Income from discontinued operations	$366

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Cash flows provided by (used for):
Operating activities	$14,061	$15,928
Investing activities	547	(2,072)
Financing activities	739	(2,119)

Net increase in cash and cash equivalents	15,347	11,737

Cash and cash equivalents, beginning of year	16,526	31,640

Cash and cash equivalents, end of period	$31,873	$43,377

Cash Flow Discussion. Net cash provided by operating activities for the three months ended March 31, 2006 was $15.9 million, approximately $1.8 million higher than the $14.1 million in comparable 2005. This increase is primarily attributable to a larger decline in loans receivable during first quarter 2006 of $11.6 million compared to a decline of $8.4 million during the first quarter 2005, partially offset by higher tax benefits in the first quarter of 2005 associated with the exercise of stock options and higher net income in the first quarter of 2005.

Net cash used by investing activities for the three months ended March 31, 2006 was $2.1 million for capital expenditures. The capital expenditures included $682,000 to open 18 de novo branches in 2006, $733,000 for renovations to existing and acquired branches, $331,000 for tenant improvements, furnishings and technology for the new corporate office space and $363,000 for branches not yet open as of March 31, 2006 and other expenditures. Net investing cash inflows for the three months ended March 31, 2005 were $547,000, which consisted of $8.2 million in proceeds from the sales of investments offset by the purchase of investments of $2.0 million and capital expenditures of $5.5 million.

Cash used for financing activities for the three months ended March 31, 2006 was $2.1 million, which primarily consisted of the repurchase of 174,000 shares of our common stock for $2.2 million. In the first quarter of 2005, the Company received $739,000 in proceeds from the exercise of stock options by employees.

Liquidity and Capital Resource Discussion. In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from our initial public offering. The remaining portion of the proceeds from the offering is being used to pursue growth and to fund working capital needs. We believe that cash flows from operations and the remaining net proceeds from the public offering will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new branch expansion, and to complete acquisitions.

Credit Facility. On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. The credit facility improves our flexibility with respect to executing our growth strategy. We have not borrowed under this credit facility since it was established.

As part of our growth strategy, we intend to open de novo branches and pursue acquisitions in existing and new markets. During 2004 and 2005, we were able to achieve de novo unit branch growth of 18.4% and 46.9%, respectively. In addition, we acquired 29 branches and 10 branches in 2004 and 2005, respectively. During the first three months of 2006, we opened 18 branches. We expect to open between 50 to 75 additional branches in 2006. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2005, we opened 174 de novo branches. The average cost of capital expenditures for these new branches was approximately $68,000 per branch. For de novo branches opened during 2003 and 2004, loans receivable balances averaged approximately $80,000 at the end of the first year of operations. For branches opened in 2002 and 2003, loans receivable balances averaged approximately $131,000 at the end of the second year. With respect to losses, a first-year branch will incur a higher loss rate than older branches because the new branch is establishing itself in the community and collecting information about the customer base. For example, for de novo branches opened during 2003 and 2004, branch loss ratios averaged approximately 37.7% after the first twelve months of operations.

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

Common Stock Repurchase Program. In December 2005, our board of directors extended our common stock repurchase program, originally announced on May 12, 2005, through December 31, 2006. The program would have otherwise expired on December 31, 2005. Under the repurchase program, we are authorized to spend up to $10 million to repurchase our common stock in open market and negotiated transactions. As of March 31, 2006, we have repurchased 487,400 shares at a total cost of $5.8 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, Kansas and Washington represented approximately 28%, 14%, 10%, 7% and 5%, respectively, of total revenues for the three months ended March 31, 2006. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

As discussed above, legislative and regulatory changes, or the prospect of regulatory changes, in Illinois and New Mexico have adversely affected our revenues and earnings in those states in the first quarter 2006. Those two states accounted for 8% and 6%, respectively, of our total revenues for the year ended December 31, 2005. For example, branch earnings from our Illinois stores in first quarter 2006 were approximately $2.1 million lower than first quarter 2005. We expect gross profit from our Illinois branches will be approximately $4.5 million to $6.0 million less during the remainder of 2006 compared to the same period in the prior year. See the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Commitments and Contingencies” for additional information.

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

Off-Balance Sheet Arrangements

In February 2005, we entered into a marketing and servicing agreement with a Delaware chartered-state bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with the bank and began operating through a new subsidiary as a CSO in our 18 Texas branches. Under the agreement with the bank, we provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which we were paid fees by the bank. The total revenue we earned for marketing and servicing the bank’s short-term loans during the year ended December 31, 2005 was approximately $765,000. The outstanding balance of the bank’s advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from the bank as a result of terminating our agreement with the bank. As of December 31, 2005 and March 31, 2006, the outstanding balance of the bank’s advances and fees that we purchased on September 14, 2005 was approximately $75,000 and $29,000, respectively. We have provided for the entire loan balances in our allowance for loan losses as of December 31, 2005 and March 31, 2006, respectively.

As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2005 and March 31, 2006, consumers had total loans outstanding with the lender of approximately $1.0 million and $841,000, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities as of December 31, 2005 and March 31, 2006 was approximately $110,000 and $51,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

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

Our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Use of Proceeds. On July 21, 2004, we closed the sale of 5,000,000 shares of our common stock at a price of $14.00 per share in a firm commitment underwritten initial public offering. Through March 31, 2006, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our then outstanding indebtedness; (4) $24.8 million for capital expenditures and the funding of payday loan growth for 235 de novo branches opened since the offering; and (5) $3.4 million for the acquisition of 39 branches since the offering. The balance of approximately $9.4 million is available to us for general corporate purposes and is held in cash and cash equivalents.

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	31,300	$11.94	344,700	$5,962,384
February 1 – February 28	40,900	12.51	385,600	5,450,898
March 1 – March 31	101,800	12.45	487,400	4,183,853

Total	174,000	$12.37	487,400	$4,183,853

In December 2005, our board of directors extended our common stock repurchase program, originally announced on May 12, 2005, through December 31, 2006. The program would have otherwise expired on December 31, 2005. Under the repurchase program, we are authorized to spend up to $10 million to repurchase our common stock in open market transactions and negotiated transactions. As of March 31, 2006, we have repurchased 487,400 shares at a total cost of $5.8 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2006.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)