Form 10-Q
period 2006-06-30
QC Holdings, Inc.
filed 2006-08-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2006:

Common Stock $0.01 per share par value – 20,219,800 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2006

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2006
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$31,640	$30,068
Loans receivable, less allowance for losses of $1,705 at December 31, 2005 and $1,780 at June 30, 2006	52,778	49,690
Prepaid expenses and other current assets	2,945	3,928

Total current assets	87,363	83,686
Property and equipment, net	32,147	32,608
Goodwill	7,265	7,265
Other assets, net	1,364	1,618

Total assets	$128,139	$125,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$644	$350
Accrued expenses and other liabilities	3,033	3,965
Accrued compensation and benefits	3,237	3,594
Deferred revenue	4,121	3,863
Deferred income taxes	2,384	501

Total current liabilities	13,419	12,273
Deferred income taxes	3,167	2,825
Other non-current liabilities	737	668

Total liabilities	17,323	15,766

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 20,432,850 outstanding at December 31, 2005; 20,700,250 shares issued and 20,219,800 outstanding at June 30, 2006	207	207
Additional paid-in capital	71,687	70,614
Retained earnings	42,050	44,839
Treasury stock, at cost	(3,128)	(6,249)

Total stockholders’ equity	110,816	109,411

Total liabilities and stockholders’ equity	$128,139	$125,177

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues
Loan and credit service fees	$33,246	$36,625	$63,090	$71,015
Other	2,886	3,142	6,503	7,184

Total revenues	36,132	39,767	69,593	78,199

Branch expenses
Salaries and benefits	8,841	10,856	16,939	21,568
Provision for losses	10,152	9,380	16,879	14,623
Occupancy	4,280	5,289	8,394	10,627
Depreciation and amortization	622	1,230	1,079	2,491
Other	2,963	3,849	5,680	7,393

Total branch expenses	26,858	30,604	48,971	56,702

Branch gross profit	9,274	9,163	20,622	21,497
Regional expenses	2,265	3,043	4,441	6,116
Corporate expenses	4,396	5,272	8,171	10,147
Depreciation and amortization	215	332	357	638
Interest income, net	(187)	(182)	(353)	(277)
Other expense, net	284	145	433	193

Income from continuing operations before income taxes	2,301	553	7,573	4,680
Provision for income taxes	898	257	2,920	1,891

Income from continuing operations	1,403	296	4,653	2,789
Income from discontinued operations, net of income tax	286		652

Net income	$1,689	$296	$5,305	$2,789

Weighted average number of common shares outstanding:
Basic	20,591	20,278	20,544	20,378
Diluted	21,537	21,046	21,533	21,135
Earnings per share:
Basic
Continuing operations	$0.07	$0.01	$0.23	$0.14
Discontinued operations	0.01		0.03

Net income	$0.08	$0.01	$0.26	$0.14

Diluted
Continuing operations	$0.07	$0.01	$0.22	$0.13
Discontinued operations	0.01		0.03

Net income	$0.08	$0.01	$0.25	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities
Net income	$5,305	$2,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,479	3,129
Provision for losses	17,423	14,623
Deferred income taxes	121	(292)
Loss on disposal of property and equipment	455	193
Other, net	49	49
Lease incentive	976
Stock-based compensation		718
Excess tax benefits from stock-based payment arrangements	1,784	(416)
Changes in operating assets and liabilities:
Loans receivable, net	(18,160)	(11,534)
Prepaid expenses and other current assets	(611)	(93)
Other assets	(144)	(645)
Accounts payable	357	(294)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,808	1,031
Income taxes	351	(2,408)
Other non-current liabilities	(29)	(70)

Net operating	11,164	6,780

Cash flows from investing activities
Proceeds from sales of investments	25,100
Purchases of investments	(4,000)
Purchase of property and equipment	(11,652)	(3,784)
Proceeds from sale of property and equipment	25	55
Acquisition costs, net	(860)

Net investing	8,613	(3,729)

Cash flows from financing activities
Repurchase of common stock	(2,847)	(5,846)
Exercise of stock options	789	469
Excess tax benefits from stock-based payment arrangements		416
Debt issue costs		338

Net financing	(2,058)	(4,623)

Cash and cash equivalents
Net increase (decrease)	17,719	(1,572)
At beginning of year	16,526	31,640

At end of period	$34,245	$30,068

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$—	$255
Income taxes	1,114	3,599

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, December 31, 2004	20,371,000	$204	$69,417	$36,671	$—	$106,292
Net income and comprehensive income				5,379		5,379
Common stock repurchases	(313,400)				(3,664)	(3,664)
Stock option exercises	375,250	3	303		536	842
Tax impact of stock-based compensation			1,867			1,867
Other, net			100			100

Balance, December 31, 2005	20,432,850	207	71,687	42,050	(3,128)	110,816
Net income and comprehensive income				2,789		2,789
Common stock repurchases	(436,300)				(5,846)	(5,846)
Stock-based compensation expense			718			718
Stock option exercises	223,250		(2,256)		2,725	469
Tax impact of stock-based compensation			416			416
Other, net			49			49

Balance, June 30, 2006 (Unaudited)	20,219,800	$207	$70,614	$44,839	$(6,249)	$109,411

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2005 and June 30, 2006, and the results of operations for the three and six months ended June 30, 2005 and 2006 and cash flows for the six months ended June 30, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

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

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2006, the Company operated 551 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

Beginning in second quarter 2006, the Company started providing installment loans to customers in its Illinois branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that the Company will advance under an installment loan is $1,000. The average principal amount for installment loans originated in the second quarter 2006 was approximately $545.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2005 and June 30, 2006.

Investments. From time to time, the Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. Because the legal maturity of the auction rate securities is greater than one year, the securities are classified as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities and classified as available-for-sale pursuant to SFAS 115. As of December 31, 2005 and June 30, 2006, the Company did not have any investments in auction rate securities.

Revenue recognition. The Company records revenue from payday loans and title loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan. The Company records revenues from installment loans using the simple interest method. With respect to the Company’s CSO services in Texas, the Company earns a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Check cashing fees	$1,345	$1,455	$3,417	$3,813
Loan fees on title loans	1,081	1,158	2,152	2,250
Other fees	460	529	934	1,121

Total	$2,886	$3,142	$6,503	$7,184

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Average loan to customer (principal plus fee)	$357.96	$360.41	$357.05	$360.25
Average fee received by the Company	$53.57	$53.21	$53.42	$53.03
Average term of the loan (days)	16	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 15 days after their due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans and title loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans and title loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume). The Company began offering installment loans in second quarter 2006 and expects the loss experience for installment loans to be similar to its historical experience with payday loans and title loans.

Beginning on July 1, 2005, the Company changed its methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The current and expected future effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, installment and title loan losses to total payday, installment and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, installment and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments.

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Allowance for loan losses
Balance, beginning of period	$1,320	$1,049	$1,520	$1,705
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	500	731	300	75

Balance, end of period	$1,820	$1,780	$1,820	$1,780

Provision for losses
Charged-off to expense	$17,485	$17,335	$32,783	$34,115
Recoveries	(7,802)	(8,696)	(16,226)	(19,518)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	469	741	322	26

Total provision for losses	$10,152	$9,380	$16,879	$14,623

(a)	Amounts differ in 2005 due to the exclusion of the North Carolina operations (see Note 3) in the provision for losses table and differ in 2006 due to the inclusion of changes in the credit services organization liability (see Note 6) in the provision for losses table.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Income available to common stockholders:

Income from continuing operations	$1,403	$296	$4,653	$2,789
Discontinued operations, net of income tax	286		652

Net income	$1,689	$296	$5,305	$2,789

Weighted average shares outstanding:

Weighted average basic common shares outstanding	20,591	20,278	20,544	20,378
Dilutive effect of stock options and unvested restricted stock	946	768	989	757

Weighted average diluted common shares outstanding	21,537	21,046	21,533	21,135

Basic earnings per share:

Continuing operations	$0.07	$0.01	$0.23	$0.14
Discontinued operations	0.01		0.03

Net income	$0.08	$0.01	$0.26	$0.14

Diluted earnings per share:

Continuing operations	$0.07	$0.01	$0.22	$0.13
Discontinued operations	0.01		0.03

Net income	$0.08	$0.01	$0.25	$0.13

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

Note 3 – Discontinued Operations

In October and November of 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, payday loans were offered in the Company’s North Carolina branches by a third-party financial institution. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank.

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

Summarized financial information for discontinued operations during the three and six months ended June 30, 2005 is presented below (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total revenues	$1,873	$3,523

Provision for losses	448	544
Other branch expenses	790	1,601

Total branch expenses	1,238	2,145

Branch gross profit	635	1,378
Other, net	162	301

Income before income taxes	473	1,077
Provision for income taxes	187	425

Income from discontinued operations	$286	$652

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Buildings	$2,146	$2,540
Leasehold improvements	20,009	21,266
Furniture and equipment	19,761	21,182
Vehicles	667	752

	42,583	45,740
Less: Accumulated depreciation and amortization	(10,436)	(13,132)

Total	$32,147	$32,608

In April 2006, the Company purchased a building in St. Louis, Missouri for approximately $400,000. The building will be used as a branch location that will offer the Company’s various financial services.

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2005, the balance of the deferred rent liability was approximately $877,000, of which $737,000 is classified as a non-current liability. As of June 30, 2006, the balance of the deferred rent liability was approximately $807,000, of which $668,000 is classified as a non-current liability. As of June 30, 2006, the Company has incurred approximately $4.5 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office.

Note 5 – Acquisitions and Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2005	June 30, 2006
Balance at beginning of period	$7,298	$7,265
Impairment	(662)
Acquisitions	629

Balance at end of period	$7,265	$7,265

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

Note 6 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2005 and June 30, 2006, the consumers had total loans outstanding with the lender of approximately $1.0 million. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company recorded a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the consolidated statements of income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005 and $60,000 at June 30, 2006.

Prior to September 2005, the Company had an agreement with a Delaware-chartered state bank with respect to short-term consumer loans made by that bank in the Company’s Texas branches. Under the agreement with the bank, the Company provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which the Company was paid fees by the bank. The total revenue the Company earned for marketing and servicing the bank’s short-term loans during 2005 was $765,000. The agreement with the bank was terminated on September 14, 2005. The outstanding balance of the bank’s advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from the bank as a result of terminating the agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that the Company purchased on September 14, 2005 was approximately $75,000. The Company provided for the entire loan balances of $75,000 in its allowance for loan losses as of December 31, 2005. As of June 30, 2006, the Company did not have any balance outstanding with respect to the bank’s advances and fees that the Company purchased on September 14, 2005.

Note 7 – Credit Facility

On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. No amounts were borrowed on the credit facility during the first six months of 2006.

Note 8 – Stock-Based Compensation

As of June 30, 2006, the Company’s stock-based compensation plans include the 1999 Stock Option Plan, the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a current officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was 3.0 million shares. As of June 30, 2006, there are 1.3 million shares of common stock remaining available for future issuance under the 2004 Plan that may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock.

In accordance with the Company’s stock-based compensation plans, the exercise price of a stock option is equal to the market price of the stock on the date of the grant. Generally, options granted will expire 10 years from the date of grant.

Restricted stock awards are valued on the date of grant, have no purchase price and typically vest over four years in 25% increments on the first, second, third and fourth anniversaries of the grant date. Under the 2004 Plan, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholder’s rights during the term of restriction, including voting rights and the right to receive cash dividends.

The Company adopted the provisions of SFAS 123R effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements compensation costs relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. The following table summarizes the stock-based compensation expense reported in net income for the three and six months ended June 30, 2006 (in thousands).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Employee stock-based compensation	$241	$482
Non-employee director stock-based compensation	49	236

Total stock-based compensation	$290	$718

As a result of the adoption of Statement 123R, the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income from continuing operations before income taxes	$290	$718
Income from continuing operations	155	428
Net income	155	428

Basic earning per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash inflows with a corresponding reduction of operating cash flows. The excess tax benefit of $416,000 recorded for the six months ended June 30, 2006, classified as a financing tax inflow, would have been classified as an operating cash inflow prior to the Company’s adoption of SFAS 123R.

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

The Company’s reported net income for the three and six months ended June 30, 2005 does not include any stock-based employee compensation expense because all stock options granted under the Company’s equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $6.2 million and $7.1 million for the three and six months ended June 30, 2005, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,689	$5,305
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	(4,618)	(5,242)

Pro forma income available to common stockholders	$(2,929)	$63

Basic earnings per share:
As reported	$0.08	$0.26
Pro forma	$(0.14)	$—

Diluted earnings per share:
As reported	$0.08	$0.25
Pro forma	$(0.14)	$—

(a)	The pro forma computations assume that the Company does not receive a tax benefit upon exercise of any incentive stock options granted to its employees.

The weighted-average fair value of each stock option included in the preceding pro forma amounts are estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized.

	2005
Dividend yield	0.00%
Risk-free interest rate	3.38% to 4.50%
Expected volatility	0.00% to 60.94	%(a)
Expected life (in years)	6.00

(a)	Expected volatility of 0.00% was for options granted prior to the initial public offering.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company has recorded compensation expense of approximately $25,000 and $49,000 for each of the three months and six months ended June 30, 2005 and 2006, respectively, related to these non-employee option grants in the consolidated financial statements.

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

Stock option grants. During 2006, the Company has granted 675,000 stock options to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 47,500 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.4 million. The fair value of the options is determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company did not pay dividends and has no current plans to do so in the future. The expected volatility factor used by the Company is based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computes the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of June 30, 2006, there were $2.8 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of nonvested stock option activity and related information for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006 (a)	50,000	$1.99
Granted	675,000	5.31
Vested	(47,500)	4.97
Forfeited

Nonvested balance, June 30, 2006	677,500	$5.09

(a)	Represent options granted to a former consultant in 2002, as discussed above.

A summary of all stock option activity under the equity compensation plans for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 1, 2006	2,286,250	$8.54
Granted	675,000	11.93
Exercised	(223,250)	2.10
Forfeited	(29,500)	15.06

Balance, June 30, 2006	2,708,500	$9.85	7.18	$12,525

Exercisable, June 30, 2006	2,031,000	$9.39	6.47	$10,974

Restricted stock grants. In January 2006, the Company granted 62,825 shares of restricted stock to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000. For the three months and six months ended June 30, 2006, the Company recognized $42,300 and $84,600, respectively, in stock-based compensation related to the restricted stock grants. As of June 30, 2006, there was $592,300 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2006 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006	—	$—
Granted	62,825	11.90
Vested
Forfeited	(3,675)	11.92

Nonvested balance, June 30, 2006	59,150	$11.90

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

All legal proceedings with the Attorney General have been stayed until the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. The FID has promulgated new regulations, which are scheduled to go into effect on August 31, 2006. Although either the New Mexico Attorney General or the other parties (including the Company) to the cases filed against the New Mexico Attorney General may reactivate the cases against the Attorney General upon 15 days notice to the other parties in that case, the Company does not anticipate that those cases will be reactivated in light of the new regulations promulgated by the FID.

The new regulations include provisions limiting loans and loan rates and include other consumer protections. Although the Company cannot predict the impact of any new regulations on its New Mexico operations, the regulations, if enacted as adopted on the scheduled implementation date, could have an adverse impact on the Company’s revenues and earnings in New Mexico.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

Note 10 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects both the products and services provided by the Company, particularly payday loans. As of June 30, 2006, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, Kansas, New Mexico and Washington represented approximately 28%, 14%, 9%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2006. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be affected.

As discussed above in Note 9 – “Commitments and Contingencies,” there are new regulations in New Mexico that could adversely affect the Company’s revenues and gross profit at its New Mexico branches.

Note 11 – Stock Repurchase Program

In August 2006, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $20 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if the Company had repurchased common stock with an aggregate cost of $10 million. As of June 30, 2006, the Company has repurchased 749,700 shares at a total cost of approximately $9.5 million.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit branches, (4) negative media reports and public perception of the payday loan industry and the impact on state legislatures and federal and state regulators, (5) changes in our key management personnel, (6) integration risks and costs associated with contemplated and completed acquisitions, and (7) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. We operated 551 branches in 25 states at June 30, 2006. In all but one of these states, Texas, we fund our payday loans or installment loans directly to the customer and receive a fee. Payday loan fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a credit services organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Beginning in second quarter 2006, we started providing installment loans to our customers in our Illinois branches. The installment loans are payable in monthly installments with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during the second quarter 2006 was approximately $545.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open. We consider changes in comparable branch metrics, including improvements in these metrics, a strong indicator of operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the three months ended June 30, 2006 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to approximately 23,000 payday loan branches. We believe our industry is highly fragmented as 10 companies operate approximately 9,000 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. Since December 31, 1998, we have grown from 48 branches to 551 branches as of June 30, 2006. The following table sets forth our growth through de novo branch openings and branch acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	2005	June 30, 2006
De novo branches opened during period	5	8	22	55	45	54	174	27
Acquired branches during period	69	50	12	6		29	10
Branches closed during period		4	6	7	9	6	23	8

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction, loan caps or other loan limitations, our business has been, and in the future could be, adversely affected. We actively monitor and evaluate regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA.

In October and November 2005, we closed all 19 branches in North Carolina. Our decision to close these branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and service provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC. Prior to the FDIC issuing the revised Payday Lending Guidelines and our subsequent decision to close our North Carolina branches, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Due to the implementation of SFAS 123R, we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which the Company adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, for all share-based payments granted subsequent to December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

Under the fair value recognition provisions of this statement, our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model is used to measure fair value, which is the same method used in prior years for disclosure purposes.

During the six months ended June 30, 2006, we granted 675,000 options to certain employees and directors under the 2004 Equity Incentive Plan. The options consisted of 627,500 options that vest equally over four years and 47,500 options that vested immediately upon grant. The Company estimated that the fair value of these option grants (using the Black-Scholes option valuation model) was approximately $3.4 million. With respect to the 47,500 options that vested immediately, the Company recorded $236,000 in expense for non-employee director stock-based compensation during the six months ended June 30, 2006. All options expire 10 years from the date of grant. In addition, the Company granted 62,825 restricted shares to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000.

The following table summarizes the stock-based compensation expense reported in net income for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Employee stock-based compensation	$241	$482
Non-employee director stock-based compensation	49	236

Total stock-based compensation	$290	$718

As of June 30, 2006, there was $2.8 million of total unrecognized compensation costs related to stock options and $592,300 of total unrecognized compensation costs related to the restricted stock grants. We expect that these costs will be amortized over a weighted average period of 3.5 years. See the Notes to the Unaudited Consolidated Financial Statements, Note 8 “Stock-Based Compensation” for additional information.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

The following table sets forth our results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Revenues
Loan and credit service fees	$33,246	$36,625	92.0%	92.1%
Other	2,886	3,142	8.0%	7.9%

Total revenues	36,132	39,767	100.0%	100.0%

Branch expenses
Salaries and benefits	8,841	10,856	24.5%	27.3%
Provision for losses	10,152	9,380	28.1%	23.6%
Occupancy	4,280	5,289	11.8%	13.3%
Depreciation and amortization	622	1,230	1.7%	3.1%
Other	2,963	3,849	8.2%	9.7%

Total branch expenses	26,858	30,604	74.3%	77.0%

Branch gross profit	9,274	9,163	25.7%	23.0%

Regional expenses	2,265	3,043	6.3%	7.7%
Corporate expenses	4,396	5,272	12.2%	13.3%
Depreciation and amortization	215	332	0.6%	0.8%
Interest income, net	(187)	(182)	(0.5)%	(0.5)%
Other expense, net	284	145	0.7%	0.4%

Income from continuing operations before income taxes	2,301	553	6.4%	1.3%

Provision for income taxes	898	257	2.5%	0.6%

Income from continuing operations	1,403	296	3.9%	0.7%

Income from discontinued operations, net of income tax	286		0.8%

Net income	$1,689	$296	4.7%	0.7%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2005 and 2006:

	Three Months Ended June 30,
	2005	2006
Other Information:
Loan volume (in thousands)	$233,602	$251,003
Average revenue per branch	86,856	72,304

Average loan size (principal plus fee)	$357.96	$360.41
Average fees per loan	53.57	53.21

Branch Information:
Number of branches, beginning of period	414	549
De novo branches opened	42	9
Acquired branches	4
Branches closed	(1)	(7)

Number of branches, end of period	459	551

Average number of branches open during period (excluding North Carolina)	416	550

	Three Months Ended June 30,
	2005	2006
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$35,257	$34,434
Total number of comparable branches	384	384
Average revenue per comparable branch	$91,815	$89,671

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since March 31, 2005.

Income from continuing operations. For the three months ended June 30, 2006, income from continuing operations was $296,000 compared to $1.4 million for the same period in 2005. The decline in income from continuing operations of $1.1 million was primarily attributable to higher costs to accommodate the large number of newer branches as those branches build their customer bases and revenues. In addition, we incurred approximately $600,000 ($360,000 after consideration of income taxes) in costs related to professional fees and other costs associated with our evaluation of a potential acquisition. Discussions with the acquisition candidate, which are subject to customary confidentiality provisions, have been terminated. A discussion of the various components of income from continuing operations follows.

Revenues. For the three months ended June 30, 2006, revenues were $39.8 million, a 10.2% increase from $36.1 million during the three months ended June 30, 2005. This revenue growth was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $251.0 million through payday loans during second quarter 2006, which was an increase of 7.4% over the $233.6 million during second quarter 2005. The average loan (including fee) totaled $360.41 versus $357.96 during second quarter 2005. Average fees received from customers per loan declined from $53.57 in second quarter 2005 to $53.21 in second quarter 2006 due to a decline in the fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size.

We anticipate that our fee rate will continue a slight decline in 2006 as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation or regulation. For example, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and the first half of 2006. Revenues from our Illinois branches declined from $3.1 million in the second quarter of 2005 to $1.1 million in the second quarter 2006 as a result of the change in Illinois legislation. As another example, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks from the previous fee that declined from $15.00 for the first $100.00 borrowed to less than $10.00 for each incremental $100.00 borrowed. As a result, payday loan volumes in Kansas during the second quarter 2006 were 269% higher than comparable second quarter 2005. The growth of volumes in Kansas, at $15.00 per $100.00, had the effect of reducing the blended fee rate of the Company during second quarter 2006.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2006 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended June 30,
	2005	2006
	(in thousands)
Comparable branches	$35,257	$34,434
Branches opened in 2005	229	4,679
Branches opened in 2006		435
Other	646	219

Total	$36,132	$39,767

Revenues for comparable branches (branches open at least 15 months as of June 30, 2006) decreased 2.3%, or $823,000, to $34.4 million during the three months ended June 30, 2006. This decrease is attributable to the negative effects of the new Illinois payday loan legislation as discussed above, partially offset by the positive effects of the new Kansas legislation that increased loan limits beginning on July 1, 2005. As discussed above, we began offering installment loans in our Illinois branches during second quarter 2006. Revenues in second quarter 2006 included approximately $4.7 million from the 140 branches added during the last nine months of 2005 and $435,000 from the 27 branches added during 2006.

Revenues from check cashing, title loans and other sources totaled $3.1 million during second quarter 2006, up slightly from the $2.9 million in the comparable prior year quarter. The revenue increase reflects a greater number of branches providing check cashing and associated increases in check cashing and title loan volumes. Check cashing and title loan revenues represented 3.7% and 2.9% of total revenues, respectively, for the three months ended June 30, 2006 versus 3.7% and 3.0%, respectively, for the three months ended June 30, 2005.

Branch Expenses. Total branch expenses increased $3.7 million, or 13.8%, from $26.9 million during second quarter 2005 to $30.6 million in second quarter 2006. Branch-level salaries and benefits increased by $2.1 million for the three months ended June 30, 2006 compared to the same period in the prior year primarily as a result of a 17% increase in field personnel associated with our new branches.

The provision for losses declined from $10.2 million in second quarter 2005 to $9.4 million during second quarter 2006. Comparable branches totaled $7.5 million in loan losses during the second quarter 2006, while branches opened during the last nine months of 2005 and the first half of 2006 had approximately $1.9 million in loan losses. In our comparable branches, the loss ratio was 21.8% during the second quarter 2006 versus 28.3% in the same period of the prior year. The favorable loss experience reflects the benefits of our focus on reducing losses through loan origination-based verification procedures and through higher quality and greater quantity of collection calls. As a result, our collections as a percentage of charge-offs improved to 50% during the second quarter 2006 versus 45% in prior year’s second quarter.

Occupancy costs as a percentage of revenues increased from 11.8% to 13.3% in second quarter 2006, which reflects the high number of branches at early stages in the branch lifecycle. Depreciation and amortization increased by $608,000 as a result of depreciation associated with capital expenditures for de novo branches added in 2005 and 2006.

Branch Gross Profit. Branch gross profit decreased slightly from $9.3 million in second quarter 2005 to $9.2 million in second quarter 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, declined from 25.7% to 23.0%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended June 30,
	2005	2006
	(in thousands)
Comparable branches	$10,323	$11,425
Branches opened in 2005	(1,023)	(1,552)
Branches opened in 2006		(549)
Other	(26)	(161)

Total	$9,274	$9,163

Comparable branches during second quarter 2006 reported a gross margin of 33.1% versus 29.2% in the second quarter 2005, with the improvements resulting from stronger results in the majority of states and the favorable change in Kansas being partially offset by reduced gross profit due to the challenges in Illinois as discussed above. The 140 branches added during the last nine months of 2005 and the 27 branches added in 2006 reported net losses of $1.5 million and $549,000, respectively.

Regional and Corporate Expenses. Regional and corporate expenses increased $1.6 million during the three months ended June 30, 2006, to $8.3 million from $6.7 million in second quarter 2005. The higher level of expenses in second quarter 2006 is attributable to equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R), salaries associated with a 18% increase in home office and regional personnel quarter-to-quarter and approximately $600,000 in costs associated with evaluating a potential significant acquisition that did not materialize.

Income Tax Provision. The effective income tax rate during second quarter 2006, increased to 46.5% from 39.0% in prior year’s second quarter, primarily due to the effect of the permanent tax differences in second quarter 2006 on a lower level of pre-tax income.

Discontinued Operations. In October and November 2005, we closed all 19 of our branches in North Carolina. The decision to close our North Carolina branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and servicing provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, payday loans were offered in our North Carolina branches by a third-party financial institution. We entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, we marketed and serviced the bank’s loans in North Carolina and the bank sold to us a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of our own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, we terminated our agreement with the bank.

Our North Carolina operations are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of our North Carolina operations as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended June 30, 2005 is presented below (in thousands):

Three Months Ended June 30, 2005
Total revenues	$1,873

Provision for losses	448
Other branch expenses	790

Total branch expenses	1,238

Branch gross profit	635
Other, net	162

Income before income taxes	473
Provision for income taxes	187

Income from discontinued operations	$286

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

The following table sets forth our results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Revenues
Loan and credit service fees	$63,090	$71,015	90.7%	90.8%
Other	6,503	7,184	9.3%	9.2%

Total revenues	69,593	78,199	100.0%	100.0%

Branch expenses
Salaries and benefits	16,939	21,568	24.3%	27.6%
Provision for losses	16,879	14,623	24.3%	18.7%
Occupancy	8,394	10,627	12.1%	13.6%
Depreciation and amortization	1,079	2,491	1.6%	3.2%
Other	5,680	7,393	8.1%	9.4%

Total branch expenses	48,971	56,702	70.4%	72.5%

Branch gross profit	20,622	21,497	29.6%	27.5%

Regional expenses	4,441	6,116	6.4%	7.8%
Corporate expenses	8,171	10,147	11.7%	13.0%
Depreciation and amortization	357	638	0.5%	0.8%
Interest income, net	(353)	(277)	(0.5)%	(0.4)%
Other expense, net	433	193	0.6%	0.3%

Income from continuing operations before income taxes	7,573	4,680	10.9%	6.0%
Provision for income taxes	2,920	1,891	4.2%	2.4%

Income from continuing operations	4,653	2,789	6.7%	3.6%
Income from discontinued operations, net of income tax	652		0.9%

Net income	$5,305	$2,789	7.6%	3.6%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2005 and 2006:

	Six Months Ended June 30,
	2005	2006
Other Information:
Loan volume (in thousands)	$439,534	$482,701
Average revenue per branch	176,185	144,279

Average loan size (principal plus fee)	$357.05	$360.25
Average fees per loan	53.42	53.03

Branch Information:
Number of branches, beginning of period	371	532
De novo branches opened	83	27
Acquired branches	7
Branches closed	(2)	(8)

Number of branches, end of period	459	551

Average number of branches open during period (excluding North Carolina)	395	542

	Six Months Ended June 30,
	2005	2006
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$66,906	$64,370
Total number of comparable branches	340	340
Average revenue per comparable branch	$196,782	$189,324

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 18 months since December 31, 2004.

Income from continuing operations. For the six months ended June 30, 2006, income from continuing operations was $2.8 million compared to $4.7 million for the same period in 2005. The decline in income from continuing operations of $1.9 million was primarily attributable to higher costs to accommodate the large number of newer branches as those branches build their customer bases and revenues. In addition, we incurred approximately $600,000 in professional costs associated with our efforts to pursue a potential acquisition as noted in the quarterly discussion. A discussion of the various components of income from continuing operations follows.

Revenues. For the six months ended June 30, 2006, revenues were $78.2 million, a 12.4% increase from $69.6 million during the six months ended June 30, 2005. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $482.7 million through payday loans during the six months ended June 30, 2006, which was an increase of 9.8% over the $439.5 million during the same period in the prior year. The average loan (including fee) totaled $360.25 during the first half of 2006 versus $357.05 in comparable 2005. Average fees received from customers per loan declined from $53.42 in first half of 2005 to $53.03 in comparable 2006 due to a decline in the fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size.

As noted in the quarterly discussion, we anticipate that our fee rate will continue a modest decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation, such as in Kansas and Illinois.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the year-to-date analysis as of June 30, 2006 have been open at least 18 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Six Months Ended June 30,
	2005	2006
	(in thousands)
Comparable branches	$66,906	$64,370
Branches opened in 2005	1,379	12,691
Branches opened in 2006		501
Other	1,308	637

Total	$69,593	$78,199

Revenues for comparable branches (branches open at least 18 months as of June 30, 2006) decreased 3.7%, or $2.5 million, to $64.4 million for the six months ended June 30, 2006. As discussed in the quarterly discussion, this decline is attributable to the negative effects of the new Illinois payday loan legislation, partially offset by the positive effects of the new Kansas legislation.

We expected a revenue decline of approximately $3.2 million from our Illinois branches due to the reduced fee (from $20.32 per $100.00 to $15.50 per $100.00) and the restrictions that the legislation placed on the customer’s ability to borrow. The actual decline, however, was $4.0 million, or $800,000 greater than was expected. Our branches operated at a competitive disadvantage as we sought to strengthen relationships with state regulators during this key transition phase in Illinois. In May 2006, after continued discussions with state officials, we began to offer a longer-term loan product to meet customer’s needs.

Revenues from check cashing, title loans and other sources totaled $6.5 million and $7.2 million for the six months ended June 30, 2005 and 2006, respectively. The revenue increase reflects a greater number of branches providing check cashing and associated increases in check cashing and title loan volumes. Check cashing and title loan revenues represented 4.9% and 2.9% of total revenues, respectively, for the six months ended June 30, 2006 versus 4.9% and 3.1%, respectively, for the six months ended June 30, 2005.

Branch Expenses. Total branch expenses increased $7.7 million, or 15.7%, from $49.0 million during first half of 2005 to $56.7 million in first half of 2006. Branch-level salaries and benefits increased by $4.7 million for the six months ended June 30, 2006 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,393 for the six months ended June 30, 2005 compared to 1,696 for the six months ended June 30, 2006, an increase of 21.8%.

The provision for losses declined from $16.9 million for the six months ended June 30, 2005 to $14.6 million during for the six months ended June 30, 2006. Comparable branches totaled $10.7 million in loan losses for the first half of 2006. Our loss ratio was 18.7% for the six months ended June 30, 2006 versus 24.3% for the six months ended June 30, 2005. In our comparable branches, the loss ratio was 16.6% for the six months ended June 30, 2006. The favorable loss experience reflects the benefits of our focus on reducing losses through loan origination-based verification procedures and through higher quality and greater quantity of collection calls. As a result, our collections as a percentage of charge-offs improved to 57.2% during the first half of 2006 versus 49.5% in the same period of the prior year.

Occupancy costs increased from $8.4 million for the six months ended June 30, 2005 to $10.6 million in the current year period. Occupancy costs as a percentage of revenues increased from 12.1% for the six months ended June 30, 2005 to 13.6% in the current year, which reflects the high number of branches at early stages in the branch lifecycle. Depreciation and amortization increased by $1.4 million as a result of depreciation associated with capital expenditures for de novo branches added in 2005 and 2006.

Other costs, which include advertising and office supplies increased by $1.7 million, primarily due to growth in the number of branches.

Branch Gross Profit. Branch gross profit increased by $900,000, or 4.4%, from $20.6 million for the six months ended June 30, 2005 to $21.5 million for the six months ended June 30, 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, declined from 29.6% to 27.5%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Six Months Ended June 30,
	2005	2006
	(in thousands)
Comparable branches	$23,541	$25,519
Branches opened in 2005	(2,984)	(2,757)
Branches opened in 2006		(971)
Other	65	(294)

Total	$20,622	$21,497

Comparable branches for the six months ended June 30, 2006 reported a gross margin of 39.6% versus 35.1% in the comparable prior year period, with the improvements resulting from stronger results in the majority of states and the favorable change in Kansas being partially offset by reduced gross profit due to the challenges in Illinois as discussed above. The 184 branches added during the 2005 and the 27 branches added in 2006 reported net losses of $2.8 million and $1.0 million, respectively.

Regional and Corporate Expenses. Regional and corporate expenses increased $3.6 million from $12.6 million during the six months ended June 30, 2005 to $16.2 million in the current year period. The higher level of expenses in 2006 is attributable to equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R), salaries associated with a 20% increase in home office and regional personnel from June 30, 2005, rent expense for the Company’s corporate office and professional fees and other costs associated with our efforts to pursue a potential acquisition.

Interest and Other Expenses. Interest income totaled $277,000 during the six months ended June 30, 2006 compared to interest income of $353,000 during the six months ended June 30, 2005. This decline was due to lower balances in cash and cash equivalents and short-term investments during 2006 compared to 2005. Other expenses during the first half of 2005 was higher than the same period in 2006 as a result of losses on the disposal of assets during 2005.

Income Tax Provision. Our provision for income taxes decreased $1.0 million to $1.9 million during the six months ended June 30, 2006 from $2.9 million during the same period in the prior year as a result of lower pre-tax income. The effective income tax rate for the six months ended June 30, 2006 was 40.4% compared to 38.6%. This increase was primarily due to the effect of the permanent tax differences on a lower level of pre-tax income in the current year.

Discontinued Operations. As noted in the quarterly discussion, in October and November 2005, we closed all 19 of our branches in North Carolina. Summarized financial information for discontinued operations during the six months ended June 30, 2005 is presented below (in thousands):

Six Months Ended June 30, 2005
Total revenues	$3,523
Provision for losses	544
Other branch expenses	1,601

Total branch expenses	2,145

Branch gross profit	1,378
Other, net	301

Income before income taxes	1,077
Provision for income taxes	425

Income from discontinued operations	$652

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Cash flows provided by (used for):
Operating activities	$11,164	$6,780
Investing activities	8,613	(3,729)
Financing activities	(2,058)	(4,623)

Net increase (decrease) in cash and cash equivalents	17,719	(1,572)
Cash and cash equivalents, beginning of year	16,526	31,640

Cash and cash equivalents, end of period	$34,245	$30,068

Cash Flow Discussion. Net cash provided by operating activities for the six months ended June 30, 2006 was $6.8 million, approximately $4.4 million lower than the $11.2 million in comparable 2005. This decrease is primarily attributable to lower earnings and amounts paid for income taxes. In addition, operating cash inflows for 2005 included tax benefits associated with the exercise of stock options and an allowance from the landlord of our corporate office for leasehold improvements.

Net cash used by investing activities for the six months ended June 30, 2006 was $3.7 million, which primarily consisted of capital expenditures. The capital expenditures included $1.2 million to open 27 de novo branches in 2006, $1.2 million for renovations to existing and acquired branches, $467,000 for tenant improvements, furnishings and technology for the corporate office space, $402,000 for branches not yet open as of June 30, 2006, $400,000 for the purchase of a building in St. Louis, Missouri to be used as a branch location and other expenditures. Net investing cash inflows for the six months ended June 30, 2005 were $8.6 million, which consisted of $25.1 million in proceeds from the sales of investments offset by the purchase of investments of $4.0, capital expenditures of $11.7 million and acquisition costs of $860,000.

Cash used for financing activities for the six months ended June 30, 2006 was $4.6 million, which primarily consisted of the repurchase of 436,300 shares of our common stock for $5.8 million partially offset by proceeds received from the exercise of stock options by employees. During the six months ended June 30, 2005, cash outflows consisted of the repurchase 244,800 shares of our common stock for approximately $2.8 million, partially offset by proceeds received in connection with stock option exercises totaling $789,000.

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

Credit Facility. On January 19, 2006, we entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon our leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. The credit facility improves our flexibility with respect to executing our growth strategy. We have not borrowed under this credit facility since it was established.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2004 and 2005, we were able to achieve de novo unit branch growth of 18.4% and 46.9%, respectively. In addition, we acquired 29 branches and 10 branches in 2004 and 2005, respectively. During the first six months of 2006, we opened 27 branches. We expect to open approximately 25 additional branches during the second half of 2006. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

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

Common Stock Repurchase Program. In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $20 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of June 30, 2006, we have repurchased 749,700 shares at a total cost of approximately $9.5 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, Kansas, New Mexico and Washington represented approximately 28%, 14%, 9%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2006. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

As discussed above, legislative and regulatory changes in Illinois have adversely affected our revenues and earnings in the state during the first six months of 2006. Illinois accounted for 8% of our total revenues for the year ended December 31, 2005. For example, branch earnings from our Illinois branches in first six months of 2006 were approximately $3.8 million lower than comparable 2005. During second quarter 2006, we began offering installment loans in our Illinois branches. However, we expect gross profit from our Illinois branches will continue to be negatively impacted during the remainder of 2006 compared to the same period in the prior year. See the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Commitments and Contingencies” for additional information concerning recently adopted regulations in New Mexico.

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

Off-Balance Sheet Arrangements

In February 2005, we entered into a marketing and servicing agreement with a Delaware chartered-state bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with the bank and began operating through a new subsidiary as a CSO in our 18 Texas branches. Under the agreement with the bank, we provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which we were paid fees by the bank. The total revenue we earned for marketing and servicing the bank’s short-term loans during the year ended December 31, 2005 was approximately $765,000. The outstanding balance of the bank’s advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from the bank as a result of terminating our agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that we purchased on September 14, 2005 was approximately $75,000. We have provided for the entire loan balances in our allowance for loan losses as of December 31, 2005. As of June 30, 2006, the Company did not have any balance outstanding with respect to the bank’s advances and fees that the Company purchased on September 14, 2005.

As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2005, and June 30, 2006, consumers had total loans outstanding with the lender of approximately $1.0 million. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities as of December 31, 2005 was approximately $110,000 and $60,000 at June 30, 2006.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Use of Proceeds. On July 21, 2004, we closed the sale of 5,000,000 shares of our common stock at a price of $14.00 per share in a firm commitment underwritten initial public offering. Through June 30, 2006, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our then outstanding indebtedness; (4) $27.6 million for capital expenditures and the funding of payday loan growth for 244 de novo branches opened since the offering; (5) $3.4 million for the acquisition of 39 branches since the offering; and (6) $600,000 for a potential acquisition that did not materialize. The balance of approximately $6.0 million is available to us for general corporate purposes and is held in cash and cash equivalents.

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	88,500	$13.84	575,900	$2,958,605
May 1 – May 31	110,500	14.34	686,400	1,374,404
June 1 – June 30	63,300	13.96	749,700	490,822

Total	262,300	$14.08	749,700	$490,822

In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $20 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of June 30, 2006, we have repurchased 749,700 shares at a total cost of approximately $9.5 million.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Overland Park, Kansas, on June 7, 2006. At that meeting, the stockholders elected the following individuals to serve as directors for a term of one year and until their respective successors are duly elected and qualified:

Director	For	Withheld Authority
Don Early	19,182,945	847,624
Mary Lou Andersen	19,181,901	848,668
Richard B. Chalker	19,644,788	385,781
Gerald F. Lamberti	19,593,264	437,305
Francis P. Lemery	19,648,669	381,900
Mary V. Powell	19,646,669	383,900
Kevin A. Richardson II	19,622,094	380,900

No other matters were submitted to a vote of the stockholders at the annual meeting.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 8, 2006.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)