Form 10-Q
period 2006-09-30
QC Holdings, Inc.
filed 2006-11-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2006:

Common Stock $0.01 per share par value – 19,403,300 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2006

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$31,640	$23,933
Loans receivable, less allowance for losses of $1,705 at December 31, 2005 and $1,627 at September 30, 2006	52,778	53,642
Prepaid expenses and other current assets	2,945	2,870

Total current assets	87,363	80,445

Property and equipment, net	32,147	31,859

Goodwill	7,265	7,265

Other assets, net	1,364	1,561

Total assets	$128,139	$121,130

LIABILITIES AND STOCKHOLDERS‘ EQUITY

Current liabilities:
Accounts payable	$644	$515
Accrued expenses and other liabilities	3,033	3,965
Accrued compensation and benefits	3,237	6,355
Deferred revenue	4,121	4,097
Income taxes payable		337
Deferred income taxes	2,384	437

Total current liabilities	13,419	15,706

Deferred income taxes	3,167	2,891
Other non-current liabilities	737	633

Total liabilities	17,323	19,230

Commitments and contingencies

Stockholders‘ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 20,432,850 outstanding at December 31, 2005; 20,700,250 shares issued and 19,403,300 outstanding at September 30, 2006	207	207
Additional paid-in capital	71,687	70,474
Retained earnings	42,050	47,370
Treasury stock, at cost	(3,128)	(16,151)

Total stockholders‘ equity	110,816	101,900

Total liabilities and stockholders‘ equity	$128,139	$121,130

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues
Loan and credit service fees	$38,447	$42,074	$101,537	$113,089
Other	2,942	3,272	9,445	10,456

Total revenues	41,389	45,346	110,982	123,545

Branch expenses
Salaries and benefits	9,661	10,969	26,600	32,537
Provision for losses	14,436	11,193	31,315	25,816
Occupancy	5,002	6,177	13,396	16,804
Depreciation and amortization	1,230	1,209	2,309	3,700
Other	3,930	4,042	9,610	11,435

Total branch expenses	34,259	33,590	83,230	90,292

Branch gross profit	7,130	11,756	27,752	33,253

Regional expenses	2,444	2,863	6,885	8,979
Corporate expenses	4,044	4,366	12,215	14,513
Depreciation and amortization	240	340	597	978
Interest income, net	(85)	(38)	(438)	(315)
Other expense, net	278	6	711	199

Income from continuing operations before income taxes	209	4,219	7,782	8,899
Provision for income taxes	131	1,688	3,051	3,579

Income from continuing operations	78	2,531	4,731	5,320
Loss from discontinued operations, net of income tax	(1,054)		(402)

Net income (loss)	$(976)	$2,531	$4,329	$5,320

Weighted average number of common shares outstanding:
Basic	20,479	19,752	20,522	20,166
Diluted	20,479	20,474	21,505	20,884

Earnings (loss) per share:
Basic
Continuing operations	$—	$0.13	$0.23	$0.26
Discontinued operations	(0.05)		(0.02)

Net income (loss)	$(0.05)	$0.13	$0.21	$0.26

Diluted
Continuing operations	$—	$0.12	$0.22	$0.25
Discontinued operations	(0.05)		(0.02)

Net income (loss)	$(0.05)	$0.12	$0.20	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities
Net income	$4,329	$5,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,028	4,678
Provision for losses	32,459	25,816
Deferred income taxes	258	(290)
Loss on disposal of property and equipment	733	199
Impairment of goodwill	662
Other, net	74	66
Lease incentive	976
Stock-based compensation		959
Excess tax benefits from stock-based payment arrangements	1,784	(685)
Changes in operating assets and liabilities:
Loans receivable, net	(33,532)	(26,680)
Prepaid expenses and other current assets	(374)	(115)
Other assets	(214)	(621)
Accounts payable	336	(129)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	3,972	4,026
Income taxes	(340)	(721)
Other non-current liabilities	(64)	(104)

Net operating	14,087	11,719

Cash flows from investing activities
Proceeds from sales of investments	28,000
Purchases of investments	(4,000)
Purchase of property and equipment	(17,152)	(4,611)
Proceeds from sale of property and equipment	26	108
Acquisition costs, net	(906)

Net investing	5,968	(4,503)

Cash flows from financing activities
Repurchase of common stock	(2,847)	(16,544)
Exercise of stock options	791	598
Excess tax benefits from stock-based payment arrangements		685
Debt issue costs		338
Other, net	(2)

Net financing	(2,058)	(14,923)

Cash and cash equivalents
Net increase (decrease)	17,997	(7,707)
At beginning of year	16,526	31,640

At end of period	$34,523	$23,933

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$—	$283
Income taxes	1,114	3,600

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, December 31, 2004	20,371,000	$204	$69,417	$36,671	$—	$106,292
Net income and comprehensive income				5,379		5,379
Common stock repurchases	(313,400)				(3,664)	(3,664)
Stock option exercises	375,250	3	303		536	842
Tax impact of stock-based compensation			1,867			1,867
Other, net			100			100

Balance, December 31, 2005	20,432,850	207	71,687	42,050	(3,128)	110,816

Net income and comprehensive income				5,320		5,320
Common stock repurchases	(1,316,800)				(16,544)	(16,544)
Stock-based compensation expense			959			959
Stock option exercises	287,250		(2,923)		3,521	598
Tax impact of stock-based compensation			685			685
Other, net			66			66

Balance, September 30, 2006 (Unaudited)	19,403,300	$207	$70,474	$47,370	$(16,151)	$101,900

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiary, QC Financial Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2005 and September 30, 2006, and the results of operations for the three and nine months ended September 30, 2005 and 2006 and cash flows for the nine months ended September 30, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited interim consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

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

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2006, the Company operated 564 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

Beginning in second quarter 2006, the Company started to provide installment loans to customers in its Illinois branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that the Company will advance under an installment loan is $1,000. The average principal amount for installment loans originated in the third quarter 2006 was approximately $528.

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

In February 2005, the Company entered into a marketing and servicing agreement with another Delaware chartered-state bank with respect to short-term consumer loans to be made by that bank in Texas. On September 14, 2005, the Company ceased serving as a marketing and servicing provider for new loans made by the bank. On that same day, the Company, through QC Financial Services of Texas, Inc., began operating as a credit services organization (CSO) in its Texas branches. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. See additional information in Note 6.

Company’s Initial Public Offering. Effective July 21, 2004, the Company completed the initial public offering of 5,000,000 shares of its common stock at a price of $14.00 per share (the Public Offering). In addition, the underwriters for the Company’s Public Offering exercised an option to purchase from selling stockholders an additional 750,000 shares of common stock to cover over-allotments in the offering. The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. The Company's common stock trades on the NASDAQ National Market under the symbol "QCCO."

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2005 and September 30, 2006.

Investments. From time to time, the Company invests a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. Because the legal maturity of the auction rate securities is greater than one year, the securities are classified as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities and classified as available-for-sale pursuant to SFAS 115. As of December 31, 2005 and September 30, 2006, the Company did not have any investments in auction rate securities.

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

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Check cashing fees	$1,369	$1,407	$4,786	$5,220
Loan fees on title loans	1,149	1,306	3,301	3,556
Other fees	424	559	1,358	1,680

Total	$2,942	$3,272	$9,445	$10,456

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Average loan to customer (principal plus fee)	$366.14	$366.12	$360.39	$362.37
Average fee received by the Company	$54.43	$53.32	$53.81	$53.14
Average term of the loan (days)	16	15	15	15

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume). The Company began offering installment loans in second quarter 2006 and expects the loss experience for installment loans to be similar to its historical experience with payday loans and title loans.

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Allowance for loan losses
Balance, beginning of period	$1,820	$1,780	$1,520	$1,705
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	710	(153)	1,010	(78)

Balance, end of period	$2,530	$1,627	$2,530	$1,627

Provision for losses
Charged-off to expense	$24,134	$21,561	$56,917	$55,676
Recoveries	(10,154)	(10,195)	(26,380)	(29,713)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at period end (a)	456	(173)	778	(147)

Total provision for losses	$14,436	$11,193	$31,315	$25,816

(a)	Amounts differ in 2005 due to the exclusion of the North Carolina operations (see Note 3) in the provision for losses table and differ in 2005 and 2006 due to the inclusion of changes in the credit services organization liability (see Note 6) in the provision for losses table.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Income available to common stockholders:
Income from continuing operations	$78	$2,531	$4,731	$5,320
Discontinued operations, net of income tax	(1,054)		(402)

Net income (loss)	$(976)	$2,531	$4,329	$5,320

Weighted average shares outstanding:
Weighted average basic common shares outstanding	20,479	19,752	20,522	20,166
Dilutive effect of stock options and unvested restricted stock		722	983	718

Weighted average diluted common shares outstanding	20,479	20,474	21,505	20,884

Basic earnings (loss) per share:
Continuing operations	$—	$0.13	$0.23	$0.26
Discontinued operations	(0.05)		(0.02)

Net income (loss)	$(0.05)	$0.13	$0.21	$0.26

Diluted earnings (loss) per share:
Continuing operations	$—	$0.12	$0.22	$0.25
Discontinued operations	(0.05)		(0.02)

Net income (loss)	$(0.05)	$0.12	$0.20	$0.25

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

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2005 is presented below (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Total revenues	$719	$4,242

Provision for losses	600	1,144
Other branch expenses	1,710	3,311

Total branch expenses	2,310	4,455

Branch gross loss	(1,591)	(213)
Other, net	147	448

Loss before income taxes	(1,738)	(661)
Benefit from income taxes	(684)	(259)

Loss from discontinued operations	$(1,054)	$(402)

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2005	September 30, 2006
Buildings	$2,146	$2,540
Leasehold improvements	20,009	21,648
Furniture and equipment	19,761	21,422
Vehicles	667	772

	42,583	46,382
Less: Accumulated depreciation and amortization	(10,436)	(14,523)

Total	$32,147	$31,859

In April 2006, the Company purchased a building in St. Louis, Missouri for approximately $400,000. The building is currently being used as a branch location that offers the Company’s various financial services.

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2005, the balance of the deferred rent liability was approximately $877,000, of which $737,000 is classified as a non-current liability. As of September 30, 2006, the balance of the deferred rent liability was approximately $772,000, of which $633,000 is classified as a non-current liability. As of September 30, 2006, the Company has incurred approximately $4.5 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office.

Note 5 – Acquisitions and Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2005	September 30, 2006
Balance at beginning of period	$7,298	$7,265
Impairment	(662)
Acquisitions	629

Balance at end of period	$7,265	$7,265

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

During 2005, the Company acquired 10 branches and certain assets for a total of $906,000, which included property of approximately $80,000 and payday loans receivable of approximately $192,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $634,000. Of this amount, the Company allocated $629,000 to goodwill and $5,000 to an identified intangible asset for a non-compete agreement. The purchase price allocations with respect to acquisitions made in 2005 have been completed and no adjustments to the initial purchase price allocations were necessary. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for 2005.

Note 6 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2005 and September 30, 2006, the consumers had total loans outstanding with the lender of approximately $1.0 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company recorded a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005 and $40,000 at September 30, 2006.

Prior to September 2005, the Company had an agreement with a Delaware-chartered state bank with respect to short-term consumer loans made by that bank in the Company’s Texas branches. Under the agreement with the bank, the Company provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which the Company was paid fees by the bank. The total revenue the Company earned for marketing and servicing the bank’s short-term loans during 2005 was $765,000. The agreement with the bank was terminated on September 14, 2005. The outstanding balance of the bank’s advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from the bank as a result of terminating the agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that the Company purchased on September 14, 2005 was approximately $75,000. The Company provided for the entire loan balances of $75,000 in its allowance for loan losses as of December 31, 2005. As of September 30, 2006, the Company did not have any balance outstanding with respect to the bank’s advances and fees that the Company purchased on September 14, 2005.

Note 7 – Credit Facility

On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available at rates based on the LIBOR or the Federal Funds rate. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the credit facility contains financial covenants related to EBITDA, total indebtedness, fixed charges and minimum consolidated net worth. The credit facility matures on January 19, 2009. No amounts were borrowed on the credit facility during the first nine months of 2006. See Note 12 regarding an amendment to the credit facility completed on October 30, 2006.

Note 8 – Stock-Based Compensation

As of September 30, 2006, the Company’s stock-based compensation plans include the 1999 Stock Option Plan, the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a current officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was three million shares. As of September 30, 2006, there are 1.3 million shares of common stock remaining available for future issuance under the 2004 Plan that may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock.

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

The Company adopted the provisions of SFAS 123R effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements compensation costs relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. The following table summarizes the stock-based compensation expense reported in net income for the three and nine months ended September 30, 2006 (in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee stock-based compensation	$241	$723
Non-employee director stock-based compensation		236

Total stock-based compensation	$241	$959

As a result of the adoption of Statement 123R, the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income from continuing operations before income taxes	$241	$959
Income from continuing operations	145	573
Net income	145	573

Basic earning per common share	$0.01	$0.03
Diluted earnings per common share	$0.01	$0.03

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash inflows with a corresponding reduction of operating cash flows. The excess tax benefit of $685,000 recorded for the nine months ended September 30, 2006, classified as a financing tax inflow, would have been classified as an operating cash inflow prior to the Company’s adoption of SFAS 123R.

Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations, to measure employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under this method, compensation expense was measured as the difference between the current value of the shares involved and the price the employee is required to pay on grant date, if any. Compensation expense was generally measured on the date the awards were granted and recognized over the vesting period, which approximates the anticipated service period.

The Company’s reported net income for the three and nine months ended September 30, 2005 does not include any stock-based employee compensation expense because all stock options granted under the Company’s equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $27,000 and $7.1 million for the three and nine months ended September 30, 2005, respectively.

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

The Company accelerated the vesting of these options because it believed it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise have been required to report in its income statement upon adoption of SFAS 123R in the first quarter of 2006. The Company did not accelerate the vesting requirements for unvested options granted to employees with an exercise price that was less than the market price on May 9, 2005, however, these options were scheduled to vest prior to the adoption of SFAS 123R. As a result, all employee options outstanding as of January 1, 2006 had vested prior to the adoption of SFAS 123R. The pro forma disclosures below include the impact of the accelerated vesting of options in the second quarter of 2005 and reflect an approximate $6.2 million pre-tax charge to pro forma earnings for the nine months ended September 30, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$(976)	$4,329
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects (a)	(27)	(5,269)

Pro forma income (loss) available to common stockholders	$(1,003)	$(940)

Basic earnings (loss) per share:
As reported	$(0.05)	$0.21
Pro forma	$(0.05)	$(0.05)

Diluted earnings (loss) per share:
As reported	$(0.05)	$0.20
Pro forma	$(0.05)	$(0.05)

(a)	The pro forma computations assume that the Company does not receive a tax benefit upon exercise of any incentive stock options granted to its employees.

The weighted-average fair value of each stock option included in the preceding pro forma amounts are estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized.

	2005
Dividend yield	0.00%
Risk-free interest rate	3.38% to 4.50%
Expected volatility	0.00% to 60.94	%(a)
Expected life (in years)	6.00

(a)	Expected volatility of 0.00% was for options granted prior to the Public Offering.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company recorded compensation expense of approximately $25,000 and $16,500 for the three months ended September 30, 2005 and 2006, respectively, and $74,500 and $66,000 for the nine months ended September 30, 2005 and 2006, respectively, related to these non-employee option grants in the consolidated financial statements. These stock options vested 100% on September 2, 2006 and as a result, no additional compensation expense is required.

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

Stock option grants. During 2006, the Company has granted 675,000 stock options to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 47,500 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.4 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company did not pay dividends. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of September 30, 2006, there were $2.6 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of 3.25 years.

A summary of nonvested stock option activity and related information for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006 (a)	50,000	$1.99
Granted	675,000	5.31
Vested	(97,500)	3.44
Forfeited

Nonvested balance, September 30, 2006	627,500	$5.34

(a)	Represent options granted to a former consultant in 2002, as discussed above.

A summary of all stock option activity under the equity compensation plans for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2006	2,286,250	$8.54
Granted	675,000	11.93
Exercised	(287,250)	2.08
Forfeited	(32,500)	15.27

Balance, September 30, 2006	2,641,500	$10.03	7.01	$9,235

Exercisable, September 30, 2006	2,014,000	$9.44	6.30	$9,228

Restricted stock grants. In January 2006, the Company granted 62,825 shares of restricted stock to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000. For the three months and nine months ended September 30, 2006, the Company recognized $42,300 and $126,900, respectively, in stock-based compensation expense related to the restricted stock grants. As of September 30, 2006, there was $550,000 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.25 years.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2006 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006	—	$—
Granted	62,825	11.90
Vested
Forfeited	(4,900)	11.92

Nonvested balance, September 30, 2006	57,925	$11.90

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

Arizona. An Arizona customer filed a case against the Company in Superior Court of Pima County, Arizona, alleging that a loan to that customer violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law and seeking class. The Company has removed this matter to federal court, and the Company has filed a motion to dismiss this lawsuit in accordance with the mandatory arbitration provisions in the consumer loan contracts signed by the plaintiff in this matter.

New Mexico. In June 2006, the New Mexico Financial Institutions Division (FID) promulgated new regulations, which were scheduled to go into effect on August 31, 2006. The new regulations proposed by the FID include provisions limiting loans and loan rates and include other consumer protections. Although the Company cannot predict the impact of any new regulations on its New Mexico operations, the regulations, if enacted, could have an adverse impact on the Company’s revenues and earnings in New Mexico. On August 30, 2006, the Company, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. It is expected that the FID will appeal the court’s imposition of the permanent injunction.

Missouri. On October 13, 2006, the Company was sued in the Circuit Court of St. Louis County, Missouri in a purported class action by Dequae Woods, a customer of the Company. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not yet filed an answer in this lawsuit, but expects to seek dismissal of the suit and enforcement of the arbitration agreement with the customer.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

Note 10 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of September 30, 2006, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, Kansas, New Mexico, Washington and Virginia represented approximately 27%, 14%, 9%, 7%, 5%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2006. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of these states, the Company’s financial position, results of operations and cash flows could be affected.

As discussed above in Note 9 – “Commitments and Contingencies,” there are new regulations in New Mexico that could adversely affect the Company’s revenues and gross profit at its New Mexico branches.

Note 11 – Stock Repurchase Program

In August 2006, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if the Company had repurchased common stock with an aggregate cost of $10 million. As of September 30, 2006, the Company has repurchased 1.6 million shares at a total cost of approximately $20.2 million.

Note 12 – Subsequent Events

On October 30, 2006, the Company entered into an amendment to its credit agreement to amend certain terms of the credit facility and to provide for the waiver of a covenant default resulting from the repurchase of approximately $10 million of the Company’s common stock during the three months ended September 30, 2006. The amendment provides for greater flexibility in repurchasing the Company’s common stock within the parameters of the existing authorization as discussed in Note 11.

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

OVERVIEW

We are the parent company of QC Financial Services, Inc. and its wholly owned subsidiaries. We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. We operated 564 branches in 25 states at September 30, 2006. In all but one of these states, Texas, we fund our payday loans or installment loans directly to the customer and receive a fee. Payday loan fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a credit services organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Beginning in second quarter 2006, we started providing installment loans to our customers in our Illinois branches. The installment loans are payable in monthly installments with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during the third quarter 2006 was approximately $528.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open. We consider changes in comparable branch metrics, including improvements in these metrics, a strong indicator of operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the three months ended September 30, 2006 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth. With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we generally make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter.

According to the Community Financial Services Association of America (CFSA) and industry analysts, the industry has grown to approximately 23,000 payday loan branches. We believe our industry is highly fragmented as 10 companies operate approximately 9,000 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. There are various execution risks associated with acquisitions and new branch openings. Since December 31, 1998, we have grown from 48 branches to 564 branches as of September 30, 2006. The following table sets forth our growth through de novo branch openings and branch acquisitions since December 31, 1998.

	1999	2000	2001	2002	2003	2004	2005	September 30, 2006
Beginning branch locations	48	122	176	204	258	294	371	532
De novo branches opened during period	5	8	22	55	45	54	174	40
Acquired branches during period	69	50	12	6		29	10
Branches closed during period		(4)	(6)	(7)	(9)	(6)	(23)	(8)

Ending branch locations	122	176	204	258	294	371	532	564

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

Recent Accounting Developments

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. Currently, we believe the implementation of SFAS 158 will not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We believe that the implementation of SAB 108 will not have a material effect on our consolidated financial statements.

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

Under the fair value recognition provisions of this statement, our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model is used to measure fair value for stock option grants, which is the same method used in prior years for disclosure purposes.

During the nine months ended September 30, 2006, we granted 675,000 options to certain employees and directors under the 2004 Equity Incentive Plan. The options consisted of 627,500 options that vest equally over four years and 47,500 options that vested immediately upon grant. The Company estimated that the fair value of these option grants (using the Black-Scholes option valuation model) was approximately $3.4 million. With respect to the 47,500 options that vested immediately, the Company recorded $236,000 in expense for non-employee director stock-based compensation during the nine months ended September 30, 2006. All options expire 10 years from the date of grant. In addition, the Company granted 62,825 restricted shares to various non-executive employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $748,000.

The following table summarizes the stock-based compensation expense reported in net income for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee stock-based compensation	$241	$723
Non-employee director stock-based compensation		236

Total stock-based compensation	$241	$959

As of September 30, 2006, there was $2.6 million of total unrecognized compensation costs related to stock options and $550,000 of total unrecognized compensation costs related to the restricted stock grants. We expect that these costs will be amortized over a weighted average period of 3.25 years. See the Notes to the Unaudited Consolidated Financial Statements, Note 8 “Stock-Based Compensation” for additional information.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

The following table sets forth our results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Revenues
Loan and credit service fees	$38,447	$42,074	92.9%	92.8%
Other	2,942	3,272	7.1%	7.2%

Total revenues	41,389	45,346	100.0%	100.0%

Branch expenses
Salaries and benefits	9,661	10,969	23.3%	24.2%
Provision for losses	14,436	11,193	34.9%	24.7%
Occupancy	5,002	6,177	12.1%	13.6%
Depreciation and amortization	1,230	1,209	3.0%	2.7%
Other	3,930	4,042	9.5%	8.9%

Total branch expenses	34,259	33,590	82.8%	74.1%

Branch gross profit	7,130	11,756	17.2%	25.9%

Regional expenses	2,444	2,863	5.9%	6.3%
Corporate expenses	4,044	4,366	9.8%	9.6%
Depreciation and amortization	240	340	0.6%	0.8%
Interest income, net	(85)	(38)	(0.2)%	(0.1)%
Other expense, net	278	6	0.6%	0.0%

Income from continuing operations before income taxes	209	4,219	0.5%	9.3%
Provision for income taxes	131	1,688	0.3%	3.7%

Income from continuing operations	78	2,531	0.2%	5.6%
Loss from discontinued operations, net of income tax	(1,054)		(2.6)%

Net income (loss)	$(976)	$2,531	(2.4)%	5.6%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2005 and 2006:

	Three Months Ended September 30,
	2005	2006
Other Information:
Payday loan volume (in thousands)	$274,674	$278,407
Average revenue per branch	88,818	81,265

Average loan size (principal plus fee)	$366.14	$366.12
Average fees per loan	54.43	53.32

Branch Information:
Number of branches, beginning of period	459	551
De novo branches opened	53	13
Acquired branches	2
Branches closed	(2)

Number of branches, end of period	512	564

Average number of branches open during period (excluding North Carolina)	466	558

	Three Months Ended September 30,
	2005	2006
Comparable Branch Information (a):

Total revenues generated by all comparable branches (in thousands)	$40,576	$40,850
Total number of comparable branches	430	430
Average revenue per comparable branch	$94,363	$95,000

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since June 30, 2005.

Income from continuing operations. For the three months ended September 30, 2006, income from continuing operations was $2.5 million compared to $78,000 for the same period in 2005. A discussion of the various components of income from continuing operations follows.

Revenues. For the three months ended September 30, 2006, revenues were $45.3 million, a 9.4% increase from $41.4 million during the three months ended September 30, 2005. This revenue growth was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and installment loan activity in our Illinois branches. We originated approximately $278.4 million through payday loans during third quarter 2006, which was an increase of 1.3% over the $274.7 million during third quarter 2005. The average loan (including fee) totaled $366.12 versus $366.14 during third quarter 2005. Average fees received from customers per loan declined from $54.43 in third quarter 2005 to $53.32 in third quarter 2006 due to a decline in the overall fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan principal.

We anticipate that our fee rate may continue to decline in 2006 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. For example, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Revenues from our Illinois branches declined from $3.0 million in the third quarter of 2005 to $1.8 million in the third quarter 2006 as a result of the change in Illinois legislation.

As another example, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15.00 per $100.00 up to a maximum loan of $500.00 per customer every two weeks. Previously, the fee allowed in Kansas was $15.00 for the first $100.00 borrowed and less than $10.00 for each incremental $100.00 borrowed thereafter. Payday loan volumes in Kansas during the third quarter 2006 were 32% higher than comparable third quarter 2005. The growth of volumes in Kansas, at $15.00 per $100.00, had the effect of reducing the blended fee rate of the Company during third quarter 2006.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2006 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended September 30,
	2005	2006
	(in thousands)
Comparable branches	$40,576	$40,850
Branches opened in 2005 (not included in comparable branches)	182	3,377
Branches opened in 2006		1,119
Other	631

Total	$41,389	$45,346

Revenues for comparable branches (branches open at least 15 months as of September 30, 2006) increased by $274,000 during the three months ended September 30, 2006 from $40.6 million to $40.9 million. The increase is attributable to modest growth in most of the states in which we operate, substantially offset by the negative effects of the new Illinois payday loan legislation that took effect on December 6, 2005 and challenges in our California branches due to increased competition, management’s focus on reducing losses and changes to our statewide lending practices. As discussed above, we began offering installment loans in our Illinois branches during second quarter 2006. Revenues in third quarter 2006 included approximately $3.3 million from the 94 branches added during the last six months of 2005 and $1.1 million from the 40 branches added during 2006.

Revenues from check cashing, title loans and other sources totaled $3.3 million during third quarter 2006, up slightly from the $2.9 million in the comparable prior year quarter. The revenue increase reflects a greater number of branches providing check cashing and associated increases in check cashing and title loan volumes. Check cashing and title loan revenues represented 3.1% and 2.9% of total revenues, respectively, for the three months ended September 30, 2006 versus 3.3% and 2.8%, respectively, for the three months ended September 30, 2005.

Branch Expenses. Total branch expenses decreased $700,000, or 2.0%, from $34.3 million during third quarter 2005 to $33.6 million in third quarter 2006. Branch-level salaries and benefits increased by $1.3 million for the three months ended September 30, 2006 compared to the same period in the prior year primarily as a result of a 10% increase in field personnel associated with our new branches.

The provision for losses declined from $14.4 million in third quarter 2005 to $11.2 million during third quarter 2006. Comparable branches totaled $9.8 million in loan losses during the third quarter 2006, while branches opened during the last six months of 2005 and the first nine months of 2006 had approximately $1.4 million in loan losses. In our comparable branches, the loss ratio was 24.0% during the third quarter 2006 versus 35.0% in the same period of the prior year. The improvement in loss experience reflects: i) the difficult collections environment during third quarter 2005 due to higher energy costs, increased bankruptcy filings and a general decline in consumer credit; and ii) the benefits of our focus in 2006 on reducing losses through loan origination-based verification procedures and through higher quality and quantity of collection calls.

Occupancy costs as a percentage of revenues increased from 12.1% to 13.6% in third quarter 2006, which reflects the high number of branches at early stages in the branch lifecycle.

Branch Gross Profit. Branch gross profit increased from $7.1 million in third quarter 2005 to $11.8 million in third quarter 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 17.2% to 25.9%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended September 30,
	2005	2006
	(in thousands)
Comparable branches	$8,952	$13,398
Branches opened in 2005 (not included in comparable branches)	(1,403)	(954)
Branches opened in 2006		(625)
Other	(419)	(63)

Total	$7,130	$11,756

Comparable branches during third quarter 2006 reported a gross margin of 32.8% versus 22.1% in the third quarter 2005, with the improvements resulting from stronger results in the majority of states partially offset by reduced gross profit due to the challenges in Illinois as discussed above. The 94 branches added during the last six months of 2005 and the 40 branches added in 2006 reported net losses of $1.0 million and $625,000, respectively.

Regional and Corporate Expenses. Regional and corporate expenses increased $800,000 during the three months ended September 30, 2006, to $7.3 million from $6.5 million in third quarter 2005. The higher level of expenses in third quarter 2006 is attributable to equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R) and to salaries associated with a 13% increase in the average number of home office and regional personnel quarter-to-quarter.

Income Tax Provision. The effective income tax rate during third quarter 2006, decreased to 40.0% from 62.7% in prior year’s third quarter. The higher rate in third quarter 2005 is due to the effect of permanent tax differences on a lower level of pre-tax income.

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

Summarized financial information for discontinued operations during the three months ended September 30, 2005 is presented below (in thousands):

Three Months Ended September 30, 2005
Total revenues	$719

Provision for losses	600
Other branch expenses	1,710

Total branch expenses	2,310

Branch gross loss	(1,591)
Other, net	147

Loss before income taxes	(1,738)
Benefit from income taxes	(684)

Loss from discontinued operations	$(1,054)

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

The following table sets forth our results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Revenues
Loan and credit service fees	$101,537	$113,089	91.5%	91.5%
Other	9,445	10,456	8.5%	8.5%

Total revenues	110,982	123,545	100.0%	100.0%

Branch expenses
Salaries and benefits	26,600	32,537	24.0%	26.3%
Provision for losses	31,315	25,816	28.2%	20.9%
Occupancy	13,396	16,804	12.1%	13.6%
Depreciation and amortization	2,309	3,700	2.1%	3.0%
Other	9,610	11,435	8.6%	9.3%

Total branch expenses	83,230	90,292	75.0%	73.1%

Branch gross profit	27,752	33,253	25.0%	26.9%

Regional expenses	6,885	8,979	6.2%	7.3%
Corporate expenses	12,215	14,513	11.0%	11.7%
Depreciation and amortization	597	978	0.5%	0.8%
Interest income, net	(438)	(315)	(0.4)%	(0.3)%
Other expense, net	711	199	0.7%	0.2%

Income from continuing operations before income taxes	7,782	8,899	7.0%	7.2%
Provision for income taxes	3,051	3,579	2.7%	2.9%

Income from continuing operations	4,731	5,320	4.3%	4.3%
Loss from discontinued operations, net of income tax	(402)		(0.4)%

Net income	$4,329	$5,320	3.9%	4.3%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2005 and 2006:

	Nine Months Ended September 30,
	2005	2006
Other Information:
Payday loan volume (in thousands)	$714,101	$761,108
Average revenue per branch	262,991	225,447

Average loan size (principal plus fee)	$360.39	$362.37
Average fees per loan	53.81	53.14

Branch Information:
Number of branches, beginning of period	371	532
De novo branches opened	136	40
Acquired branches	9
Branches closed	(4)	(8)

Number of branches, end of period	512	564

Average number of branches open during period (excluding North Carolina)	422	548

	Nine Months Ended September 30,
	2005	2006
Comparable Branch Information (a):

Total revenues generated by all comparable branches (in thousands)	$104,494	$100,402
Total number of comparable branches	340	340
Average revenue per comparable branch	$307,335	$295,300

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 21 months since December 31, 2004.

Income from continuing operations. For the nine months ended September 30, 2006, income from continuing operations was $5.3 million compared to $4.7 million for the same period in 2005. A discussion of the various components of income from continuing operations follows.

Revenues. For the nine months ended September 30, 2006, revenues were $123.5 million, an 11.3% increase from $111.0 million during the nine months ended September 30, 2005. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $761.1 million through payday loans during the nine months ended September 30, 2006, which was an increase of 6.6% over the $714.1 million during the same period in the prior year. The average loan (including fee) totaled $362.37 during the first nine months of 2006 versus $360.39 in comparable 2005. Average fees received from customers per loan declined from $53.81 in first nine months of 2005 to $53.14 in comparable 2006 due to a decline in the fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size.

As noted in the quarterly discussion, we anticipate that our fee rate will continue a modest decline as we enter into or expand in states that have lower fee structures or as rates are modified based on changing legislation, such as in Kansas and Illinois.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the year-to-date analysis as of September 30, 2006 have been open at least 21 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Comparable branches	$104,494	$100,402
Branches opened in 2005	4,548	20,886
Branches opened in 2006		1,619
Other	1,940	638

Total	$110,982	$123,545

Revenues for comparable branches (branches open at least 21 months as of September 30, 2006) decreased 3.9%, or $4.1 million, to $100.4 million for the nine months ended September 30, 2006. This decline is primarily attributable to the $4.7 million revenue decrease experienced in Illinois due to the reduced fee (from $20.32 per $100.00 to $15.50 per $100.00) and the restrictions that the legislation placed on the customer’s ability to borrow. The decline was greater than expected during the initial months after the change in regulations because our branches operated at a competitive disadvantage as we sought to strengthen relationships with state regulators in Illinois. After continued discussions with state officials, we began to offer in May 2006 a longer-term loan product to meet customer’s needs.

Our California branches also contributed to the revenue decline period-to-period for comparable branches as a result of increased competition, management’s focus on reducing losses and changes to our statewide lending practices. Partially offsetting these declines was the positive effect of changes to Kansas legislation that increased loan limits beginning on July 1, 2005.

Revenues from check cashing, title loans and other sources totaled $9.4 million and $10.5 million for the nine months ended September 30, 2005 and 2006, respectively. The revenue increase reflects a greater number of branches providing check cashing and associated increases in check cashing and title loan volumes. Check cashing and title loan revenues represented 4.2% and 2.9% of total revenues, respectively, for the nine months ended September 30, 2006 versus 4.3% and 3.0%, respectively, for the nine months ended September 30, 2005.

Branch Expenses. Total branch expenses increased $7.1 million, or 8.5%, from $83.2 million during first nine months of 2005 to $90.3 million in first nine months of 2006. Branch-level salaries and benefits increased by $5.9 million for the nine months ended September 30, 2006 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,456 for the nine months ended September 30, 2005 compared to 1,711 for the nine months ended September 30, 2006, an increase of 17.5%.

The provision for losses declined from $31.3 million for the nine months ended September 30, 2005 to $25.8 million during nine months ended September 30, 2006. Comparable branches totaled $19.1 million in loan losses for the first nine months of 2006 compared to $28.4 million in loan losses for the first nine months of 2005. Our loss ratio was 20.9% for the nine months ended September 30, 2006 versus 28.2% for the nine months ended September 30, 2005. In our comparable branches, the loss ratio was 19.0% for the nine months ended September 30, 2006. The favorable loss experience reflects the benefits of our focus on reducing losses through loan origination-based verification procedures and through higher quality and greater quantity of collection calls. As a result, we experienced a reduction in charge-offs period-to-period and our collections as a percentage of charge-offs improved to 53.4% during the nine months ended September 30, 2006 versus 46.3% in the same period of the prior year.

Occupancy costs increased from $13.4 million for the nine months ended September 30, 2005 to $16.8 million in the current year period. Occupancy costs as a percentage of revenues increased from 12.1% for the nine months ended September 30, 2005 to 13.6% in the current year, which reflects the high number of branches at early stages in the branch lifecycle. Depreciation and amortization increased by $1.4 million as a result of depreciation associated with capital expenditures for de novo branches added in 2005 and 2006.

Other costs, which include advertising and office supplies, increased by $1.8 million, primarily due to growth in the number of branches.

Branch Gross Profit. Branch gross profit increased by $5.5 million, or 19.8%, from $27.8 million for the nine months ended September 30, 2005 to $33.3 million for the nine months ended September 30, 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 25.0% to 26.9%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Comparable branches	$34,287	$38,710
Branches opened in 2005	(6,184)	(3,509)
Branches opened in 2006		(1,798)
Other	(351)	(150)

Total	$27,752	$33,253

Comparable branches for the nine months ended September 30, 2006 reported a gross margin of 38.6% versus 32.8% in the comparable prior year period, with the improvements resulting from stronger results in the majority of states and the favorable change in Kansas being partially offset by reduced gross profit due to the challenges in Illinois as discussed above. The 184 branches added during the 2005 and the 40 branches added in 2006 reported net losses of $3.5 million and $1.8 million for the nine months ended September 30, 2006, respectively.

Regional and Corporate Expenses. Regional and corporate expenses increased $4.4 million from $19.1 million during the nine months ended September 30, 2005 to $23.5 million in the current year period. The higher level of expenses in 2006 is attributable to equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R), salaries associated with a 13% increase in the average number of home office and regional personnel from September 30, 2005, higher rent expense in 2006 (due to our move to a new corporate office in April 2005) and professional fees and other costs associated with our efforts to pursue a potential acquisition.

Interest and Other Expenses. Interest income totaled $315,000 during the nine months ended September 30, 2006 compared to interest income of $438,000 during the nine months ended September 30, 2005. This decline was due to lower balances in cash and cash equivalents and short-term investments during 2006 compared to 2005. Other expenses during the nine months ended September 30, 2005 was higher than the same period in 2006 as a result of losses on the disposal of assets during 2005.

Income Tax Provision. Our provision for income taxes increased $0.5 million to $3.6 million during the nine months ended September 30, 2006 from $3.1 million during the same period in the prior year as a result of higher pre-tax income. The effective income tax rate for the nine months ended September 30, 2006 was 40.2% compared to 39.2% for the same period in the prior year.

Discontinued Operations. As noted in the quarterly discussion, in October and November 2005, we closed all 19 of our branches in North Carolina. Summarized financial information for discontinued operations during the nine months ended September 30, 2005 is presented below (in thousands):

Nine Months Ended September 30, 2005
Total revenues	$4,242

Provision for losses	1,144
Other branch expenses	3,311

Total branch expenses	4,455

Branch gross loss	(213)
Other, net	448

Loss before income taxes	(661)
Benefit from income taxes	(259)

Loss from discontinued operations	$(402)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2005	2006
Cash flows provided by (used for):
Operating activities	$14,087	$11,719
Investing activities	5,968	(4,503)
Financing activities	(2,058)	(14,923)

Net increase (decrease) in cash and cash equivalents	17,997	(7,707)

Cash and cash equivalents, beginning of year	16,526	31,640

Cash and cash equivalents, end of period	$34,523	$23,933

Cash Flow Discussion. Net cash provided by operating activities for the nine months ended September 30, 2006 was $11.7 million, approximately $2.4 million lower than the $14.1 million in comparable 2005. This decrease is primarily attributable to the 2005 tax benefits associated with the exercise of stock options and an allowance from the landlord of our corporate office for leasehold improvements, partially offset by higher net income in 2006.

Net cash used by investing activities for the nine months ended September 30, 2006 was $4.5 million, which primarily consisted of capital expenditures. The capital expenditures included $1.6 million to open 40 de novo branches in 2006, $1.7 million for renovations to existing and acquired branches, $524,000 for tenant improvements, furnishings and technology for the corporate office space, $402,000 for branches not yet open as of September 30, 2006, $400,000 for the purchase of a building in St. Louis, Missouri to be used as a branch location and other expenditures. Net investing cash inflows for the nine months ended September 30, 2005 were $6.0 million, which consisted of $28.0 million in proceeds from the sales of investments offset by the purchase of investments of $4.0 million, capital expenditures of $17.2 million and acquisition costs of $906,000.

Cash used for financing activities for the nine months ended September 30, 2006 was $14.9 million, which primarily consisted of the repurchase of 1.3 million shares of our common stock for $16.5 million partially offset by proceeds received from the exercise of stock options by employees. During the nine months ended September 30, 2005, cash outflows consisted of the repurchase 244,800 shares of our common stock for approximately $2.8 million, partially offset by proceeds received in connection with stock option exercises totaling $791,000.

Liquidity and Capital Resource Discussion. In July 2004, we repaid all outstanding indebtedness with a portion of the proceeds received from our initial public offering. The remaining portion of the proceeds from the offering is being used to pursue growth and to fund working capital needs. We believe that cash flows from operations, the remaining net proceeds from the public offering and borrowings available under our credit facility will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future. We anticipate that any remaining cash after satisfaction of operations and capital expenditure requirements will be used primarily to fund anticipated increases in payday loans, to finance new branch expansion, and to complete acquisitions.

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

On October 30, 2006, we entered into an amendment to the credit facility to amend certain terms of the credit facility and to provide for the waiver of a covenant default resulting from the repurchase of approximately $10 million of the Company’s common stock during the three months ended September 30, 2006. The amendment provides for greater flexibility in repurchasing our common stock within the parameters of the existing authorization by the board of directors.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2004 and 2005, we were able to achieve de novo unit branch growth of 18.4% and 46.9%, respectively. In addition, we acquired 29 branches and 10 branches in 2004 and 2005, respectively. During the first nine months of 2006, we opened 40 branches. We expect to open between four and seven additional branches during the fourth quarter 2006. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2005, we opened 174 de novo branches. The average cost of capital expenditures for these new branches was approximately $68,000 per branch.

For de novo branches opened during 2003 and 2004, loans receivable balances averaged approximately $80,000 at the end of the first year of operations. For 2005 de novo branches opened for at least 12 months as of September 30, 2006, loans receivable balances averaged approximately $52,000. For branches opened in 2001, 2002 and 2003, loans receivable balances averaged approximately $123,000 at the end of the second year. For those 2004 branches opened for at least 24 months as of September 30, 2006, loans receivable balances averaged approximately $87,500.

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

Common Stock Repurchase Program. In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of September 30, 2006, we have repurchased 1.6 million shares at a total cost of approximately $20.2 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, Kansas, New Mexico, Washington and Virginia represented approximately 27%, 14%, 9%, 7%, 5%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2006. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

As discussed above, legislative and regulatory changes in Illinois have adversely affected our revenues and earnings in the state during the first nine months of 2006. Illinois accounted for 8% of our total revenues for the year ended December 31, 2005. For example, comparable branch earnings from our Illinois branches in first nine months of 2006 were approximately $4.6 million lower than comparable 2005. During second quarter 2006, we began offering installment loans in our Illinois branches. However, we expect gross profit from our Illinois branches will continue to be negatively impacted during the remainder of 2006 compared to the same period in the prior year. In addition, see the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Commitments and Contingencies” for additional information concerning recently adopted regulations in New Mexico.

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

Off-Balance Sheet Arrangements

In February 2005, we entered into a marketing and servicing agreement with a Delaware chartered-state bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with the bank and began operating through a new subsidiary as a CSO in our Texas branches. Under the agreement with the bank, we provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which we were paid fees by the bank. The total revenue we earned for marketing and servicing the bank’s short-term loans during the year ended December 31, 2005 was approximately $765,000. The outstanding balance of the bank’s advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from the bank as a result of terminating our agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that we purchased on September 14, 2005 was approximately $75,000. We have provided for the entire loan balances in our allowance for loan losses as of December 31, 2005. As of September 30, 2006, the Company did not have any balance outstanding with respect to the bank’s advances and fees that the Company purchased on September 14, 2005.

As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2005, and September 30, 2006, consumers had total loans outstanding with the lender of approximately $1.0 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005 and $40,000 as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Acts”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

New Mexico Update. As previously reported, in September 2005, the New Mexico Attorney General issued proposed regulations that would have had the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. On January 23, 2006, the Attorney General purported to adopt the regulations in final form, effective February 15, 2006. We believed that the Attorney General did not have the authority to promulgate the purported regulations and that the purported regulations were in direct contravention of laws adopted by the New Mexico legislature. In February 2006, we filed a complaint in New Mexico District Court seeking temporary and permanent injunctions against the Attorney General enjoining her from taking any actions to enforce the purported regulations and sought a declaratory judgment that the purported regulations were unenforceable. In late 2005, the Attorney General also issued civil investigative demands to us and several other payday lenders in New Mexico seeking information from us as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. We filed a lawsuit against the Attorney General contesting the enforceability of the civil investigative demand issued to us. All legal proceedings with the Attorney General were stayed in expectation that the New Mexico Financial Institutions Division (FID) would issue new regulations for the payday loan industry.

As a result of new regulations promulgated by the FID, in October 2006 the parties agreed that the Attorney General would withdraw her regulations and withdraw her civil investigative demands, we and other parties to the litigation against the Attorney General would dismiss our lawsuits challenging the validity of those regulations and the validity of the civil investigative demands. While the parties have agreed to dismiss all litigation, the appropriate paperwork dismissing those cases has not yet been filed.

In June 2006, the FID promulgated new regulations, which were scheduled to go into effect on August 31, 2006. The new regulations proposed by the FID include provisions limiting loans and loan rates and include other consumer protections. Although we cannot predict the impact of any new regulations on our New Mexico operations, the regulations, if enacted, could have an adverse impact on our revenues and earnings in New Mexico. On August 30, 2006, we, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. It is expected that the FID will appeal the court’s imposition of the permanent injunction.

Missouri. On October 13, 2006, we were sued in the Circuit Court of St. Louis County, Missouri in a purported class action by Dequae Woods, one of our customers. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. We have not yet filed an answer in this lawsuit, but expect to seek dismissal of the suit and enforcement of the arbitration agreement with our customer.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Use of Proceeds. On July 21, 2004, we closed the sale of 5,000,000 shares of our common stock at a price of $14.00 per share in a firm commitment underwritten initial public offering. Through September 30, 2006, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all of our then outstanding indebtedness; (4) $30.2 million for capital expenditures and the funding of payday loan growth for 257 de novo branches opened since the offering; (5) $3.4 million for the acquisition of 39 branches since the offering; and (6) $600,000 for a potential acquisition that did not materialize. The balance of approximately $3.4 million is available to us for general corporate purposes and is held in cash and cash equivalents.

Issuer Purchases of Equity Securities. In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of September 30, 2006, we have repurchased 1.6 million shares at a total cost of approximately $20.2 million.

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31			749,700	$490,822
August 1 – August 31	850,000	$12.13	1,599,700	10,184,322	(a)
September 1 – September 30	30,500	12.86	1,630,200	9,792,092

Total	880,500	$12.15	1,630,200	$9,792,092

(a)	Reflects that the board of directors increased the authorization limit to $30 million in August 2006.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 8, 2006.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)