Form 10-K
period 2006-12-31
QC Holdings, Inc.
filed 2007-03-14
CIK 1289505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9401 Indian Creek Parkway, Suite 1500

Overland Park, Kansas 66210

913-234-5000

(Address, including zip code, and telephone number of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2006 was $73.4 million.

Shares outstanding of the registrant’s common stock as of February 28, 2007: 19,591,161

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2006

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

PART I

ITEM 1.	Business

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. Originally formed in 1984, we were incorporated in 1998 under the laws of the State of Kansas, and have provided various retail consumer products and services during our 22-year history. As of December 31, 2006, we operated 613 branches, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Over the last eight years, we have grown from 48 branches to 613 branches through a combination of acquisitions and new branch openings. During this period, we opened 409 de novo branches, acquired 227 branches and closed 71 branches. The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 1999.

	1999	2000	2001	2002	2003	2004	2005	2006
Beginning branch locations	48	122	176	204	258	294	371	532
De novo branches opened during year	5	8	22	55	45	54	174	46
Acquired branches during year	69	50	12	6		29	10	51
Branches closed during year		(4)	(6)	(7)	(9)	(6)	(23)	(16)

Ending branch locations	122	176	204	258	294	371	532	613

During 1999 and 2000, we tripled our size as a result of several acquisitions. These acquisitions were funded in part by internally generated cash flow and in part by proceeds received from a minority investor in October 1999. From 2001 through June 30, 2004, we focused primarily on de novo growth, using cash flow from operations and borrowings under a revolving credit facility to fund the expenditures required. In the second half of 2004 and 2005, we initiated an aggressive growth plan and opened 219 de novo branches and acquired 39 branches, which were funded by proceeds from our initial public offering and internally generated cash flow.

On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. ECA operates 51 payday loan branches in South Carolina. As a result of this acquisition, we have established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility.

We intend to continue our expansion through new branch development and a disciplined acquisition strategy. During 2007, we expect to open between 20 and 30 de novo branches as we target states where we can gain market share.

We also expect to close approximately 35 of our lower performing branches during the first half of 2007. The majority of the closings are a result of regulatory changes that affected the long-term profitability of each branch. The estimated cash costs to close these branches is expected to be approximately $1.2 million and the financial statement impact is estimated to total $3.3 million, which includes property write-offs and bad debts.

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

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc and QC Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

Industry Background

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. The growth of the payday loan industry has followed the increased acceptance of payday lending by state legislatures. Since 1996, the number of jurisdictions with legislation permitting or not prohibiting payday loans has grown from 6 states to 37 states and the District of Columbia. We believe that the payday loan industry is fragmented, with the 10 largest companies operating less than one-half (approximately 8,500 branches) of the total industry branches.

Payday loan customers typically are middle-income, middle-educated individuals who are a part of a young family. Research studies by the industry and academic economists, as well as information from our customer database, have confirmed the following about payday loan customers:

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

Our Services

Our primary business is offering payday loans through our network of branches. In addition, we continue to offer other consumer financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2004	2005	2006	2004	2005	2006
Revenues	(in thousands)			(percentage of revenues)
Payday loan fees	$106,648	$139,103	$152,354	90.2%	91.0%	88.4%
Check cashing fees	5,580	6,170	6,634	4.7%	4.0%	3.8%
Title loan fees	4,299	4,478	4,756	3.6%	2.9%	2.8%
Credit service fees		476	3,602		0.3%	2.1%
Installment loan fees			2,679			1.6%
Other fees	1,683	2,651	2,257	1.5%	1.8%	1.3%

Total	$118,210	$152,878	$172,282	100.0%	100.0%	100.0%

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

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the CFSA and offer no more than four consecutive renewals after the initial loan per customer. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal.

During 2006, approximately 90% of our payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 10% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 34% of items presented to the bank were collected and approximately 66% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 7% of total loan volume. Once a customer’s check is rejected for insufficient funds or any other reason, we initiate collection efforts. During 2006, our efforts resulted in approximately 55% collection of the returned items, which includes the sale of older debt for approximately $900,000. As a result, our overall provision for loan losses during 2006 was approximately 3% of total volume. On average, our overall provision for loan losses has historically ranged from 2% to 4% of total volume based on market factors and rate of unit branch growth.

In 2006, our customers averaged approximately seven two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 15 days for the year ending December 31, 2004 and 16 days for each of the years ending December 31, 2005 and 2006.

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

Other Financial Services

We also offer other consumer financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. Together, these other financial services constituted 9.8%, 9.0% and 11.6% of our revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The increase as a percentage of revenues in 2006 reflects new product offerings of credit services in our Texas branches in September 2005 and installments loans in our Illinois branches beginning in the second quarter 2006.

Closely related to the payday loan industry is the check cashing industry, a service offered in 333 of our 613 branches as of December 31, 2006. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.6%, 2.9% and 3.0% of the face amount of the check in 2004, 2005 and 2006, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 155 branches as of December 31, 2006.

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

Beginning in second quarter 2006, we started providing installment loans to customers in our Illinois branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2006 was approximately $539.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 245,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer Western Union money orders.

Locations

The following table shows the number of branches by state that were open as of December 31 from 1998 to 2006 and the current fee rate charged to customers within each state for a $100 advance.

	Current Fee (a)	December 31,
		1998	1999	2000	2001	2002	2003	2004	2005	2006
Alabama	$17.50							7	13	13
Arizona	17.65				5	14	19	31	39	40
California	17.65		29	32	36	49	53	59	90	91
Colorado	20.00				4	6	8	8	9	11
Idaho	17.00			5	5	6	6	9	12	14
Illinois (b)	15.50			14	13	27	26	26	26	22
Indiana	15.00	5	12	12	11	8	7	6	8	7
Kansas	15.00	10	10	10	10	10	13	12	21	24
Kentucky	17.65				7	9	10	11	13	13
Louisiana	20.12				2	3	5	4	5	4
Mississippi	21.95	4	6	6	8	7	7	7	7	7
Missouri	18.00	23	30	33	35	39	47	61	93	97
Montana	20.00								2	3
Nebraska	17.65								8	12
Nevada	20.00			3	4	5	5	4	4	5
New Mexico	20.00			15	16	19	19	19	20	21
North Carolina (c)	18.00	6	22	23	24	24	20	21
Ohio	15.00								27	31
Oklahoma	15.00							25	25	24
Oregon	20.00		7	7	7	4	4	5	11	11
South Carolina	15.00			2	2	3	3	8	11	62
Texas (d)	20.00								18	26
Utah	17.00			9	9	10	12	12	19	19
Virginia	15.00					6	15	17	20	23
Washington	15.00		6	5	6	6	9	12	24	26
Wisconsin	22.00					3	6	7	7	7

Total		48	122	176	204	258	294	371	532	613

(a)	Represents the payday loan fee for the first $100 advance for 14 days as of December 31, 2006, except for North Carolina and Texas – see notes (c) and (d). Some states have lower fees for loans in excess of $100.
(b)	Beginning in second quarter 2006, we started providing installment loans to customers in our Illinois branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms of five to six months. The fee charged for an installment loan is $30 per $100 borrowed per month.
(c)	Represents the fee charged by the lending bank. All branches in North Carolina were closed in October and November 2005 and the agreement with the lending bank was terminated.
(d)	Represents the fee charged by our credit services organization subsidiary for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

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

Generally, branch closings have been associated with negative changes in the regulation environment and acquired branches that overlapped existing locations or that were located in areas where we believed long-term potential was minimal. We review the financial metrics of each branch to determine if trends exist with respect to declining loan volumes and revenues that might require the closing of the branch. In those instances, we evaluate the need to close the branch based on several factors, including the length of time the branch has been open, geographic location, competitive environment, proximity to another one of our branches and long-term market potential. We closed six branches in 2004, 23 branches in 2005 and 16 branches in 2006. The higher level of branch closings in 2005 was primarily due to our decision to close all 19 of our North Carolina branches due to the difficult operating environment in North Carolina, as discussed above. During first quarter of 2007, we anticipate that we will close approximately 35 branches due to the under-performing financial metrics and difficult operating environments of these branches.

Branches located in the states of Missouri, California, Arizona, Kansas and New Mexico represented approximately 27%, 14%, 9%, 7% and 5%, respectively, of total revenues for the year ended December 31, 2006.

For the year ended December 31, 2005, revenues from our Illinois branches represented approximately 8% of our total revenues. In June 2005, the state of Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Total revenues from our Illinois branches declined from $11.8 million in 2005 to $5.9 million in 2006. During second quarter 2006, we began offering installment loans in our Illinois branches, which generated $2.7 million of revenues during 2006.

We currently have purported class action lawsuits filed against us in Missouri and Arizona and other regulatory proceedings in New Mexico. See the additional discussion in Item 3 “Legal Proceedings” of this report.

Comparable Branches, De Novo Branch Economics and Acquisitions

We evaluate our branches based on revenue growth and branch gross profit, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2005 and 2006 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/ Branch/Month
		2005	2006	% Change	2005	2006
		(in thousands)			(in thousands)
Pre - 1999	36	$26,310	$28,462	8.2%	$61	$66
1999	44	21,562	19,571	(9.2)%	41	37
2000	49	22,136	19,293	(12.8)%	38	33
2001	31	13,744	13,541	(1.5)%	37	36
2002	55	25,189	20,163	(20.0)%	38	31
2003	43	15,917	16,524	3.8%	31	32
2004	77	14,844	18,582	25.2%	16	20
2005	181	9,203	30,186	228.0%	6	14
2006	97		4,509			17

Sub-total	613	148,905	170,831	14.7%	$20	$23

Closed branches		3,973	1,451

Continuing operations		$152,878	$172,282	12.7%

The following table summarizes our gross profit (loss), gross margin and loss ratio (losses as a percentage of revenues) of branches for the years ended December 31, 2005 and 2006 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio %
		2005	2006	2005	2006	2005	2006
		(in thousands)
Pre - 1999	36	$11,331	$14,003	43.1%	49.2%	26.0%	21.2%
1999	44	7,257	7,638	33.7%	39.0%	26.2%	17.2%
2000	49	8,877	6,848	40.1%	35.5%	20.5%	22.3%
2001	31	5,609	5,996	40.8%	44.3%	21.1%	18.2%
2002	55	10,064	7,056	40.0%	35.0%	24.1%	23.8%
2003	43	4,836	6,864	30.4%	41.5%	28.1%	18.7%
2004	77	(1,066)	4,504	(7.2)%	24.2%	39.3%	18.0%
2005	181	(9,032)	(2,957)	(98.1)%	(9.8)%	50.6%	30.6%
2006	97	(746)	(1,872)		(41.5)%		37.4%

Sub-total	613	37,130	48,080	24.9%	28.1%	27.5%	22.5%

Branches not yet open		(378)	(731)
Closed branches		(380)	(561)
Other (a)		543	1,366

Continuing operations		$36,915	$48,154	24.1%	28.0%	27.1%	21.5%

(a)	2006 includes the sale of older debt for approximately $900,000.

Comparable Branches

We define comparable branches as those branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2006 have been open at least 24 months. We evaluate changes in comparable branch financial metrics on a routine basis to assess operating efficiency. During 2004 and 2005, our revenues from comparable branches increased by 17.1% and 11.4%, respectively, over the prior year. During 2006, our comparable branches declined by 2.6% primarily due to a $4.8 million revenue decrease in Illinois as a result of the legislation that reduced the fee and placed restrictions on the customer’s ability to borrow. Our branches in California also contributed to the decline in 2006 comparable branch revenues due to increased competition, management’s focus on reducing losses and changes to our statewide lending practices.

The following table summarizes certain financial information for our comparable branches:

2006 to 2005:	2005	2006
($ in thousands)
Total number of comparable branches	335	335
Total revenues	$139,702	$136,136
Average revenue per comparable branch	417	406
Total provision for losses	36,292	27,418
Branch gross profit	46,908	52,909
Loss ratio	26.0%	20.1%
Branch gross margin	33.6%	38.9%

De Novo Branches

Since 1998, 64% of our growth has occurred through opening 409 de novo branches. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. We monitor newer branches for their progress to profitability and loan growth.

The following table summarizes our ramp up of revenues for our de novo branches opened since January 1, 2000, during their initial months of operation For additional information on de novo branches, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Year Opened	Number of Branches	Average Cumulative Revenues for Initial Months of Operations
		First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
	(in thousands)
2000	8	$50	$175	$327	$497	$879	$1,342
2001	22	68	195	362	550	974	1,460
2002	51	74	220	399	602	1,054	1,448
2003	43	50	157	303	479	854
2004	51	48	151	271	393
2005 (a)	171	34	106	218
2006 (b)	46	47

(a)	For First 18 Months, calculation is only for the 95 branches that were open for the whole 18 months.
(b)	For First 6 Months, calculation is only for the 31 branches that were open for the whole 6 months.

The following table summarizes our ramp up of gross profits for our de novo branches during their initial months of operation.

Year Opened	Number of Branches	Average Cumulative Gross Profit (Loss) for Initial Months of Operations
		First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
	(in thousands)
2000	8	$(28)	$(1)	$34	$101	$239	$436
2001	22	(42)	(19)	39	115	312	537
2002	51	(25)	15	90	176	362	510
2003	43	(43)	(26)	11	62	197
2004	51	(49)	(54)	(39)	(11)
2005 (a)	171	(55)	(75)	(61)
2006 (b)	46	(52)

(a)	For First 18 Months, calculation is only for the 95 branches that were open for the whole 18 months.
(b)	For First 6 Months, calculation is only for the 31 branches that were open for the whole 6 months.

Acquisitions

From 1998 through 2006, we acquired 227 branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. We acquired 29 branches in 2004 and 10 branches in 2005. Effective December 1, 2006, we acquired all the issued and outstanding membership interests in ECA for approximately $16.3 million, net of cash acquired. ECA operates 51 payday loan branches in South Carolina. We intend to continue to evaluate acquisition opportunities presented to us for the potential to provide immediate cash flow and market share, to leverage our current field and corporate management structure and to add experienced managers and employees.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing function is focused on strategically positioning us as a leader in the payday lending marketplace. Our marketing department oversees direct mail offerings to current, former and prospective customers, as well as engages in building and supervising branch-level marketing programs. Branch-level efforts include flyers, coupons, special offers, local direct mail, radio, television or outdoor advertising. In conjunction with marketing partners, we develop promotional materials, and maintain a considerable presence in Yellow Page directories throughout the country.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, record-keeping and reporting. We have one point-of-sale system utilized by all of our branches as of December 31, 2006, except for the 51 ECA branches acquired in December 2006. We expect to convert the ECA branches to our point-of-sale system during the first half of 2007. We work closely with our point-of-sale software vendor to enhance and continually update the application.

Our system provides our branches with customer information and history to enable our customer service representatives to perform transactions in an efficient manner. The integration of this system allows for the accurate and timely reporting of information for corporate and field administrative staff. Information is distributed from our point-of-sale system to our corporate accounting systems to provide for daily reconciliation and exception alerts.

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

To protect against robbery, most branch employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each branch include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include identical alarm systems in all branches, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

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

•

We have a consistent branch management strategy throughout the company that stresses the importance of a direct personal relationship with our customers — from the first time a customer is greeted by the customer service representative at a branch, through the loan application process, and extending to the collection process. Our experience has taught us that treating customers in a positive, respectful manner creates customer loyalty. We incorporate collections into our customer service process by generally having the same branch personnel who initiated the loan make the initial customer service calls to collect past due loans.

•

We also believe that our customers expect quick and efficient service. Therefore, we strive to minimize the time it takes to complete a payday loan transaction by offering a convenient lending policy that facilitates quick and efficient service for our customers, while maximizing our payday loan volume. To obtain a payday loan from us, a customer must complete a loan application, maintain a personal checking account, have a source of income and not otherwise be in default on a loan from us. Once the initial application and loan process is completed, future transactions can be processed in only a few minutes. We believe that this process improves the customer experience and increases customer loyalty. We believe that our loan process and convenient lending practices also result in favorable “word-of-mouth” advertising, thereby increasing loan volume in our branches.

Regulations

We are subject to regulation by federal, state and local governments that affect the products and services we provide. In general, these regulations are designed to protect consumers who deal with us and not to protect our stockholders.

Regulation of Payday Lending

Our payday lending and other consumer lending activities are subject to regulation and supervision primarily at the state and federal levels. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday lender where required and are subject to various state regulations regarding the terms of our payday loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that act, as well as the disclosure requirements of certain state statutes (which are usually similar or equivalent to those federal disclosure requirements). The state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. In 2006, two measures passed that effectively preclude payday loans. In Oregon, a ballot initiative added a provision to the state constitution that placed a 36% cap on payday loans, which goes into effect July 1, 2007, thus effectively banning payday loans in Oregon as of that date. Similarly, effective October 1, 2007, a new federal law prohibits loans of any type to members of the military and their family with charges in excess of 36% per annum. Again, this federal legislation has the practical effect of banning payday lending to the military. Similarly, payday loan legislation in Illinois, which took effect in December 2005, had the practical effect of severely limiting payday loans in that state. Likewise, the state of Georgia in 2004 enacted a law banning payday loans in that state.

We intend to continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. These types of legislative or regulatory actions have had and in the future could have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to expand.

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

In February 2005, we entered into a separate arrangement with a different Delaware state-chartered bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with that bank and began operating as a credit services organization in our Texas branches. The two Delaware banks for which we previously acted as a marketing and servicing provider are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the FDIC. The decision to close our branches in North Carolina and to terminate our agreement with the Delaware bank offering loans in Texas reflected the difficult operating environment associated with guidelines issued by the FDIC. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketing and servicing provider of the bank’s payday loans in July 2003 and issued revised guidelines in March 2005. The updated FDIC guidelines also imposed various limitations on bank payday loans, which effectively limited the benefits of the bank agency model in places like North Carolina and Texas. In February 2006, the FDIC reportedly advised FDIC-insured banks that they could no longer offer payday loans through marketing and servicing agents.

As a result of our prior arrangements with the two Delaware banks, our activities regarding loans made by those banks are also subject to examination by the FDIC and the other regulatory authorities to which the banks are subject. To the extent an examination involves review of those loans and related processes, the regulatory authority may require us to provide requested information and to grant access to our pertinent locations, personnel and records.

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

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet certain minimum bonding and/or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate 91 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments with cash in amounts from $3,000 to $10,000. The records maintained must contain certain information about the purchaser(s), with different requirements for transactions involving customers with deposit accounts and those without deposit accounts. The rule states that no sale may be completed unless the required information is obtained. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

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

Zoning and Other Local Regulation

We are also subject to increasing levels of zoning and other local regulations, such as regulations affecting the granting of business licenses. Certain municipalities have used or are attempting to use these types of regulatory authority to restrict the growth of the payday loan industry. These zoning and similar local regulatory actions can affect our ability to expand in that municipality and may affect a seller’s ability to transfer licenses or leases to us in conjunction with an acquisition.

Employees

On December 31, 2006, we had 2,017 employees, consisting of 1,751 branch personnel, 133 field managers and 133 corporate office employees.

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

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (EDGAR) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on our website at www.qcholdings.com as soon as it is reasonably practical after each filing has been made with, or furnished to, the SEC. The SEC filings and additional information about QC Holdings, Inc. can be obtained under the “Investor Relations” section of our website. The contents of these websites are not incorporated into this report. Further, our references to the URL’s for these websites are intended to be inactive textual references only.

ITEM 1A.	Risk Factors

The payday loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2006, 37 states and the District of Columbia had legislation permitting or not prohibiting payday loans (including Oregon, which currently has permissive legislation but will effectively ban payday lending as of July 1, 2007, under a recently passed ballot initiative). As of December 31, 2006, we made payday loans directly in 24 of these 37 states (including Oregon). The remaining 13 of the 50 states did not have laws specifically authorizing the payday loan business. Until November 2005, we marketed and serviced payday loans for a lending bank in one of these 13 states (North Carolina). In November 2005, we ceased marketing those loans and ceased operations in North Carolina. In February 2005, we began doing business in Texas, serving as a marketing and servicing agent through our new payday loan branches in that state for a second lending bank that makes payday loans to its customers in Texas. In September 2005, we discontinued marketing and servicing loans for the third-party bank in Texas and began doing business in Texas as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in 2006, Oregon passed a ballot initiative that caps interest rates and origination fees on payday loans at 36%, among other provisions. This ballot initiative becomes effective July 1, 2007, and will effectively ban payday lending in Oregon. Similarly, in May 2004, a new law became effective in Georgia that effectively prohibits direct payday lending in the. In recent years, including 2007, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws (with a sunset of 2009 for the current Mississippi law and a sunset of 2010 for the current Arizona law) that require renewal of the laws by the state legislatures at periodic intervals. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states could have a material and adverse effect on our revenues and earnings.

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

Additionally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes. For instance, in September 2005 the New Mexico Attorney General promulgated regulations that would have had the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday lending in New Mexico, as discussed further under Item 3, “Legal Proceedings.” Similarly, we and other payday lenders operated and were licensed in Indiana under a state law that was generally interpreted to permit payday loans. In January 2000, the Indiana Attorney General issued an opinion that this statute did not allow payday lending. Following the issuance of this opinion, we were sued in two class action lawsuits alleging violations of this statute as interpreted by the Attorney General. We settled the lawsuits for an aggregate of approximately $1.0 million in 2001. In addition, we materially reduced operations in Indiana for approximately eight months, until the law was amended to permit payday lending. During this time, we incurred approximately $1.0 million of operating losses from our Indiana branches.

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

Future interpretations of state law in other jurisdictions or promulgation of regulations or new interpretations, similar to the actions in New Mexico, the prior interpretation by the Indiana Attorney General or the recent ruling by the North Carolina Commissioner of Banks, could have an adverse impact on our ability to offer payday loans in those states and an adverse impact on our earnings.

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

Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically. These efforts culminated in federal legislation in 2006 that limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to 36% per annum. The military lending prohibition becomes effective October 1, 2007. We estimate that in 2006, approximately 2% of our revenue came from loans to members of the military or their families. Future federal legislative or regulatory action that restricts or prohibits payday loans, could have a material adverse impact on our business, results of operations and financial condition.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions accelerated in 2006. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks recently issued a ruling in which it determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated various North Carolina consumer statutes. Although we determined to discontinue our operations in North Carolina prior to the time that decision was issued, the pendency of that matter, among many other factors, caused us to close our North Carolina operations in 2005.

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

We are also subject to litigation in Arizona and Missouri in which each plaintiff alleges various violations of the state lending laws, as described below under Item 3 “Legal Proceedings.” We are likely to be subject to similar proceedings in the future. The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of any lawsuits or proceedings, even if we were successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

While we have completed only one larger acquisition since our initial public offering in July 2004, we continue to evaluate acquisition opportunities as a regular part of our business. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties integrating a workforce that understands and implements our vision of customer service and our Operational Excellence program;

•	difficulties associated with expanding into new or related businesses as part of an acquisition;

•	difficulties integrating acquired operations or services;

•	the risk of the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (to the extent used to finance acquisitions);

•	incurrence of indebtedness (to the extent used to finance acquisitions);

•	assumption of known and unknown contingent liabilities;

•	the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

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

Our branches operate in 25 states. For the year ended December 31, 2006, revenues from our branches located in Missouri, California, Arizona, Kansas and New Mexico represented approximately 62% of our total revenues. Revenues from Missouri and California represented 27% and 14%, respectively, of our total revenues for the year ended December 31, 2006. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Revenues from our Illinois branches declined from $11.8 million during 2005 to $5.9 million during 2006.

We currently have purported class action lawsuits filed against us in Missouri and Arizona and other legal and regulatory proceedings in New Mexico. See the additional discussion in Item 3 “Legal Proceedings” of this report. An adverse decision in any of these states could materially and adversely affect our financial condition and results of operations.

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

Our business will continue to be affected by a number of factors, including the various risk factors set forth in this section, any one of which could substantially affect our results of operations for a particular fiscal quarter. Our quarterly results of operations can vary due to:

•	fluctuations in payday loan demand;

•	acceleration or deceleration of our rate of unit branch growth;

•	fluctuations in our loan loss experience;

•	fluctuations in our revenue growth;

•	changes in broad economic factors, such as energy prices, average hourly wage rates, inflation or bankruptcy; and

•	regulatory and legislative activity restricting our business.

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

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, installment loans, credit services, money transfers and money orders, which accounted for approximately 11.6% of our revenues in 2006. If we are unable to maintain and grow the operating revenues from our payday loan business, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are branch location and customer service. We face intense competition in the payday loan industry, and we believe that the payday lending market is becoming more competitive as this industry matures and begins to consolidate. The payday loan industry has low barriers to entry, and new competitors may enter the market easily. We currently compete with services, such as overdraft protection offered by traditional financial institutions, and with other payday loan and check cashing branches and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a rapidly growing internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

General economic conditions affect our loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown.

Provision for losses is one of our largest operating expenses, constituting 21.5% of total revenues for the year ended December 31, 2006, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Any changes in economic factors that adversely affect our customers could result in higher loan loss experiences than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe that the significant spike in gasoline prices in late summer 2005 adversely affected our loan loss experience in third quarter 2005. Although it is difficult to measure, high energy prices, particularly relating to home heating, may continue to have an adverse effect on our loan losses.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. At the end of each period, management considers recent collection history to develop expected loss rates, which are used to establish the allowance for loan losses. Our allowance for loan losses was $3.0 million on December 31, 2006. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

Because we maintain a significant supply of cash in our branches, we may experience losses due to employee error and theft.

Because our business requires us to maintain a significant supply of cash in our branches, we are subject to the risk of cash shortages resulting from employee error and theft. We periodically experience employee error and theft in branches, which can significantly increase the operating losses of those branches for the period in which the employee error or theft is discovered. We self-insure for employee error or theft at the branch level. If our controls to limit our exposure to employee error and theft at the branch level and at our corporate headquarters do not operate effectively or are structured ineffectively, our financial condition and results of operations could be adversely affected.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2006, we sustained approximately 49% turnover among our branch managers and approximately 132% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs and could restrict our ability to grow.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote in excess of 59% of our outstanding common stock as of December 31, 2006. Don Early, our Chairman of the Board and Chief Executive Officer, alone owned approximately 41.4% of our outstanding common stock as of December 31, 2006. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2006, our officers and directors held approximately 11.6 million shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, two of our largest stockholders, who own more than 50% of our outstanding shares, have demand registration rights, which permit them to require the company to register all or any part of those shares for resale by those stockholders. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 20,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

We intend to consider opportunities to acquire payday loan companies or other businesses. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing stockholders’ investments could be diluted. Furthermore, we may decide to incur debt to fund all or part of the costs of an acquisition. For example, we borrowed $16.3 million on our revolving credit facility to finance the acquisition of 51 branches in December 2006. We may issue shares of common stock to reduce acquisition-related debt or to provide funds for future acquisitions. The issuance of additional shares of common stock for those purposes would also dilute our existing stockholders’ investments.

Our anti-takeover provisions could prevent or delay a change in control of our company even if the change of control would be beneficial to our stockholders.

Provisions of our articles of incorporation and bylaws as well as provisions of Kansas’s law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if the change in control would be beneficial to our stockholders. These provisions include:

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In the opinion of management, the corporate office space leased is adequate for existing and foreseeable future operating needs. Prior to April 2005, our corporate headquarters were located in a 10,000 square foot company-owned building located in Kansas City, Kansas. We are evaluating alternatives with respect to the former headquarters and currently use it as storage and a back-up training facility. In addition, we own three branch locations, in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi. All our other branch locations are leased. Our average branch size is approximately 1,300 square feet with average rent of approximately $2,000 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

ITEM 3.	Legal Proceedings

Arizona. In 2005, one of our Arizona customers filed a lawsuit against us in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of our lending practices in Arizona on a variety of theories, alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law. We removed the case to federal court and filed a motion to compel arbitration. The Magistrate Judge granted our motion to compel arbitration, but found our class action waiver in the arbitration agreement signed by the customer to be unconscionable. The result of this decision is that he compelled the parties to consider the issue of class action standing in arbitration. We have appealed this ruling to the District Court judge, and we await his ruling.

Missouri. On October 13, 2006, one of our Missouri customers sued us in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. We have not filed an answer, but have moved to compel arbitration of this matter. Plaintiff has secured the right to have discovery regarding our arbitration provision, however, prior to the court’s ruling on our motion. We anticipate that the court will consider our motion to compel arbitration some time this summer.

New Mexico. In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. In January, 2006, the Attorney General purported to adopt the regulations in final form, effective February 15, 2006. We believe that the Attorney General does not have the authority to promulgate the purported regulations and that the purported regulations are in direct contravention of laws adopted by the New Mexico legislature. On February 10, 2006, we filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District Court in Bernalillo County, New Mexico. In this suit, we sought temporary and permanent injunctions against the Attorney General enjoining her from taking any actions to enforce the purported regulations and seeking a declaratory judgment that the purported regulations are unenforceable. The New Mexico Attorney General has also issued civil investigative demands to us and several other payday lenders in New Mexico seeking information from us as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. We filed a lawsuit against the Attorney General contesting the enforceability of the civil investigative demand issued to us.

The Attorney General and the parties to the two lawsuits against the Attorney General (including us) agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. Either the New Mexico Attorney General or the other parties (including us) to the cases filed against the New Mexico Attorney General may reactivate either or both cases against the Attorney General upon 15 days notice to the other parties in that case, in which case the matter would be heard in court.

In June 2006, the FID promulgated new regulations, which were scheduled to go into effect on August 31, 2006. The new regulations proposed by the FID included provisions limiting loans and loan rates and included other consumer protections. Although we cannot predict the impact of any new regulations on our New Mexico operations, the regulations, if enacted, could have an adverse impact on our revenues and earnings in New Mexico. On August 30, 2006, we, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. The FID is appealing the court’s imposition of the permanent injunction, although the parties have not yet completed briefing on the issue.

North Carolina. On February 8, 2005, QC Holdings, Inc., two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of our North Carolina branches in fourth quarter 2005. The lawsuit alleges that the we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. This case is in the preliminary stages.

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against us, have appealed that ruling. The judge handling the lawsuit against us in North Carolina is the same judge who issued these three orders in December 2005. We have not had a ruling on the similar pending motions by the plaintiffs and us in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on our motion to enforce arbitration in North Carolina during the pendency of that appeal. In January 2007, the North

Carolina Supreme Court heard the appeal in the three companion cases, although it is unknown when the court will issue its ruling.

Other Matters. We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including customer bankruptcy and employment-related matters. We believe the likely outcome of these other cases and proceedings will not be material to our business or our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market (previously NASDAQ National Market) under the ticker symbol “QCCO.” The following table sets forth the high and low prices for each of the completed quarters since January 1, 2005:

2006	High	Low
First quarter	$13.43	$11.10
Second quarter	15.60	12.12
Third quarter	15.31	11.75
Fourth quarter	16.33	11.15

2005	High	Low
First quarter	$19.35	$14.00
Second quarter	15.40	10.91
Third quarter	17.10	12.65
Fourth quarter	14.09	11.12

The year-end closing prices of our common stock for 2006 and 2005 were $15.96 and $11.53, respectively.

Holders

As of February 28, 2007 there were approximately 810 holders of record and beneficial owners of our common stock.

Dividends

On June 9, 2004, prior to our initial public offering, our board of directors effected a 10 for 1 stock split in the form of a stock dividend.

On December 14, 2006, our board of directors declared a cash dividend of $0.10 per share. The dividend of approximately $2 million was paid on February 15, 2007, to shareholders of record as of January 31, 2007. This was our first dividend since our initial public offering in July 2004. Prior to the public offering, we paid approximately $3.1 million of cash dividends in the first two quarters of 2004. We did not pay any dividends during 2005.

The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2006.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,541,000	$10.32	1,169,210
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,541,000	$10.32	1,169,210

As of December 31, 2006, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an option to purchase 200,000 shares of common stock granted to Mr. Robert L. Albin, an officer of the company. The stock options granted to Mr. Albin were pursuant to a prior consulting agreement with us. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, our common stock.

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

Through December 31, 2006, the $70.0 million in gross proceeds raised by us in the public offering were used as follows: (1) $4.9 million for underwriting discount; (2) $1.4 million for offering fees and expenses; (3) $26.1 million to repay principal on all our then outstanding indebtedness; (4) $34.2 million for capital expenditures and the funding of payday loan growth for 263 de novo branches opened since the offering; and (5) $3.4 million for the acquisition of 39 branches. As of December 31, 2006, we have used all the proceeds from the public offering.

Stock Repurchases

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	—	1,630,200	$9,792,092
November 1 – November 30	—	—	1,630,200	9,792,092
December 1 – December 31	—	—	1,630,200	9,792,092

In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $30 million and extended the program, originally announced May 12, 2005, through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of December 31, 2006 we have repurchased 1.6 million shares at a total cost of approximately $20.2 million.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total shareholder returns for the company since our initial public offering in July 2004 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on July 16, 2004. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Advance America, Cash Advance Centers, Inc., Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name/Index	7/16/2004	12/31/2004	12/31/2005	12/31/2006
QC Holdings, Inc.	$100.00	$136.86	$82.36	$114.00
NASDAQ U.S. Index	100.00	115.66	118.12	130.26
Peer Group	100.00	139.16	97.75	172.69

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. All share and per share information has been restated to reflect the 10 for 1 stock split in the form of a stock dividend that the board of directors approved on June 9, 2004.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Revenues:
Payday loan fees	$56,509	$81,195	$106,648	$139,103	$152,354
Other	11,032	11,720	11,562	13,775	19,928

Total revenues	67,541	92,915	118,210	152,878	172,282

Branch expenses:
Salaries and benefits	13,863	19,605	25,043	38,073	44,027
Provision for losses	14,487	19,908	24,422	41,417	37,027
Occupancy	7,662	10,020	11,731	19,062	22,686
Depreciation and amortization	899	1,346	1,617	3,890	4,918
Other	5,866	6,848	9,499	13,521	15,470

Total branch expenses	42,777	57,727	72,312	115,963	124,128

Branch gross profit	24,764	35,188	45,898	36,915	48,154
Regional expenses	4,616	5,151	6,915	9,364	11,941
Corporate expenses	4,801	6,286	9,743	16,221	19,514
Depreciation and amortization	240	537	753	856	1,379
Interest expense (income), net	830	878	451	(476)	(317)
Other expense (income), net	16	(11)	(291)	715	338

Income from continuing operations before income taxes	14,261	22,347	28,327	10,235	15,299
Provision for income taxes	5,587	8,605	10,790	3,912	6,090

Income from continuing operations	8,674	13,742	17,537	6,323	9,209
Discontinued operations, net of income tax	(839)	182	942	(944)

Net income	$7,835	$13,924	$18,479	$5,379	$9,209

Earnings (loss) per share (a):
Basic
Continuing operations	$0.46	$0.40	$0.98	$0.31	$0.46
Discontinued operations	(0.05)	0.01	0.05	(0.05)

Net income	$0.41	$0.41	$1.03	$0.26	$0.46

Diluted
Continuing operations	$0.45	$0.38	$0.91	$0.29	$0.45
Discontinued operations	(0.04)	0.01	0.05	(0.04)

Net income	$0.41	$0.39	$0.96	$0.25	$0.45

Weighted average number of common shares outstanding (a):
Basic	18,915,000	15,934,673	15,863,948	20,507,975	19,980,884
Diluted	19,256,263	16,436,429	16,970,374	21,447,644	20,627,105
Cash dividends declared per share		$0.03	$0.20		$0.10

	Year Ended December 31,
	2002	2003	2004	2005	2006
Operating Data:
Branches (at end of period)	258	294	371	532	613
Percentage change in comparable branch revenues from prior year (b)	8.5%	13.6%	17.1%	11.4%	(2.6)%

Payday loans:
Loan volume (in thousands)	$382,128	$558,503	$743,811	$985,219	$1,051,961
Average loan (principal plus fee)	288.53	314.14	337.97	361.79	363.42
Average fee	44.11	47.76	50.99	53.83	53.08

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,991	$9,497	$16,526	$31,640	$23,446
Loans receivable, less allowance for losses	26,619	35,933	49,385	52,778	66,018
Total assets	51,045	64,929	118,436	128,139	142,947

Current debt	8,893	10,974			16,300
Liability for mandatory stock redemption		17,000
Long-term debt	7,771	18,880
Shares subject to redemption	11,000
Stockholders’ equity	16,665	9,333	106,292	110,816	104,788

(a)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. During 2003 and through June 30, 2004, we used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders.

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Income from continuing operations	$8,674	$13,742	$17,537	$6,323	$9,209
Less: reduction to retained earnings in connection with shares subject to redemption (i)		(5,296)
Less: dividend and participation rights associated with mandatory stock redemption (ii)		(2,095)	(2,025)

Income from continuing operations available to common stockholders	$8,674	$6,351	$15,512	$6,323	$9,209

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Discontinued operations, net of income tax	$(839)	$182	$942	$(944)
Less: dividend and participation rights associated with mandatory stock redemption (ii)		(67)	(110)

Income (loss) from discontinued operations available to common stockholders	$(839)	$115	$832	$(944)

Income available to common stockholders	$7,835	$6,466	$16,344	$5,379	$9,209

	Year Ended December 31,
	2002	2003	2004	2005	2006
Weighted average number of actual common shares outstanding	18,915,000	18,137,718	17,664,107	20,507,975	19,980,884
Less: weighted average number of shares from mandatory stock redemption (ii)		(2,203,045)	(1,800,159)

Weighted average basic common shares outstanding	18,915,000	15,934,673	15,863,948	20,507,975	19,980,884
Incremental shares from assumed conversion of stock options and unvested restricted stock	341,263	501,756	1,106,426	939,669	646,221

Weighted average diluted common shares outstanding	19,256,263	16,436,429	16,970,374	21,447,644	20,627,105

Earnings (loss) per share
Basic
Continuing operations	$0.46	$0.40	$0.98	$0.31	$0.46
Discontinued operations	(0.05)	0.01	0.05	(0.05)

Net income	$0.41	$0.41	$1.03	$0.26	$0.46

Diluted
Continuing operations	$0.45	$0.38	$0.91	$0.29	$0.45
Discontinued operations	(0.04)	0.01	0.05	(0.04)

Net income	$0.41	$0.39	$0.96	$0.25	$0.45

(i)	With respect to the year ended December 31, 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2003, the Stockholders Agreement was amended to increase our obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of increase in the carrying amount of the shares subject to redemption associated with this obligation that was charged directly to retained earnings is included as a reduction to income available to common stockholders.
(ii)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which we adopted on July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share. The Stockholders Agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.
(b)	Comparable branches are branches that were open during the full periods for which a comparison is being made. For the annual analysis as of December 31, 2006, comparable branches are those that were open for at least 24 months on that date.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes included as Item 8 of this report.

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc and QC Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. We operated 613 branches in 25 states at December 31, 2006. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a CSO on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees and occupancy expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2006 have been open at least 24 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

With respect to our cost structure, salaries and benefits are one of our largest costs and are driven primarily by the addition of branches throughout the year and growth in loan volumes. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as 10 companies operate approximately 8,500 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We are actively identifying possible branch locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. In the last five years, we have opened 374 new branches, acquired 96 branches and closed 61 branches.

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

KEY DEVELOPMENTS

Acquisition of Express Check Advance of South Carolina, LLC. On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. ECA operates 51 payday loan branches in South Carolina. As a result of the acquisition, we have established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility.

Changes in fee rates for Illinois and Kansas. In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Total revenues from our Illinois branches declined from $11.8 million during 2005 to $5.9 million during 2006.

Beginning in second quarter 2006, we started providing installment loans to our customers in our Illinois branches, which generated $2.7 million of revenues during 2006. The installment loans are payable in monthly installments with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2006 was approximately $539.

Effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15 per $100 up to a maximum loan of $500 per customer every two weeks. Previously, the fee allowed in Kansas was $15 for the first $100 borrowed and less than $10 for each incremental $100 borrowed thereafter. Revenues from our Kansas branches improved from $6.6 million during 2005 to $11.5 million during 2006.

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

Revenue Recognition

We record revenue from payday loans and title loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, we record an estimate of the unearned revenue, which results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

We record revenues from installment loans using the simple interest method. With respect to our CSO services in Texas, we earn a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan.

Generally, we recognize revenue for our other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

Provision for Losses and Returned Item Policy

We record a provision for losses associated with loans made to customers when checks presented to the bank for payment are returned as uncollected. On the date we receive a returned check, all accrued fees, interest and outstanding principal are charged off, generally within 16 days after the due date of the loan. Accordingly, the loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan. We aggregate payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume).

Beginning on July 1, 2005, we revised our methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The current and expected future effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, title and installment loan losses to total payday, title and installment loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, title and installment loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic, macroeconomic or demographic developments.

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

We aggregate payday loans, title loans and installment loans for purposes of computing the loss allowance. We believe that aggregation is appropriate based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 4% of total loan volume). Our experience has been that a separate calculation of our payday, title and installment loan loss allowances would yield a substantially similar result to the combined calculation. If the allowance for loan losses was at the high end of this percentage range, when applied to accounts receivable as of December 31, 2005 and December 31, 2006, the allowance for loan losses would have increased by approximately $550,000 and $400,000, respectively.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$1,090	$1,520	$1,705
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	430	185	1,277

Balance, end of year	$1,520	$1,705	$2,982

Provision for losses
Charge-offs to expense	$48,916	$74,237	$76,232
Recoveries	(24,901)	(33,195)	(40,472)
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	407	375	1,267

Total provision for losses	$24,422	$41,417	$37,027

(a)	Amounts differ in 2004 and 2005 due to the exclusion of the North Carolina operations in the provision for losses table and differ in 2005 and 2006 due to the inclusion of changes in the credit services organization liability in the provision for losses table.

Our business is seasonal due to the fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. For a typical branch, the loss ratio is typically lower in the first quarter of the year due to improved collection experience associated with our customers’ receipt of income tax refunds. The loss ratios for the second and third quarters of each year generally trend higher due to moderate volume activity, and the fourth quarter typically finishes somewhere in between the other quarters as a result of holiday driven loan volumes.

Accounting for Leasehold Improvements

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease life plus reasonably assured renewals have generally ranged from 1 to 15 years with an average of 7 years. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our branches, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: i) the importance of the branch location to the ultimate success of the branch, ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2005 and December 31, 2006, we reported a net deferred tax liability in the consolidated balance sheets.

Share-Based Compensation.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (SFAS 123R), Share-Based Payments, which we adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, for all share-based payments granted subsequent to December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

Under the fair value recognition provisions of this statement, our share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense based on the applicable vesting schedule. Determining the fair value of share-based awards at grant date requires judgment, which includes estimating the amount of share-based awards expected to be forfeited. The Black-Scholes option pricing model is used to measure fair value for stock option grants, which is the same method used in prior years for disclosure purposes.

During the year ended December 31, 2006, we granted 675,000 options to certain employees and directors under the 2004 Equity Incentive Plan. The options consisted of 627,500 options that vest equally over four years and 47,500 options that vested immediately upon grant. We estimated that the fair value of these option grants (using the Black-Scholes option valuation model) was approximately $3.4 million. With respect to the 47,500 options that vested immediately, we recorded $236,000 in expense for non-employee director stock-based compensation during the year ended December 31, 2006. All options expire 10 years from the date of grant. In addition, we granted 106,290 shares of restricted stock to various employees pursuant to restricted stock agreements. These restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $1.4 million. We also granted 42,000 shares of performance-based share awards during 2006 to four executive employees pursuant to performance-based share award agreements. The vesting of the performance-based share awards is based on our meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000.

The following table summarizes the stock-based compensation expense reported in net income for the year ended December 31, 2006:

Year Ended December 31, 2006
(in thousands)
Employee stock-based compensation	$998
Non-employee director stock-based compensation	236

Total stock-based compensation	$1,234

As of December 31, 2006, there was $2.4 million of total unrecognized compensation related to stock options that will be amortized over a period of three years. In addition, there is $1.1 million of total unrecognized compensation costs related to the restricted stock grants that will be amortized over a period of 3.4 years and $603,000 of unrecognized compensation related to the performance-based share awards that will be amortized over a weighted average period of one year. See the Notes to the Consolidated Financial Statements, Note 12 “Stock-Based Compensation” for additional information.

Prior to January 1, 2006, we used the intrinsic value method as described in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations, to measure employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under this method, compensation expense was measured as the difference between the current value of the shares involved and the price the employee is required to pay on grant date, if any. Compensation expense was generally measured on the date the awards were granted and recognized over the vesting period, which approximates the anticipated service period.

The reported net income for the years ended December 31, 2004 and 2005 does not include any stock-based employee compensation expense because all stock options granted under our equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If we had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $750,000 and $7.1 million for the years ended December 31, 2004 and 2005, respectively.

On May 9, 2005, the compensation committee of our board of directors approved the acceleration of vesting of all unvested options to purchase our common stock that had an exercise price that was greater than the market price on that date. This action resulted in the accelerated vesting of options to purchase 964,000 shares of our common stock. The weighted average exercise price of the accelerated options was $15.97 per share. The closing price of our common stock on May 9, 2005 was $13.50 per share.

We accelerated the vesting of these options because we believed it was in the best interest of our stockholders to reduce future compensation expense that the we would otherwise have been required to report in our income statement upon the adoption of SFAS 123R. We did not accelerate the vesting requirements for unvested options granted to employees with an exercise price that was less than the market price on May 9, 2005, however, these options were scheduled to vest prior to the adoption of SFAS 123R. As a result, all employee options outstanding as of January 1, 2006 had vested prior to the adoption of SFAS 123R.

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

Accounting for Goodwill and Intangible Assets

As of December 31, 2006, our goodwill and intangible assets totaled $17.9 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

In connection with the purchase price allocations of acquisitions, we rely on in-house financial expertise or utilize a third-party expert, if considered necessary. The purchase price allocation process requires management estimates and judgment as to expectations for the acquisition. For example, certain growth rates and operating margins were assumed for different acquisitions. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for goodwill and intangible assets could be subject to charges for impairment in the future.

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

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2006. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as of December 31, 2006. See Note 7 “Acquisitions, Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for additional information.

In connection with our decision to close our branches in North Carolina during October and November 2005, we reviewed all goodwill associated with the North Carolina branches. We determined the estimated fair value of branches in North Carolina was minimal as we abandoned the branch locations by terminating all operating leases. As a result, we recorded a charge of $662,000 during the third quarter 2005 to reflect the impairment of goodwill associated with six of the branches in North Carolina that were purchased in 1998. See Note 4 “Discontinued Operations” and Note 7 “Acquisitions, Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements for additional information.

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,			Year Ended December 31,
	2004	2005	2006	2004	2005	2006
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$106,648	$139,103	$152,354	90.2%	91.0%	88.4%
Other	11,562	13,775	19,928	9.8%	9.0%	11.6%

Total revenues	118,210	152,878	172,282	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	25,043	38,073	44,027	21.2%	24.9%	25.5%
Provision for losses	24,422	41,417	37,027	20.7%	27.1%	21.5%
Occupancy	11,731	19,062	22,686	9.9%	12.5%	13.2%
Depreciation and amortization	1,617	3,890	4,918	1.4%	2.5%	2.8%
Other	9,499	13,521	15,470	8.0%	8.9%	9.0%

Total branch expenses	72,312	115,963	124,128	61.2%	75.9%	72.0%

Branch gross profit	45,898	36,915	48,154	38.8%	24.1%	28.0%

Regional expenses	6,915	9,364	11,941	5.8%	6.1%	7.0%
Corporate expenses	9,743	16,221	19,514	8.2%	10.6%	11.3%
Depreciation and amortization	753	856	1,379	0.6%	0.6%	0.8%
Interest expense (income), net	451	(476)	(317)	0.4%	(0.3)%	(0.2)%
Other expense (income), net	(291)	715	338	(0.2)%	0.4%	0.2%

Income from continuing operations before income taxes	28,327	10,235	15,299	24.0%	6.7%	8.9%

Provision for income taxes	10,790	3,912	6,090	9.2%	2.6%	3.6%

Income from continuing operations	17,537	6,323	9,209	14.8%	4.1%	5.3%
Discontinued operations, net of income tax	942	(944)		0.8%	(0.6)%

Net Income	$18,479	$5,379	$9,209	15.6%	3.5%	5.3%

Comparable Branch Data:

	2005	2006
2006 to 2005:
Total revenues generated by all comparable branches (in thousands)	$139,702	$136,136
Total number of comparable branches	335	335
Average revenue per comparable branch (in thousands)	$417	$406

	2004	2005
2005 to 2004:
Total revenues generated by all comparable branches (in thousands)	$115,253	$128,452
Total number of comparable branches	268	268
Average revenue per comparable branch (in thousands)	$430	$479

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
Branch Information:
Number of branches, beginning of year	294	371	532
De novo opened	54	174	46
Acquired	29	10	51
Closed	(6)	(23)	(16)

Number of branches, end of year	371	532	613

Average number of branches open during year	313	458	556

Average number of branches open during year (excluding North Carolina branches)	293	441	556

	Year Ended December 31,
	2004	2005	2006
Other Information:
Payday loan volume (in thousands)	$743,811	$985,219	$1,051,961
Average revenue per branch (in thousands)	403	347	310

Average loan size (principal plus fee)	$337.97	$361.79	$363.42
Average fees per loan	50.99	53.83	53.08

Results of Operations – 2006 Compared to 2005

Income from Continuing Operations

For the year ended December 31, 2006, income from continuing operations was $9.2 million compared to $6.3 million in 2005. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $172.3 million in 2006 compared to $152.9 million in 2005, an increase of $19.4 million or 12.7%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $1.1 billion through payday loans during 2006 compared to $985.2 million during the prior year. The average loan (including fee) totaled $363.42 in 2006 versus $361.79 in the prior year. Average fees received from customers per loan declined from $53.83 in 2005 to $53.08 in 2006 due to a decline in the fee rate as we expand in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size. Our average fee rate for 2006 was $17.10 compared to $17.48 in 2005.

We anticipate that our average fee rate may continue to decline in 2007 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. As discussed above, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks and the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Revenues from our Illinois branches declined from $11.8 million during 2005 to $5.9 million during 2006.

As another example, effective July 1, 2005, Kansas changed its law regarding payday lending to provide for a fee of $15 per $100 up to a maximum loan of $500 per customer every two weeks. Previously, the fee allowed in Kansas was $15 for the first $100 borrowed and less than $10 for each incremental $100 borrowed thereafter. Payday loan volumes in Kansas during 2006 were 79% higher than comparable 2005. The growth of volumes in Kansas, at $15 per $100, had the effect of reducing our blended fee rate during 2006.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2005	2006
	(in thousands)
Comparable branches	$139,702	$136,136
Branches opened in 2005	9,203	30,186
Branches opened in 2006		4,509
Other (a)	3,973	1,451

Total	$152,878	$172,282

(a)	represents primarily closed branches

Our revenues from comparable branches declined by $3.6 million, or 2.6%, from $139.7 million in 2005 to $136.1 million in 2006. This decline is primarily attributable to the $4.8 million revenue decrease experienced in our Illinois comparable branches due to the reduced fee and the restrictions that the legislation placed on the customer’s ability to borrow. The decline was greater than expected during the initial months after the change in regulations because our branches operated at a competitive disadvantage as we sought to strengthen relationships with state regulators in Illinois. After continued discussions with state officials, we began to offer in May 2006 a longer-term loan product (installment loans) to meet our customer needs. During 2006, revenue from installment loans in Illinois was approximately $2.7 million.

Our California branches also contributed to the revenue decline year-to-year for comparable branches as a result of increased competition, management’s focus on reducing losses and changes to our statewide lending practices. Partially offsetting these declines was the positive effect of changes to Kansas’s legislation that increased loan limits beginning on July 1, 2005.

During 2007, we believe the growth rate in comparable branch revenue will be particularly affected by: (i) the benefits resulting from the aging of the 2005 and 2004 groups of branches as they continue to mature; and (ii) the negative effects resulting from the federal guidelines that effectively bans payday lending to members of the military, which could reduce our revenues by approximately $2 million to $3 million.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $13.8 million and $19.9 million for the year ended December 31, 2005 and 2006, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2005	2006	2005	2006
	(in thousands)		(percentage of revenues)
Check cashing fees	$6,170	$6,634	4.0%	3.8%
Title loan fees	4,478	4,756	2.9%	2.8%
Credit service fees	476	3,602	0.3%	2.1%
Installment loan fees		2,679		1.6%
Other fees	2,651	2,257	1.8%	1.3%

Total	$13,775	$19,928	9.0%	11.6%

The revenue increase reflects the new product offerings of credit services in our Texas branches beginning in September 2005 and installment loans in our Illinois branches beginning in second quarter 2006.

Branch Expense

Total branch expenses were $124.1 million during 2006 compared to $116.0 million in 2005, an increase of $8.1 million, or 7.0%. Branch-level salaries and benefits increased by $5.9 million to $44.0 million in 2006 versus $38.1 million in 2005, due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,729 for year ended December 31, 2006 compared to 1,514 in the prior year.

Our provision for losses for the year ended December 31, 2006 totaled $37.0 million, a 10.6% decline from 2005. Comparable branches totaled $27.4 million in loan losses for 2006 compared to $36.3 million in loan losses during 2005. Our loss ratio was 21.5% during 2006 versus 27.1% during 2005. In our comparable branches, the loss ratio was 20.1% during 2006 compared to 26.0% for the same branches during 2005. The favorable loss experience reflects reduced charge-offs as a result of the ongoing benefits of our loan origination-based verification procedures, as well as improved collections, partially due to the sale of older debt for approximately $900,000. Our collections as a percentage of charge-offs improved to 53.1% during 2006 versus 44.7% during 2005.

Occupancy costs were $22.7 million during 2006, compared to $19.1 million in 2005, an increase of $3.6 million, or 18.8%, due to the addition of branches during 2005. Occupancy costs as a percentage of revenues increased from 12.5% in 2005 to 13.2% in 2006, primarily due to the high number of branches at early stages in the branch lifecycles. Depreciation and amortization increased by $1.0 million due to depreciation associated with capital expenditures for de novo branches.

Other costs, which include advertising, utilities, and office supplies, increased $2.0 million, or 14.8%, primarily due to growth in branches and to a $1.4 million increase in advertising costs during 2006 versus 2005.

Branch Gross Profit

Branch gross profit increased by $11.3 million, or 30.6%, from $36.9 million in 2005 to $48.2 million in 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, improved to 28.0% in 2006 compared to 24.1% in 2005. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2005	2006
	(in thousands)
Comparable branches	$46,908	$52,909
Branches opened in 2005	(9,032)	(2,957)
Branches opened in 2006		(1,872)
Other (a)	(961)	74

Total	$36,915	$48,154

(a)	2006 includes approximately $900,000 related to the sale of older debt.

The gross margin for comparable branches in 2005 was 33.6% compared to 38.9% in 2006, with the improvements resulting from stronger results in the majority of states and the favorable change in Kansas being partially offset by reduced gross profit due to the challenges in Illinois discussed above. The 181 branches added during 2005 and the 97 branches added during 2006 reported net losses of $3.0 million and $1.9 million, respectively.

Regional and Corporate Expenses

Regional and corporate expenses increased $5.8 million, from $25.6 million for the year ended December 31, 2005 to $31.4 million for the year ended December 31, 2006. Together, regional and corporate expenses were approximately 18.3% of revenues in 2006 compared to 16.7% of revenues in 2005. Approximately 81.5% of regional and 51.6% of corporate expenses comprised salaries and benefits during 2006. The higher level of expenses in 2006 is attributable to $1.2 million of equity award compensation (which we began to expense on January 1, 2006 in connection with the required adoption of SFAS 123R), salaries associated with a 16% increase in the average number of home office and regional personnel in 2006 compared to 2005, higher rent expense in 2006 (due to our move to a new corporate office in April 2005), professional fees and other costs associated with our efforts to pursue a potential acquisition and approximately $750,000 in advertising and public awareness expenditures during the fourth quarter 2006.

Interest

Interest income totaled $317,000 for the year ended December 31, 2006 compared to interest income of $476,000 in 2005. This decline was due to lower balances in cash and cash equivalents and short-term investments during 2006 compared to 2005 and interest expense associated with borrowings to fund the ECA acquisition in December 2006.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2006 increased to 39.8% from 38.2% in the prior year due to a proportionally larger increase in non-deductible expenses relative to the increase in pre-tax income year to year.

Results of Operations – 2005 Compared to 2004

Income from Continuing Operations

For the year ended December 31, 2005, income from continuing operations was $6.3 million compared to $17.5 million in 2004. The decrease in income from continuing operations of $11.2 million was primarily attributable to higher loan losses and costs associated with our accelerated unit branch growth during 2005 and the last half of 2004.

Revenues

Revenues totaled $152.9 million in 2005 compared to $118.2 million in 2004, an increase of $34.7 million or 29.4%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $985.2 million through payday loans during 2005 compared to $743.8 million during the prior year. The average loan (including fee) totaled $361.79 in 2005 versus $337.97 in the prior year. Average fees received from customers per loan increased from $50.99 in 2004 to $53.83 in 2005 as a result of higher average loan sizes. The average fee rate declined from $17.77 per $100.00 in 2004 to $17.48 per $100.00 in 2005 due to changes in the mix of states in which we earn our fees.

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

Our revenues from comparable branches improved by $13.2 million, or 11.4%, from $115.3 million in 2004 to $128.5 million in 2005. This increase was primarily a result of higher payday loan volume during 2005, including the benefit associated with the change in legislation in Kansas. Revenues for 2005 included approximately $15.2 million from the 83 branches added during 2004 and approximately $9.1 million from the 184 branches added in 2005.

Revenues from check cashing, title loans, CSO fees and other sources totaled $11.6 million and $13.8 million for the year ended December 31, 2004 and 2005, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2004	2005	2004	2005
	(in thousands)		(percentage of revenues)
Check cashing fees	$5,580	$6,170	4.7%	4.0%
Title loan fees	4,299	4,478	3.6%	2.9%
CSO fees		476		0.3%
Other fees	1,683	2,651	1.5%	1.8%

Total	$11,562	$13,775	9.8%	9.0%

The revenue increase reflects a greater number of branches providing check cashing and title loan services and associated increase in check cashing and title loan volumes. The decline as a percentage of revenues reflects a higher rate of growth in payday loan revenues.

Branch Expense

Total branch expenses were $116.0 million during 2005 compared to $72.3 million in 2004, an increase of $43.7 million, or 60.4%. Salaries and benefits increased by $13.1 million to $38.1 million in 2005 versus $25.0 million in 2004, due to the addition of new personnel to operate the 184 branches that were added in 2005. The total number of field personnel averaged 1,514 for the year ended December 31, 2005 compared to 1,052 in the prior year.

Our provision for losses for the year ended December 31, 2005 totaled $41.4 million, a 69.7% increase over 2004. This rate of increase was higher than revenue growth, resulting in an increase in the loss ratio from 20.7% during 2004 to 27.1% in 2005. The less favorable loss ratio year to year reflects our accelerated rate of unit branch growth during 2005, a favorable experience in first quarter 2004 attributable to the non-recurring tax benefits received by our customers associated with the changes in the income tax laws passed during mid-2003 and other factors during 2005, including a more challenging collections environment as a result of an increase in bankruptcy filings, higher energy prices and increased competition in the lending industry.

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

Regional and Corporate Expenses

Regional and corporate expenses increased $8.9 million, from $16.7 million for the year ended December 31, 2004 to $25.6 million for the year ended December 31, 2005. Together, regional and corporate expenses were approximately 16.7% of revenues in 2005 compared to 14.0% of revenues in 2004. Approximately 76.9% of regional expenses, which increased by $2.4 million year to year, represent salaries and benefits that grew based on the addition of employees to manage the growth in the number of branches. Corporate expenses increased by $6.5 million, which is attributable to salaries associated with a 35% increase in home office personnel year to year, the costs associated with being a public company (e.g., insurance, legal and compliance) and rent expense associated with our new corporate office.

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

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2004	2005
	(in thousands)
Total revenues	$6,613	$4,262
Provision for losses	1,442	910
Total branch expenses	4,478	5,132
Branch gross profit (loss)	2,135	(870)
Income (loss) before income taxes	1,549	(1,556)
Provision (benefit) for income taxes	607	(612)
Income (loss) from discontinued operations	942	(944)

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash flows provided by (used for):
Operating activities	$9,265	$15,813	$12,064
Investing activities	(33,838)	2,168	(21,625)
Financing activities	31,602	(2,867)	1,367

Net increase (decrease) in cash and cash equivalents	7,029	15,114	(8,194)

Cash and cash equivalents, beginning of year	9,497	16,526	31,640

Cash and cash equivalents, end of year	$16,526	$31,640	$23,446

Cash Flow Discussion

Net cash provided by operating activities was $9.3 million in 2004, $15.8 million in 2005 and $12.1 million in 2006. The decline in operating cash flows from 2005 to 2006 was primarily attributable to the 2005 tax benefits associated with the exercise of stock options, an allowance from the landlord of our corporate office for leasehold improvements during 2005 and a larger growth in receivables during 2006 compared to 2005, partially offset by higher net income in 2006. The increase in operating cash flows from 2004 to 2005 was primarily attributable to a larger net growth in loans receivable (i.e. growth in loans receivable less allowance for losses) during 2004 than occurred in 2005, contributing to a net use of cash in 2004 of approximately $12.9 million versus $3.2 million in 2005. As noted above, cash flow provided by operations in 2005 also included higher tax benefits associated with the exercise of stock options and the allowance from the landlord of our corporate headquarters. These items were substantially offset by lower net income year to year.

Net cash used by investing activities was $21.6 million in 2006, which consisted of the acquisition of ECA for approximately $16.3 million (net of cash acquired) and capital expenditures during the year of approximately $5.4 million. The capital expenditures primarily consisted of $1.8 million to open 46 de novo branches in 2006, $2.2 million for renovations to existing branches and $1.0 million tenant improvements, furnishings and technology for the corporate office. Net cash provided by investing activities was $2.2 million in 2005, which consisted of $28.0 million in proceeds from the sale of investments, partially offset by the purchase of investments of $4.0 million and capital expenditures of $21.0 million. The capital expenditures included $11.4 million to open 174 de novo branches in 2005, $4.2 million for renovations to existing and acquired branches, $4.0 million for tenant improvements (including cash received as an allowance from the landlord of our corporate headquarters for tenant improvements), furnishings and technology for the new corporate office space and $1.4 million for branches not yet open as of December 31, 2005 and other expenditures. In 2004, net cash used for investing activities totaled $33.8 million, which consisted of $30.1 million for the purchase of investments, capital expenditures of $9.3 million and the acquisition of 29 branches with an aggregate cost of $2.5 million, partially offset by proceeds from the sale of investments totaling $6.1 million. The capital expenditures in 2004 reflected renovation efforts at existing branches, including updated signage, improved security and general enhancements and a 20% increase in de novo branches during the year.

Net cash provided by (used for) financing activities was $31.6 million in 2004, $(2.9) million in 2005 and $1.4 million in 2006. The inflows in 2006 included $16.3 million in proceeds from borrowing on our credit facility in order to fund the acquisition of ECA, $1.2 million in excess tax benefits from stock-based payment arrangements and $826,000 in proceeds from the exercise of stock options by our employees. These items were substantially offset by the repurchase of 1.3 million shares of our common stock for $16.5 million. The use of cash for financing activities in 2005 consisted of the repurchase of our common stock totaling $3.7 million, partially offset by $842,000 in proceeds from the exercise of stock options by employees. The inflows in 2004 resulted from $63.7 million in net proceeds from our initial public offering, partially offset by repayment of indebtedness totaling $30.6 million, including $26.1 million paid in July 2004. In addition, we paid $3.1 million in dividends to stockholders in 2004 prior to our initial public offering of stock.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the year ending December 31, 2004 cash flows provided by discontinuing operations was $44,000. In 2005, cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing our North Carolina operations. During 2006, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. On January 19, 2006, we entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, chattel paper, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts borrowing costs up or down based upon our leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, we have agreed in the credit facility to maintain a fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.25 to 1, a leverage ratio (defined as the ratio of funded debt to EBITDA, as defined in credit agreement) not greater than 2.00 to 1, and a minimum consolidated net worth of not less than $81.6 million, plus 75% of our consolidated net income since January 2006. The credit facility expires on January 19, 2009. The credit facility improves our flexibility with respect to executing our growth strategy. As noted above, we borrowed $16.3 million under the credit facility in December 2006 to fund the acquisition of ECA, which was outstanding at December 31, 2006. The maximum amount available under the credit facility for future borrowings was $28.7 million at December 31, 2006. As of March 12, 2007, we have repaid all $16.3 million that was outstanding under our credit facility as of December 31, 2006.

On October 30, 2006, we entered into an amendment to the credit facility to amend certain terms of the credit facility and to provide for the waiver of a covenant default resulting from the repurchase of approximately $10.7 million of our common stock during third quarter 2006. The amendment provides for greater flexibility in repurchasing our common stock within the parameters of the existing authorization by the board of directors.

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flows from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2007. Expected short-term uses of cash include funding of anticipated increases in payday loans, debt repayments, interest payments on outstanding debt, dividend payments, financing of new branch expansion and acquisitions.

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2006. The future capital requirements include payments required for the initial non-cancelable term of our operating leases, any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising and indebtedness.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$37,726	$13,563	$17,545	$5,657	$961
Reasonably assured renewals of operating leases	87,824	1,105	10,242	20,464	56,013
Debt	16,300	16,300

Total	$141,850	$30,968	$27,787	$26,121	$56,974

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2004, 2005 and 2006, we were able to achieve de novo unit branch growth of 18.4%, 46.9% and 8.6%, respectively. In addition, we acquired 29 branches in 2004, 10 branches in 2005 and 51 branches in 2006. We expect to open between 20 to 30 branches in 2007. We believe our current cash position, availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions in 2007.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2006, we opened 46 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

For de novo branches opened during 2004 and 2005, loans receivable balances averaged approximately $59,000 at the end of the first year of operations. For branches opened in 2002, 2003 and 2004, loans receivable balances averaged approximately $113,000 at the end of the second year.

With respect to losses, a first-year branch will incur higher losses as a percentage of revenues than older branches because the new branch is establishing itself in the community and collecting information about the customer base. For example, for de novo branches opened during 2004 and 2005, branch loss ratios averaged approximately 44.1% after the first twelve months of operations.

We monitor the development of our new branches, particularly with respect to revenue growth, loss experience and gross profit. In evaluating the progress of our de novo branches opened in 2005 (average age of 18 months at December 31, 2006) and 2006 (average age of 4 months at December 31, 2006), the following items are of note:

With respect to our 2005 de novo branches –

•	After nine and twelve months of operations, average revenue was approximately $67,000 and $106,000, respectively.

•	After nine and twelve months of operations, the average loss ratio was 50.4% and 43.4%, respectively.

•	After nine and twelve months of operations, average branch gross losses totaled $68,000 and $75,000, respectively.

With respect to our 2006 de novo branches (with operations for at least nine months during 2006) –

•	After nine months of operations, average revenue was approximately $74,000.

•	After nine months of operations, the average loss ratio was 52.5%.

•	After nine months of operations, average branch gross losses totaled $74,000.

In general, the development of the 2005 and 2006 de novo branches is slower than the development of the de novo branches we opened in 2000 through 2004. For example, in averaging all of the de novo branches opened for the years 2000 through 2004, revenue after nine and twelve months totaled $114,000 and $179,000, respectively. The loss ratio for the 2000 through 2004 branches totaled 37.1% and 34.7% after nine and twelve months and branch gross losses were $33,000 and $20,000 after nine and twelve months, respectively.

The slower development of the 2005 and 2006 branches reflects a number of factors, including increased competition in the payday loan industry, our movement into lower fee states and our loss experience during 2005 (which we believe was particularly affected by higher energy prices and changes in bankruptcy laws).

The growth curve with respect to revenues for the newer branches continues to follow historical trends, such that revenues double between the fourth and sixth months of operations and double again between the sixth and ninth months of operations, and then increase an additional 50% by the end of the twelfth month of operations. In general, 2005 and 2004 branches are taking approximately one year longer to achieve historical average revenue levels.

Concentration of Risk

Branches located in the states of Missouri, California, Arizona, Kansas and New Mexico represented approximately 27%, 14%, 9%, 7% and 5%, respectively, of total revenues for the year ended December 31, 2006. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

We currently have purported class action lawsuits filed against us in Missouri and Arizona and other regulatory proceedings in New Mexico. See the additional discussion in Item 3 “Legal Proceedings” of this report.

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

Impact of Recent Accounting Pronouncements

In July 2006, the FASB issued interpretation 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48) effective for fiscal years beginning on or after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are in the process of analyzing the impact that adoption of FIN 48 will have on our consolidated financial statements. We believe that any uncertain tax positions will meet the recognition threshold requirements of FIN 48 and we anticipate a balance of approximately $300,000 for measured tax benefit attributes unrecognized as of adoption on January 1, 2007.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on our consolidated financial statements for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

In February 2005, we entered into a marketing and servicing agreement with a Delaware chartered-state bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the agreement with the bank and began operating through a new subsidiary as a CSO in our Texas branches. Under the agreement with the bank, we provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which we were paid fees by the bank. The total revenue we earned for marketing and servicing the bank’s short-term loans during the year ended December 31, 2005 was approximately $765,000. The outstanding balance of the bank’s advances and fees receivable serviced by us was approximately $1.1 million on September 14, 2005, which we purchased from the bank as a result of terminating our agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that we purchased on September 14, 2005 was approximately $75,000. We provided for the entire loan balances in our allowance for loan losses as of

December 31, 2005. As of December 31, 2006, we did not have any balance outstanding with respect to the bank’s advances and fees that we purchased on September 14, 2005.

As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender are not be included in our loans receivable balance and are not reflected in the consolidated balance sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2005, and December 31, 2006, consumers had total loans outstanding with the lender of approximately $1.0 million and $2.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 as of December 31, 2005 and $100,000 as of December 31, 2006.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

We are potentially exposed to interest rate risk on our revolving credit facility. On December 1, 2006, we borrowed $16.3 million under our credit facility to fund the acquisition of ECA. As of December 31, 2006, we had $16.3 million outstanding on the credit facility. As noted above, borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. During 2006, the amount of interest expense recorded on borrowings under the credit facility was $96,000. If prevailing interest rates were to increase 1% over the rates at December 31, 2006, and the borrowings outstanding remained constant, our interest expense would have increased by $168,000 for a full year.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The scope of management’s assessment of internal control over financial reporting excluded ECA, which we acquired on December 1, 2006. Total assets and revenues of ECA represent 12.5% and 0.7%, respectively, of the accompanying consolidated financial statement amounts as of and for the year ended December 31, 2006. ECA will be included in our assessment of internal control over financial reporting for the fiscal year ended December 31, 2007.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their reports which appear on page F-2 of this report.

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

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages F-1 to F-35 of this report, are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DON EARLY
Don Early
Chairman of the Board and Chief Executive Officer

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2007.

/s/ RICHARD B. CHALKER	/s/ DON EARLY
Richard B. Chalker	Don Early
Director	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD F. LAMBERTI	/s/ MARY LOU ANDERSEN
Gerald F. Lamberti	Mary Lou Andersen
Director	Vice Chairman, Secretary and Director

/s/ FRANCIS P. LEMERY	/s/ DARRIN J. ANDERSEN
Francis P. Lemery	Darrin J. Andersen
Director	President and Chief Operating Officer

/s/ MARY V. POWELL	/s/ DOUGLAS E. NICKERSON
Mary V. Powell	Douglas E. Nickerson
Director	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KEVIN A. RICHARDSON, II
Kevin A. Richardson, II
Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that QC Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QC Holdings, Inc.’s and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Express Check Advance of South Carolina, LLC (ECA) from its assessment of internal controls over financial reporting as of December 31, 2006 because it was acquired by the company on December 1, 2006. We have also excluded ECA from our audit of internal control over financial reporting. ECA is a wholly-owned subsidiary whose total assets and total revenues represent 12.5% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

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

In our opinion, management’s assessment that QC Holdings, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by COSO. Also in our opinion, QC Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006. Additionally, as discussed in Note 2 to the financial statements, the Company has adopted Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (SAB 108) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2007 expressed an unqualified opinion on both management’s assessment of QC Holdings Inc.’s internal control over financial reporting and on the effectiveness of QC Holdings, Inc.’s internal control.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
March 5, 2007

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$31,640	$23,446
Loans receivable, less allowance for losses of $1,705 at December 31, 2005 and $2,982 at December 31, 2006	52,778	66,018
Prepaid expenses and other current assets	2,945	3,028

Total current assets	87,363	92,492

Property and equipment, net	32,147	31,311

Goodwill	7,265	14,492

Other assets, net	1,364	4,652

Total assets	$128,139	$142,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$644	$909
Accrued expenses and other liabilities	3,033	3,233
Accrued compensation and benefits	3,237	5,668
Deferred revenue	4,121	4,558
Income taxes payable		531
Dividends payable		1,975
Debt due within one year		16,300
Deferred income taxes	2,384	1,742

Total current liabilities	13,419	34,916

Deferred income taxes	3,167	2,645
Other non-current liabilities	737	598

Total liabilities	17,323	38,159

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 20,432,850 outstanding at December 31, 2005; 20,700,250 shares issued and 19,501,300 outstanding at December 31, 2006	207	207
Additional paid-in capital	71,687	70,227
Retained earnings	42,050	49,284
Treasury stock, at cost	(3,128)	(14,930)

Total stockholders’ equity	110,816	104,788

Total liabilities and stockholders’ equity	$128,139	$142,947

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues
Payday loan fees	$106,648	$139,103	$152,354
Other	11,562	13,775	19,928

Total revenues	118,210	152,878	172,282

Branch expenses
Salaries and benefits	25,043	38,073	44,027
Provision for losses	24,422	41,417	37,027
Occupancy	11,731	19,062	22,686
Depreciation and amortization	1,617	3,890	4,918
Other	9,499	13,521	15,470

Total branch expenses	72,312	115,963	124,128

Branch gross profit	45,898	36,915	48,154

Regional expenses	6,915	9,364	11,941
Corporate expenses	9,743	16,221	19,514
Depreciation and amortization	753	856	1,379
Interest expense (income), net	451	(476)	(317)
Other expense (income), net	(291)	715	338

Income from continuing operations before income taxes	28,327	10,235	15,299
Provision for income taxes	10,790	3,912	6,090

Income from continuing operations	17,537	6,323	9,209

Income (loss) from discontinued operations, net of income tax	942	(944)

Net income	$18,479	$5,379	$9,209

Weighted average number of common shares outstanding:
Basic	15,864	20,508	19,981
Diluted	16,970	21,448	20,627

Earnings (loss) per share:
Basic
Continuing operations	$0.98	$0.31	$0.46
Discontinued operations	0.05	(0.05)

Net Income	$1.03	$0.26	$0.46

Diluted
Continuing operations	$0.91	$0.29	$0.45
Discontinued operations	0.05	(0.04)

Net Income	$0.96	$0.25	$0.45

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2005 and 2006

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Notes received for equity	Total stockholders’ equity
Balance, January 1, 2004	15,182	$191	$5,248	$21,292	$(17,165)	$(233)	$9,333

Net income				18,479			18,479

Stock issued in connection with initial public offering	5,000	13	46,749		16,933		63,695

Stock option exercises	189		146		232		378

Tax impact of stock-based compensation			175				175

Termination of mandatory stock redemption agreement			17,000				17,000

Dividends to stockholders				(3,100)			(3,100)

Other, net			99			233	332

Balance, December 31, 2004	20,371	204	69,417	36,671	—	—	106,292

Net income				5,379			5,379

Common stock repurchases	(313)				(3,664)		(3,664)

Stock option exercises	375	3	303		536		842

Tax impact of stock-based compensation			1,867				1,867

Other, net			100				100

Balance, December 31, 2005	20,433	207	71,687	42,050	(3,128)	—	110,816

Net income				9,209			9,209

Common stock repurchases	(1,317)				(16,544)		(16,544)

Dividends to stockholders				(1,975)			(1,975)

Stock-based compensation expense			1,234				1,234

Stock option exercises	385		(3,916)		4,742		826

Tax impact of stock-based compensation			1,156				1,156

Other, net			66				66

Balance, December 31, 2006	19,501	$207	$70,227	$49,284	$(14,930)	$—	$104,788

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$18,479	$5,379	$9,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,437	5,373	6,297
Provision for losses	25,864	42,327	37,027
Deferred income taxes	1,927	(520)	133
(Gain) loss on disposal of property and equipment	(16)	739	338
Impairment of goodwill		662
Other, net	(151)	100	66
Lease incentive		976
Stock-based compensation			1,234
Stock option income tax benefits	175	1,867	(1,156)
Changes in operating assets and liabilities:
Loans receivable, net	(38,737)	(45,529)	(44,978)
Prepaid expenses and other assets	(651)	(934)	(233)
Other assets	(464)	(232)	135
Accounts payable	120	248	265
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	2,254	4,574	3,009
Income taxes	(1,972)	882	857
Other non-current liabilities		(99)	(139)

Net operating	9,265	15,813	12,064

Cash flows from investing activities:
Proceeds from sales of investments	6,050	28,000
Purchases of investments	(30,050)	(4,000)
Purchase of property and equipment	(9,283)	(20,996)	(5,430)
Proceeds from sale of property and equipment	1,790	70	108
Acquisition costs, net of cash acquired	(2,527)	(906)	(16,303)
Other, net	182

Net investing	(33,838)	2,168	(21,625)

Cash flows from financing activities:
Borrowings (repayments) under credit facility	(6,256)		16,300
Payments on long-term debt	(24,347)
Proceeds from long-term debt	1,000
Net proceeds from initial public offering	63,695
Dividends to stockholders	(3,100)
Repurchase of common stock		(3,664)	(16,544)
Exercise of stock options	378	842	826
Excess tax benefits from stock-based payment arrangements			1,156
Credit facility fees		(45)	(371)
Other, net	232

Net financing	31,602	(2,867)	1,367

Cash and cash equivalents:
Net increase (decrease)	7,029	15,114	(8,194)
At beginning of year	9,497	16,526	31,640

At end of year	$16,526	$31,640	$23,446

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$11,345	$1,017	$5,110
Interest	846		309

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc. and QC Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 22-year history.

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

Beginning in second quarter 2006, the Company started to provide installment loans to customers in its Illinois branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms of five to six months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that the Company will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2006 was approximately $539.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2006, the Company operated 613 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

The Company’s Board of Directors effected a 10 for 1 stock split in the form of a stock dividend on June 9, 2004. All share and per share information included in the consolidated financial statements and accompanying notes have been restated to reflect this stock split for all periods presented.

Effective July 21, 2004, the Company completed the initial public offering of 5,000,000 shares of its common stock at a price of $14.00 per share (the Public Offering). In addition, the underwriters for the Company’s Public Offering exercised an option to purchase from selling stockholders an additional 750,000 shares of common stock to cover over-allotments in the offering. The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC). Prior to the FDIC issuing the revised Payday Lending Guidelines and the Company’s subsequent decision to close its North Carolina branches, the North Carolina operations represented approximately 5% of the Company’s total revenue and total gross profit. See additional information in Note 4.

In February 2005, the Company entered into a marketing and servicing agreement with a Delaware chartered-state bank with respect to short-term consumer loans to be made by the bank in Texas. On September 14, 2005, the Company ceased serving as a marketing and servicing provider for new loans made by the bank. On that same day, the Company, through QC Financial Services of Texas, Inc., began operating as a credit services organization (CSO) in its Texas branches. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. See additional information in Note 5.

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. The acquisition of ECA included 51 payday loan branches located in South Carolina. See additional information in Note 7.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting reclassifications. Certain reclassifications have been made to conform prior period financial information to the current presentation. The Consolidated Statements of Income for the year ended December 31, 2005 includes the reclassification of credit service fees from payday loan fees to other revenues.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The components of “Other” revenues as reported in the statements of income are as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Check cashing fees	$5,580	$6,170	$6,634
Title loan fees	4,299	4,478	4,756
Credit service fees		476	3,602
Installment loan fees			2,679
Other fees	1,683	2,651	2,257

Total	$11,562	$13,775	$19,928

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2005 and 2006.

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

The Company reported $24.0 million in auction rate securities at December 31, 2004. As of December 31, 2005 and December 31, 2006, the Company did not have any investments in auction rate securities.

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

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2004	2005	2006
Average amount of cash provided to customer	$286.97	$307.96	$363.42
Average fee received by the Company	$50.99	$53.83	$53.08
Average term of loan (days)	15	16	16

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 16 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the fourth quarter of 2006, the Company received approximately $900,000 from the sale of certain payday loan receivables that the Company had previously charged off. The sale was recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

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

Beginning on July 1, 2005, the Company revised its methodology for estimating the allowance for loan losses to better reflect the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. The current and expected future effect of this change did not have a material impact on the financial statements. The new methodology utilizes a four-step approach. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, title and installment loan losses to total payday, title and installment loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, title and installment loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that might affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to its business and operating structure, and geographic or demographic developments.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the activity in the allowance for loan losses and the provision for losses:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Allowance for Loan Losses
Balance, beginning of year	$1,090	$1,520	$1,705
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	430	185	1,277

Balance, end of year	$1,520	$1,705	$2,982

Provision for Losses
Charged-off to expense	$48,916	$74,237	$76,232
Recoveries	(24,901)	(33,195)	(40,472)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	407	375	1,267

Total provision for losses	$24,422	$41,417	$37,027

(a)	Amounts differ in 2004 and 2005 due to the exclusion of the North Carolina operations (see Note 4) in the provision for losses table and differ in 2005 and 2006 due to the inclusion of changes in the credit services organization liability (see Note 5) in the provision for losses table.

Branch Expenses. The direct costs incurred in operating the Company’s branches have been classified as branch expenses. Branch operating expenses include salaries and benefits of branch employees, loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored and security costs, and other costs incurred by the branches.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated generally over 39 years. Data processing equipment, data processing software, furniture, fixtures, vehicles and other equipment are generally depreciated from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which generally ranges from 1 to 15 years with an average of 7 years, or the estimated useful life of the related asset. Repair and maintenance expenditures that do not significantly extend asset lives are charged to expense as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in income.

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $2.6 million, $3.4 million and $5.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired branches using purchase accounting. Intangible assets, which are included in other assets, consist of customer relationships, non-compete agreements, trade names, debt issuance costs and other assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. No goodwill impairment was recognized during 2004 and 2006. In connection with the closing of the branches in North Carolina, the Company recorded an impairment of goodwill totaling $662,000 during 2005. See additional information in Notes 4 and 7.

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

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. During the first six months of 2004, the Company used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders. See additional information in Notes 11 and 16.

Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payments effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements, compensation cost relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. See additional information in Note 12.

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 267,400 and 1.2 million shares of common stock held in treasury at December 31, 2005 and 2006, respectively.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its financial instruments, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value.

Quantifying Misstatements. In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2006.

NOTE 3 – ACCOUNTING DEVELOPMENTS

On July 13, 2006 the FASB issued interpretation 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48) effective for fiscal years beginning on or after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is in the process of analyzing the impact that adoption of FIN 48 will have on its consolidated financial statements. The Company believes that any uncertain tax positions will meet the recognition threshold requirements of FIN 48 and anticipates a balance of approximately $300,000 for measured tax benefit attributes unrecognized as of adoption on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

In October and November of 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketer and service provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, a third-party financial institution offered payday loans in the Company’s North Carolina branches. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank. As a result of the North Carolina closings, the Company recorded approximately $1.7 million in pre-tax charges during 2005. The charges recorded included $662,000 for the impairment of goodwill (see Note 7), $185,000 in severance and benefit costs, $540,000 in accelerated depreciation, $100,000 in loan losses, $83,000 for lease terminations and $79,000 for other costs including storage, moving and cleaning costs.

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

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2004	2005
	(in thousands)
Total revenues	$6,613	$4,262
Provision for losses	1,442	910
Total branch expenses	4,478	5,132
Branch gross profit (loss)	2,135	(870)
Income (loss) before income taxes	1,549	(1,556)
Provision (benefit) for income taxes	607	(612)
Income (loss) from discontinued operations	942	(944)

In the Company’s statements of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the year ending December 31, 2004 cash flows provided by discontinuing operations was $44,000. In 2005, cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing the Company’s North Carolina operations.

NOTE 5 – CREDIT SERVICES ORGANIZATION

Payday loans are originated by the Company at all of its locations, except for Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2005 and 2006, the consumers had total loans outstanding with the lender of approximately $1.0 million and $2.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $110,000 and $100,000 as of December 31, 2005 and 2006, respectively.

Prior to September 2005, the Company had an agreement with a Delaware-chartered state bank with respect to short-term consumer loans made by that bank in the Company’s Texas branches. Under the agreement with the bank, the Company provided various services including marketing and loan servicing for the bank in connection with the bank’s short-term consumer loans in Texas, for which the Company was paid fees by the bank. The total revenue the Company earned for marketing and servicing the bank’s short-term loans during 2005 was $765,000. The agreement with the bank was terminated on September 14, 2005. The outstanding balance of the bank’s advances and fees receivable serviced by the Company was approximately $1.1 million on September 14, 2005, which the Company purchased from the bank as a result of terminating the agreement with the bank. As of December 31, 2005, the outstanding balance of the bank’s advances and fees that the Company purchased on September 14, 2005 was approximately $75,000, which was included in the Company’s provision for losses and allowance for loan losses. As of December 31, 2006, the Company did not have any balance outstanding with respect to the bank’s advances and fees that the Company purchased on September 14, 2005.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(in thousands)
Buildings	$2,146	$2,540
Leasehold improvements	20,009	21,767
Furniture and equipment	19,761	22,124
Vehicles	667	772

	42,583	47,203
Less: Accumulated depreciation and amortization	(10,436)	(15,892)

Total	$32,147	$31,311

In April 2006, the Company purchased a building in St. Louis Missouri for approximately $400,000. The building is currently being used as a branch location that offers the Company’s various financial services.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2005, the balance of the deferred rent liability was approximately $877,000, which consisted of $737,000 classified as a non-current liability. As of December 31, 2006, the balance of the deferred rent liability was approximately $737,000, which consisted of $598,000 classified as a non-current liability. As of December 31, 2006, the Company has incurred approximately $4.5 million (including the tenant allowance) in capital expenditures to complete the tenant improvements, furnishings and technology for the new office.

Depreciation expense totaled $2.1 million, $4.6 million and $6.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 7 – ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisitions. On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA). The results of ECA’s operations have been included in the consolidated financial statements since that date. ECA operates 51 payday loan branches in South Carolina. As a result of the acquisition, the Company has established a significant presence in South Carolina. The aggregate purchase price was $16.3 million, net of cash acquired. The acquisition was funded with a draw on the Company’s revolving credit facility.

The purchase price allocation with respect to the ECA acquisition has been completed and the following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At December 1, 2006
(in thousands)
Current assets (a)	$5,466
Property and equipment	295
Goodwill	7,227
Customer relationships	1,900
Non-compete agreement	700
Trade Name	600
Deferred tax asset (b)	277

Total assets acquired	16,465
Current liabilities assumed	(60)

Net assets acquired	$16,405

(a)    Includes cash acquired of approximately $102,000.

(b)    The deferred tax asset represents the deferred income taxes recorded as a reduction of goodwill for the tax basis differences in connection with the acquisition of ECA.

The results of the operations for the acquired ECA branches have been included in the consolidated financial statements since the date of the acquisition. The following table presents the unaudited pro forma results of operations for the Company for the years ended December 31, 2005 and 2006 as if this acquisition had been consummated at the beginning of each of the periods presented. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	December 31,
	2005	2006
	(in thousands, except per share amounts)
Revenues	$163,833	$182,661
Net income	6,276	9,606

Basic earnings per share	$0.31	$0.48
Diluted earnings per share	$0.29	$0.47

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006:

	December 31,
	2005	2006
	(in thousands)
Balance at beginning of year	$7,298	$7,265
Impairment	(662)
Acquisitions	629	7,227

Balance at end of year	$7,265	$14,492

In connection with the Company’s decision to close its branches in North Carolina during the fourth quarter of 2005, the Company reviewed all goodwill associated with its North Carolina operations. The Company determined the estimated fair value of branches in North Carolina was minimal as the Company abandoned the branch locations by terminating its operating leases. As a result, the Company recorded a charge of $662,000 during the third quarter of 2005 to reflect the impairment of goodwill associated with six of the branches in the North Carolina business that were purchased in 1998. See Note 4 for additional information.

With respect to the Company’s continuing operations, the Company completed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2006.

Intangible Assets. The following table summarizes intangible assets:

	December 31,
	2005	2006
	(in thousands)
Amortized intangible assets:
Customer lists	$15	$1,915
Non-compete agreements	15	705
Trade names		600
Debt issue costs	45	416
Other	15	15

Gross carrying amount	$90	$3,651
Less: Accumulated amortization	(37)	(208)

Net intangible assets	$53	$3,443

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Intangible assets at December 31, 2006 primarily included customer lists, non-compete agreements, trade names and debt financing costs. Customer lists are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2004, 2005 and 2006 was $240,000, $16,000 and $182,000, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2006 is estimated to be $759,000 for each of the years 2007 and 2008, $627,000 for 2009, $568,000 for 2010 and $128,000 for 2011.

NOTE 8 – INDEBTEDNESS

As of December 31, 2005, the Company did not have any outstanding indebtedness. On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the Company has agreed in the credit facility to maintain a fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.25 to 1, a leverage ratio (defined as the ratio of funded debt to EBITDA, as defined in credit agreement) not greater than 2.00 to 1, and a minimum consolidated net worth of not less than $81.6 million, plus 75% of the Company’s consolidated net income since January 2006. The credit facility expires on January 19, 2009.

On October 30, 2006, the Company entered into an amendment to its credit agreement to amend certain financial covenants that affect the Company’s ability to repurchase shares of its common stock and pay dividends on its stock. The amendment also waived any defaults under the credit agreement (prior to the amendment) as a result of the Company’s repurchase of approximately $10.7 million of its common stock during third quarter 2006. The amendment provides for greater flexibility in repurchasing the Company’s common stock within the parameters of the existing authorization and removes the restriction on the Company’s ability to pay dividends to its stockholders. As of December 31, 2006, the Company was in compliance with all debt covenants.

On December 1, 2006, the Company borrowed $16.3 million under the credit facility with a LIBOR Rate loan to fund the acquisition of ECA. The LIBOR Rate loan has a loan term of three months. The weighted average interest rate on borrowings under the LIBOR Rate loan was 6.87% during 2006. As of December 31, 2006, the Company had $16.3 million outstanding under this credit facility, which is classified as a current liability on the consolidated balance sheet due to the short-term nature of the loan term.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Current:
Federal	$8,173	$4,510	$5,241
State	754	430	716

Total Current	8,927	4,940	5,957

Deferred:
Federal	1,787	(896)	115
State	76	(132)	18

Total Deferred	1,863	(1,028)	133

Total provision for income taxes	$10,790	$3,912	$6,090

The sources of deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2005	2006
	(in thousands)
Deferred tax assets related to:
Allowance for loan losses	$1,724	$4,654
Accrued rent	120	118
Accrued vacation	206	289
Stock based compensation		480
Other	254	493

Gross deferred tax assets	2,304	6,034

Deferred tax liabilities related to:
Property and equipment	(2,889)	(2,522)
Loans receivable, tax value	(3,970)	(6,619)
Goodwill	(575)	(755)
Prepaid assets	(421)	(525)

Gross deferred tax liabilities	(7,855)	(10,421)

Net deferred tax (liabilities)	$(5,551)	$(4,387)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Income tax expense using the statutory federal rate in effect	$9,927	$3,582	$5,355
Tax effect of:
State and local income taxes, net of federal benefit	543	194	477
Other	320	136	258

Total provision for income taxes	$10,790	$3,912	$6,090

Effective tax rate	38.1%	38.2%	39.8%
Statutory federal tax rate	35.0%	35.0%	35.0%

Tax Examinations. The Internal Revenue Service has completed its examination of the Company’s consolidated federal income tax returns for the years 2003 and 2004 during 2006 and the Company settled all issues. As the result of final adjustments to 2003 and 2004 federal taxable income, the Company has filed amended state income tax returns in various jurisdictions and has paid all additional amounts of tax and interest due. One state jurisdiction is currently examining the years 2000 through 2002. The Company believes it has recorded adequate estimated liabilities for any likely additional taxes and accruals have been made for interest (net of tax benefit) for estimated settlement of any proposed assessments. The Company believes that final settlement of this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows.

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $257,000, $356,000 and $446,000 during 2004, 2005 and 2006, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 – STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Net income from continuing operations	$17,537	$6,323	$9,209
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 16	(2,025)

Income from continuing operations available to common stockholders	15,512	6,323	9,209

Discontinued operations, net of income tax	942	(944)
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 16	(110)

Income (loss) from discontinued operations available to common stockholders	832	(944)

Income available to common stockholders	$16,344	$5,379	$9,209

Weighted average number of actual common shares outstanding	17,664	20,508	19,981
Less: weighted average number of shares from mandatory stock redemption as discussed in Note 16	(1,800)

Weighted average basic common shares outstanding	15,864	20,508	19,981
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	1,106	940	646

Weighted average diluted common shares outstanding	16,970	21,448	20,627

Earnings (loss) per share
Basic
Continuing operations	$0.98	$0.31	$0.46
Discontinued operations	0.05	(0.05)

Net income	$1.03	$0.26	$0.46

Diluted
Continuing operations	$0.91	$0.29	$0.45
Discontinued operations	0.05	(0.04)

Net income	$0.96	$0.25	$0.45

The Company had approximately 20.4 million and 19.5 million shares outstanding at December 31, 2005 and 2006, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 98,765 and unvested performance-based shares totaling 42,000 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the year ended December 31, 2006. Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculations because they were anti-dilutive totaled 25,027, 624,000 and 1.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Stock Repurchases. In May 2005, the Company’s board of directors authorized the expenditure of up to $10 million to repurchase shares of the Company’s common stock through open market and negotiated transactions. In December 2005, the Company’s board of directors extended the common stock repurchase program through December 31, 2006. In August 2006, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $30 million and extended the program through June 30, 2007. Under the announced stock repurchase program, the Company expended $3.7 million for 313,400 shares during 2005 and $16.5 million for approximately 1.3 million shares during 2006. The shares acquired may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs.

Dividends. On December 14, 2006, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend was paid on February 15, 2007, to stockholders of record as of January 31, 2007. This is the Company’s first cash dividend since its initial public offering in July 2004.

NOTE 12 – STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2006, the Company’s stock-based compensation plans include the 1999 Stock Option Plan, the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a current officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was 3.0 million shares. As of December 31, 2006, there are 1.2 million shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. During 2004, 2005 and 2006, the Company has issued a combination of stock options (incentive and non-qualified), restricted stock and performance-based shares to its employees as part of the Company’s long-term equity incentive compensation program.

In accordance with the Company’s stock-based compensation plans, the exercise price of a stock option is equal to the market price of the stock on the date of the grant. Generally, options granted will expire 10 years from the date of grant.

Restricted stock awards and performance-based share awards are valued on the date of grant and have no purchase price. Restricted stock awards typically vest over four years in 25% increments on the first, second, third and fourth anniversaries of the grant date. The vesting period for performance-based share awards is implicitly stated as the time period it will take for the performance condition to be met. Under the 2004 Plan, unvested shares of restricted stock and unvested performance-based share awards may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock and holders of unvested performance-based share awards have full stockholder’s rights, including voting rights and the right to receive cash dividends.

Share-Based Compensation. The Company adopted the provisions of SFAS 123R effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements compensation costs relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. The following table summarizes the stock-based compensation expense reported in net income for the year ended December 31, 2006:

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Year Ended December 31, 2006
Employee stock-based compensation	$998
Non-employee director stock-based compensation	236

Total stock-based compensation	$1,234

The following table sets forth the impact on the Company’s financial results for the year ended December 31, 2006 due to the adoption of SFAS 123R (in thousands, except per share data):

Year Ended December 31, 2006
Income from continuing operations before income taxes	$1,234
Income from continuing operations	743
Net income	$743

Basic earning per common share	$0.04
Diluted earnings per common share	$0.04

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash inflows with a corresponding reduction of operating cash flows. The excess tax benefit of $1.2 million recorded for the year ended December 31, 2006, classified as a financing inflow, would have been classified as an operating cash inflow prior to the Company’s adoption of SFAS 123R.

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

The Company’s reported net income for the years ended December 31, 2004 and 2005 does not include any stock-based employee compensation expense because all stock options granted under the Company’s equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $750,000 and $7.1 million for the years ended December 31, 2004 and 2005, respectively.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company accelerated the vesting of these options because it believed it was in the best interest of its stockholders to reduce future compensation expense that the Company would otherwise have been required to report in its income statement upon the adoption of SFAS 123R. The Company did not accelerate the vesting requirements for unvested options granted to employees with an exercise price that was less than the market price on May 9, 2005, however, these options were scheduled to vest prior to the adoption of SFAS 123R. As a result, all employee options outstanding as of January 1, 2006 had vested prior to the adoption of SFAS 123R. The pro forma disclosures below include the impact of the accelerated vesting of options in the second quarter of 2005 and reflect an approximate $6.2 million pre-tax charge to pro forma earnings for the year ended December 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the years ended December 31, 2004 and 2005:

	Year Ended December 31,
	2004	2005
	(in thousands, except per share data)
Net income as reported	$18,479	$5,379
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits (a)	(733)	(5,269)

Pro forma net income	17,746	110
Less: dividend and participation rights associated with mandatory stock redemption as discussed in Note 16	(2,135)

Pro forma net income available to common stockholders	$15,611	$110

Basic earnings per share
As reported	$1.03	$0.26
Pro forma	$0.98	$0.01

Diluted earnings per share
As reported	$0.96	$0.25
Pro forma	$0.94	$0.01

(a)	The pro forma computation assumes that the Company does not receive a tax benefit upon exercise for any incentive stock options granted to its employees.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company recorded compensation expense of approximately $99,000, $100,000 and $66,000 for the years ended December 31, 2004, 2005 and 2006, respectively, related to these non-employee option grants in the consolidated financial statements. These stock options vested 100% in September 2006 and as a result, no additional compensation expense is required.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Stock Option Grants. During 2006, the Company granted 675,000 stock options to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 47,500 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.4 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company did not pay dividends prior to the grant of these stock options. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of December 31, 2006, there were $2.4 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of three years. There was no compensation expense recorded in 2005 and 2004.

The weighted-average grant date fair value of options granted during the years 2004, 2005 and 2006 was $7.51, $8.82, and $5.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2006, was $5.1 million and $4.3 million, respectively.

The grant date fair value of options granted in 2004, 2005 and 2006 have been calculated using a Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2004	2005	2006
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.38% to 3.64%	3.79% to 4.21%	4.31% to 4.89%
Expected volatility	41.85% to 47.44%	41.85% to 60.94%	31.09% to 38.56%
Expected life (in years)	6.00	6.00	6.25

A summary of nonvested stock option activity and related information for the year ended December 31, 2006 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006 (a)	50,000	$1.99
Granted	675,000	5.31
Vested	(97,500)	3.44
Forfeited

Nonvested balance, December 31, 2006	627,500	$5.34

(a)	Represent options granted to a former consultant in 2002, as discussed above.

The total fair value of options vested during 2006 was $335,500, which included $99,500 for options granted to a former consultant and $236,000 for options granted to non-employee directors.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	2,286,250	$8.54
Granted	675,000	11.93
Exercised	(385,250)	2.14
Forfeited	(35,000)	15.41

Outstanding, December 31, 2006	2,541,000	$10.32	6.8	$15,225

Exercisable, December 31, 2006	1,913,500	$9.79	6.1	$12,690

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2 to $ 8	852,000	4.0	$2.22	852,000	$2.22
$ 8 to $12	667,500	9.0	11.91	40,000	11.68
$12 to $16	412,500	7.6	14.00	412,500	14.00
$16 to $20	609,000	8.0	17.43	609,000	17.43

	2,541,000	6.9	$10.32	1,913,500	$9.79

Restricted stock grants. During 2006, the Company granted 106,290 shares of restricted stock to various employees pursuant to restricted stock agreements. The restricted shares vest equally over four years. The fair market value of the restricted shares under these grants was approximately $1.4 million. For the year ended December 31, 2006, the Company recognized approximately $177,000 in stock-based compensation expense related to the restricted stock grants. As of December 31, 2006, there were $1.1 million of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.4 years.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2006 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006	—	$—
Granted	106,290	13.14
Vested
Forfeited	(7,525)	11.92

Nonvested balance, December 31, 2006	98,765	$13.24

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards is based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. For the year ended December 31, 2006, the Company recognized approximately $26,000 in stock-based compensation expense related to these grants. As of December 31, 2006, there was $603,000 of total unrecognized compensation costs related to these grants. The Company expects that these costs will be amortized over a weighted average period of one year.

A summary of all performance-based share awards activity under the equity compensation plans for the year ended December 31, 2006 is as follows:

	Performance- Based Shares	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2006	—	$—
Granted	42,000	14.98
Vested
Forfeited

Nonvested balance, December 31, 2006	42,000	$14.98

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The following table summarizes the future minimum lease payments as of December 31, 2006. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Non- Cancelable	Reasonably Assured Renewals	Total
	(in thousands)
2007	$13,563	$1,105	$14,668
2008	10,314	3,781	14,095
2009	7,231	6,461	13,692
2010	3,942	9,397	13,339
2011	1,715	11,067	12,782
Thereafter	961	56,013	56,974

	$37,726	$87,824	$125,550

Rental expense was $6.5 million, $10.6 million and $13.9 million during the years ended December 31, 2004, 2005 and 2006, respectively.

Litigation. The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period, which it is recorded.

Arizona. In 2005, one of the Company’s Arizona customers filed a lawsuit against the Company in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of the Company’s lending practices in Arizona on a variety of theories, alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law. The Company removed the case to federal court and filed a motion to compel arbitration. The Magistrate Judge granted the Company’s motion to compel arbitration, but found the Company’s class action waiver in the arbitration agreement signed by the customer to be unconscionable. The result of this decision is that he compelled the parties to consider the issue of class action standing in arbitration. The Company has appealed this ruling to the District Court judge, and the Company awaits his ruling.

Missouri. On October 13, 2006, Dequae Woods, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but has moved to compel arbitration of this matter. Plaintiff has secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The Company anticipates that the court will consider its motion to compel arbitration some time this summer.

New Mexico. In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. In January, 2006, the Attorney General purported to adopt the regulations in final form, effective February 15, 2006. The Company believes that the Attorney General does not have the authority to promulgate the purported regulations and that the purported regulations are in direct contravention of laws adopted by the New Mexico legislature. On February 10, 2006, the Company filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Court in Bernalillo County, New Mexico. In this suit, the Company sought temporary and permanent injunctions against the Attorney General enjoining her from taking any actions to enforce the purported regulations and seeking a declaratory judgment that the purported regulations are unenforceable. The New Mexico Attorney General has also issued civil investigative demands to the Company and several other payday lenders in New Mexico seeking information from the Company as part of her investigation of alleged unfair trade practices by payday lenders in New Mexico. The Company filed a lawsuit against the Attorney General contesting the enforceability of the civil investigative demand issued to it.

The Attorney General and the parties to the two lawsuits against the Attorney General (including the Company) agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) has an opportunity to promulgate new regulations for the payday loan industry. Either the New Mexico Attorney General or the other parties (including the Company) to the cases filed against the New Mexico Attorney General may reactivate either or both cases against the Attorney General upon 15 days notice to the other parties in that case, in which case the matter would be heard in court.

In June 2006, the FID promulgated new regulations, which were scheduled to go into effect on August 31, 2006. The new regulations proposed by the FID included provisions limiting loans and loan rates and included other consumer protections. Although the Company cannot predict the impact of any new regulations on its New Mexico operations, the regulations, if enacted, could have an adverse impact on its revenues and earnings in New Mexico. On August 30, 2006, the Company, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. The FID is appealing the court’s imposition of the permanent injunction, although the parties have not yet completed briefing on the issue.

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violation of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, its services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. This case is in the preliminary stages.

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, have appealed that ruling. The judge handling the lawsuit against the Company in North

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Carolina is the same judge who issued these three orders in December 2005. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that appeal. In January 2007, the North Carolina Supreme Court heard the appeal in the three companion cases, although it is unknown when the court will issue its ruling.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – CERTAIN CONCENTRATIONS OF RISK

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

Company branches located in the states of Missouri, California, Arizona, Kansas and New Mexico represented approximately 27%, 14%, 9%, 7%, and 5%, respectively, of total revenues for the year ended December 31, 2006. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

As discussed in Note 13 – “Commitments and Contingencies,” the Company currently has purported class action lawsuits filed against it in Missouri and Arizona and other regulatory proceedings in New Mexico.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 16 – STOCKHOLDERS AGREEMENT

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

As set forth in EITF Topic D-98, the Company recognized the changes in the value of the redeemable stock as they occurred at the end of each reporting period, effectively treating the end of each period as the redemption date. The amount of the increase in the carrying amount of the shares subject to redemption that has been charged to retained earnings is included as a reduction to the income available to common stockholders in the computations of basic and diluted earnings per share. See Note 11 for additional information.

In connection with the adoption of Statement of Financial Accounting Standards No.150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on July 1, 2003, the Company recognized a liability, referred to as liability for mandatory stock redemption, for $17.0 million and reduced shares subject to redemption for the same amount. As set forth in SFAS 150, beginning July 1, 2003, the shares considered to be subject to redemption under the Agreement (approximately 4.4 million in 2003 and 3.6 million in 2004) have been excluded from the computations of basic and diluted earnings per share in the weighted average share determination. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share. See Note 11 for additional information.

Effective June 30, 2004, the Company terminated the Agreement with the principals as discussed above. As a result, the $17 million liability for mandatory stock was reclassified to stockholders’ equity pursuant to SFAS 150 and the computations of earnings per share in future periods no longer require the adjustments associated with the liability for mandatory stock redemption.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 17 – SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2006
Total revenues	$38,432	$39,767	$45,346	$48,737	$172,282
Branch gross profit	12,334	9,163	11,756	14,901	48,154
Income from continuing operations before taxes	4,127	553	4,219	6,400	15,299
Income from continuing operations, net of tax	2,493	296	2,531	3,889	9,209
Net income	2,493	296	2,531	3,889	9,209

Earnings per share (a):
Basic
Continuing operations	$0.12	$0.01	$0.13	$0.20	$0.46
Discontinued operations

Net income	$0.12	$0.01	$0.13	$0.20	$0.46

Diluted
Continuing operations	$0.12	$0.01	$0.12	$0.19	$0.45
Discontinued operations

Net income	$0.12	$0.01	$0.12	$0.19	$0.45

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2005
Total revenues	$33,461	$36,132	$41,389	$41,896	$152,878
Branch gross profit	11,348	9,274	7,130	9,163	36,915
Income from continuing operations before taxes	5,272	2,301	209	2,453	10,235
Income from continuing operations, net of tax	3,250	1,403	78	1,592	6,323
Income (loss) from discontinued operations, net of tax	366	286	(1,054)	(542)	(944)
Net income (loss)	3,616	1,689	(976)	1,050	5,379

Earnings (loss) per share:
Basic
Continuing operations	$0.16	$0.07	$—	$0.08	$0.31
Discontinued operations	0.02	0.01	(0.05)	(0.03)	(0.05)

Net income	$0.18	$0.08	$(0.05)	$0.05	$0.26

Diluted
Continuing operations	$0.15	$0.07	$—	$0.07	$0.29
Discontinued operations	0.02	0.01	(0.05)	(0.02)	(0.04)

Net income	$0.17	$0.08	$(0.05)	$0.05	$0.25

(a)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2006 quarterly earnings per share do not equal the total computed for the year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 18 – SUBSEQUENT EVENTS

Equity Compensation Grants. In January 2007, the Company granted approximately 84,474 restricted shares to various employees and directors under the 2004 Plan. The total fair market value of the restricted shares under these grants was approximately $1.3 million. The 71,974 restricted shares granted to employees vest equally over four years and had a fair market value on the date of grant of approximately $1.1 million. The 12,500 shares granted to the directors vested immediately upon the date of grant and had a fair market value of approximately $200,000. The Company expects the issuance of the restricted stock in January 2007 and the issuance of restricted stock and performance-based shares to executives in December 2006 will result in an increase in compensation expense of approximately $1.2 million (net of estimated forfeitures) for the year ended December 31, 2007. For the year ended December 31, 2006, the Company recognized approximately $33,000 in stock-based compensation expense related to the restricted stock and performance-based shares granted to executives in December 2006.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.5	Stock Option Agreement with Robert L. Albin dated September 1, 2002. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.6	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.8	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.9	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.10	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

10.11	Form of Restricted Stock Award Agreement (Non-Employee Director). *

Exhibit No.	Description of Document
10.12	Credit Agreement dated as of January 19, 2006, among QC Holdings, Inc., U.S. Bank National Association and the Banks that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.17	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.18	First Amendment Agreement dated as of October 30, 2006, among QC Holdings, Inc., U.S. Bank National Association and the Banks that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006.

10.19	Securities Purchase Agreement between Express Check Advance LLC and QC Financial Services, Inc., dated as of December 1, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006.

10.20	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party.*

10.21	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks.*

10.22	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks.*

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

Exhibit No.	Description of Document

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.