Form 10-Q
period 2007-03-31
QC Holdings, Inc.
filed 2007-05-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2007:

Common Stock $0.01 per share par value – 19,511,661 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2007

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2006	March 31, 2007
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$23,446	$23,022
Loans receivable, less allowance for losses of $2,982 at December 31, 2006 and $1,770 at March 31, 2007	66,018	54,627
Prepaid expenses and other current assets	3,028	3,581

Total current assets	92,492	81,230

Property and equipment, net	31,311	29,250

Goodwill	14,492	15,326
Other assets, net	4,652	4,752

Total assets	$142,947	$130,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$909	$867
Accrued expenses and other liabilities	3,233	7,179
Accrued compensation and benefits	5,668	3,810
Deferred revenue	4,558	4,266
Income taxes payable	531	3,096
Dividends payable	1,975
Debt due within one year	16,300
Deferred income taxes	1,742	961

Total current liabilities	34,916	20,179

Deferred income taxes	2,645	1,865
Other non-current liabilities	598	658

Total liabilities	38,159	22,702

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 19,501,300 outstanding at December 31, 2006; 20,700,250 shares issued and 19,511,661 outstanding at March 31, 2007	207	207
Additional paid-in capital	70,227	69,913
Retained earnings	49,284	52,666
Treasury stock, at cost	(14,930)	(14,930)

Total stockholders’ equity	104,788	107,856

Total liabilities and stockholders’ equity	$142,947	$130,558

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues
Payday loan fees	$33,687	$41,580
Other	4,745	6,939

Total revenues	38,432	48,519

Branch expenses
Salaries and benefits	10,712	11,877
Provision for losses	5,243	6,475
Occupancy	5,338	7,916
Depreciation and amortization	1,261	1,227
Other	3,544	3,822

Total branch expenses	26,098	31,317

Branch gross profit	12,334	17,202

Regional expenses	3,073	3,006
Corporate expenses	4,875	6,415
Depreciation and amortization	306	496
Interest expense (income), net	(95)	115
Other expense, net	48	1,542

Income before taxes	4,127	5,628
Provision for income taxes	1,634	2,246

Net income	$2,493	$3,382

Weighted average number of common shares outstanding:
Basic	20,479	19,539
Diluted	21,302	20,153

Earnings per share:
Basic	$0.12	$0.17
Diluted	$0.12	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities
Net income	$2,493	$3,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,567	1,723
Provision for losses	5,243	6,475
Deferred income taxes	(709)	(1,492)
Loss on disposal of property and equipment	48	1,542
Other, net	24
Stock-based compensation	500	679
Stock option income tax benefits	(108)	(353)
Changes in operating assets and liabilities:
Loans receivable, net	6,402	5,945
Prepaid expenses and other assets	(378)	(547)
Other assets	34	72
Accounts payable	(264)	(42)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(954)	(333)
Income taxes	2,065	2,944
Other non-current liabilities	(35)	(35)

Net operating	15,928	19,960

Cash flows from investing activities
Purchase of property and equipment	(2,109)	(929)
Proceeds from sale of property and equipment	37	10
Acquisition costs, net		(197)

Net investing	(2,072)	(1,116)

Cash flows from financing activities
Repayments under credit facility		(16,300)
Dividends to stockholders		(1,975)
Repurchase of common stock	(2,152)	(1,577)
Exercise of stock options	263	231
Excess tax benefits from stock-based payment arrangements	108	353
Credit facility fees	(338)

Net financing	(2,119)	(19,268)

Cash and cash equivalents
Net increase (decrease)	11,737	(424)
At beginning of year	31,640	23,446

At end of period	$43,377	$23,022

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$—	$279
Income taxes	279	795

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, December 31, 2005	20,432,850	$207	$71,687	$42,050	$(3,128)	$110,816
Net income				9,209		9,209
Common stock repurchases	(1,316,800)				(16,544)	(16,544)
Dividends to stockholders				(1,975)		(1,975)
Stock-based compensation expense			1,234			1,234
Stock option exercises	385,250		(3,916)		4,742	826
Tax impact of stock-based compensation			1,156			1,156
Other, net			66			66

Balance, December 31, 2006	19,501,300	207	70,227	49,284	(14,930)	104,788
Net income				3,382		3,382
Common stock repurchases	(115,944)				(1,577)	(1,577)
Issuance of restricted stock awards	26,305		(328)		328	—
Stock-based compensation expense			679			679
Stock option exercises	100,000		(1,018)		1,249	231
Tax impact of stock-based compensation			353			353

Balance, March 31, 2007 (Unaudited)	19,511,661	$207	$69,913	$52,666	$(14,930)	$107,856

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business. The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc. and QC Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

QC Holdings, Inc. has provided various retail consumer financial products and services throughout its 23-year history. Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection.

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2007, the Company operated 588 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

During first quarter 2007, the Company closed 39 of its lower performing branches largely due to regulatory changes that affected the prospects for the long-term profitability of each branch. In accordance with Financial Accounting Standards Board (FASB) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), the Company recorded approximately $3.0 million in pre-tax charges during first quarter 2007 as a result of these closings. The charges included $1.5 million in losses for disposal of assets, $1.5 million in occupancy costs for lease terminations and other related occupancy costs and $40,000 in other costs.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2006 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2006 and March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2006 and 2007, in conformity with GAAP.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Note 2 – Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

Note 3 – Earnings Per Share

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

	Three Months Ended March 31,
	2006	2007
Net income	$2,493	$3,382

Weighted average shares outstanding:
Weighted average basic common shares outstanding	20,479	19,539
Dilutive effect of stock options and unvested restricted stock	823	614

Weighted average diluted common shares outstanding	21,302	20,153

Basic earnings per share:	$0.12	$0.17

Diluted earnings per share:	$0.12	$0.17

Note 4 – Significant Business Transactions

Closure of branches. During first quarter 2007, the Company closed 39 of its lower performing branches largely due to regulatory changes that affected the prospects for the long-term profitability of each branch. In accordance with FAS 146, the Company recorded approximately $3.0 million in pre-tax charges during first quarter 2007 as a result of these closings. The charges recorded included $1.5 million loss for the disposition of fixed assets, $1.5 million for lease terminations and other related occupancy costs and $40,000 for other costs. In the Consolidated Statements of Income the loss associated with the disposition of fixed assets is included in other expense, the costs associated with the lease terminations is included in occupancy costs and the other costs of $40,000 is included in other branch expenses.

The following table summarizes the accrued costs and other charges associated with the closure of branches and the activity related to those charges as of March 31, 2007 (in thousands).

	Balance at December 31, 2006	Additions	Reductions	Balance at March 31, 2007
Lease and related occupancy costs	$—	$1,456	$(362)	$1,094
Other		40	(40)	—

Total	$—	$1,496	$(402)	$1,094

As of March 31, 2007, the balance of $1.1 million for the accrued lease and related occupancy costs is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liability for these costs will be settled by December 31, 2007.

Acquisitions. During first quarter 2007, the Company acquired 9 branches and certain assets, in two separate acquisitions, for a total of $2.1 million. On March 7, 2007, the Company acquired one branch in Nevada for approximately $190,000. On March 31, 2007, the Company acquired eight branches in Missouri for approximately $1.9 million. The Company used the purchase method of accounting. In connection with the Missouri branch acquisition, the Company closed six of the branches acquired and transferred the receivable balances to existing locations. The acquisition of the Missouri branches was funded in April 2007 and therefore the purchase price of $1.9 million has been included in accrued expenses and other liabilities as of March 31, 2007. The following table summarizes the estimated fair values of the assets acquired on the date of acquisition (in thousands).

	Nevada Acquisition on March 7, 2007	Missouri Acquisition on March 31, 2007	Total
Number of branches acquired (a)	1	8	9

Payday loans receivables	$33	$997	$1,030
Property and equipment	20	83	103
Goodwill	101	726	827
Customer relationships	23	232	255
Non-compete agreement	8	83	91
Other assets	5	8	13

Total assets acquired	190	2,129	2,319
Current liabilities assumed (b)		(195)	(195)

Net assets acquired	$190	$1,934	$2,124

(a)	The Missouri acquisition includes one branch that was not yet open as of March 31, 2007.
(b)	Represents costs associated with terminating leases for the six branches that were closed immediately after the acquisition.

The amounts recorded as goodwill and intangible assets could change once the final purchase price allocations are completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for first quarter 2007.

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA). The results of ECA’s operations have been included in the consolidated financial statements since that date. ECA operates 51 payday loan branches in South Carolina. As a result of the acquisition, the Company has established a significant presence in South Carolina. The aggregate purchase price was $16.3 million, net of cash acquired. The acquisition was funded with a draw on the Company’s revolving credit facility, which was repaid during first quarter 2007.

Note 5 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2006	2007
Average loan to customer (principal plus fee)	$360.06	$362.81
Average fee received by the Company	$52.84	$52.30
Average term of the loan (days)	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 16 days after their due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During first quarter 2007, the Company received approximately $1.0 million from the sale of certain payday loan receivables that the Company had previously charged off. The sale was recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries.

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

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three months ended March 31, 2006 and 2007 (in thousands):

	Three Months Ended March 31,
	2006	2007
Allowance for loan losses
Balance, beginning of period	$1,705	$2,982
Adjustment to provision for losses based on evaluation of outstanding receivables	(656)	(1,212)

Balance, end of period	$1,049	$1,770

Provision for losses
Charged-off to expense	$16,780	$21,046
Recoveries	(10,822)	(13,369)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end	(715)	(1,202)

Total provision for losses	$5,243	$6,475

Note 6 – Other Revenues The components of “Other” revenues as reported in the statements of income are as follows (in thousands):
	Three Months Ended March 31,
	2006	2007
Check cashing fees	$2,358	$2,172
Title loan fees	1,092	1,113
Credit service fees	703	1,440
Installment loan fees		1,525
Other fees	592	689

Total	$4,745	$6,939

Note 7 – Property and Equipment Property and equipment consisted of the following (in thousands):
	December 31, 2006	March 31, 2007
Buildings	$2,540	$2,540
Leasehold improvements	21,767	20,804
Furniture and equipment	22,124	21,907
Vehicles	772	793

	47,203	46,044
Less: Accumulated depreciation and amortization	(15,892)	(16,794)

Total	$31,311	$29,250

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2006, the balance of the deferred rent liability was approximately $737,000, of which $598,000 is classified as a non-current liability. As of March 31, 2007, the balance of the deferred rent liability was approximately $703,000 of which $563,000 is classified as a non-current liability.

Note 8 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2006	March 31, 2007
Balance at beginning of period	$7,265	$14,492
Acquisitions (a)	7,227	834

Balance at end of period	$14,492	$15,326

(a)	Includes $7,000 adjustment to goodwill during first quarter 2007 for the ECA acquisition completed in December 2006.

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2006	March 31, 2007
Intangible assets:
Customer relationships	$1,915	$2,170
Non-compete agreements	705	796
Trade names	600	600
Debt issue costs	416	416
Other	15	15

Gross carrying amount	3,651	3,997
Less: Accumulated amortization	(208)	(390)

Net intangible assets	$3,443	$3,607

Intangible assets at December 31, 2006 and March 31, 2007 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 9 – Income taxes

On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As of December 31, 2006 and March 31, 2007 the accrued liability for unrecognized tax benefits was approximately $150,000. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $150,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense respectively. As of March 31, 2007, the amount of accrued interest and penalties was approximately $40,000 and $25,000 respectively.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2005 and 2006 federal income tax returns are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 1999 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

The Company is currently being audited in one state jurisdiction. It is reasonably possible that the Company will settle the audit in this particular state jurisdiction within 12 months after the reporting date.

Note 10 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2006 and March 31, 2007, the consumers had total loans outstanding with the lender of approximately $2.2 million and $1.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $110,000 at March 31, 2007.

Note 11 – Credit Facility

On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash expenses related to equity-based compensation). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the Company has agreed in the credit facility to maintain a fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.25 to 1, a leverage ratio (defined as the ratio of funded debt to EBITDA, as defined in credit agreement) not greater than 2.00 to 1, and a minimum consolidated net worth of not less than $81.6 million, plus 75% of the Company’s consolidated net income since January 2006. The credit facility expires on January 19, 2009.

On October 30, 2006, the Company entered into an amendment to its credit agreement to amend certain financial covenants that affect the Company’s ability to repurchase shares of its common stock and pay dividends on its stock. The amendment also waived any defaults under the credit agreement (prior to the amendment) as a result of the Company’s repurchase of approximately $10.7 million of its common stock during third quarter 2006. The amendment provides for greater flexibility in repurchasing the Company’s common stock within the parameters of the existing authorization and removes the restriction on the Company’s ability to pay dividends to its stockholders. As of March 31, 2007, the Company was in compliance with all debt covenants.

On December 1, 2006, the Company borrowed $16.3 million under the credit facility with a LIBOR Rate loan to fund the acquisition of ECA. The LIBOR Rate loan had a loan term of three months. The weighted average interest rate on borrowings under the LIBOR Rate loan was 6.87% during first quarter 2007. As of December 31, 2006, the Company had $16.3 million outstanding under this credit facility, which was classified as a current liability on the Consolidated Balance Sheet due to the short-term nature of the loan term. During first quarter 2007, the Company repaid the $16.3 million that was outstanding as of December 31, 2006. As of March 31, 2007, the Company did not have any outstanding indebtedness.

Note 12 – Stock-Based Compensation

Restricted stock grants. During first quarter 2007, the Company granted 84,474 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 71,974 shares granted to employees that vest equally over four years and 12,500 shares granted to non-employee directors that vested immediately upon grant. The Company estimated that the fair market value of these restricted stock grants was approximately $1.2 million. For the three months ended March 31, 2007, the Company recognized approximately $245,000 in stock-based compensation expense related to these restricted stock grants. As of March 31, 2007, there was $967,000 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2007 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2007	98,765	$13.24
Granted	84,474	15.69
Vested	(26,305)	11.90
Forfeited	(705)	11.92

Non-vested balance, March 31, 2007	156,229	$14.47

Note 13 – Commitments and Contingencies

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

Arizona. In 2005, one of the Company’s Arizona customers filed a lawsuit against the Company in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of the Company’s lending practices in Arizona on a variety of theories, alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law. The Company removed the case to federal court and filed a motion to compel arbitration. The Magistrate Judge granted the Company’s motion to compel arbitration, but found the Company’s class action waiver in the arbitration agreement signed by the customer to be unconscionable. The result of this decision is that he compelled the parties to consider the issue of class action standing in arbitration. The Company appealed this ruling to the District Court judge, and, in March 2007, the District Court affirmed the ruling of the Magistrate Judge. The Company is appealing the District Court ruling.

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

New Mexico. In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. In January 2006, the Attorney General purported to adopt the regulations in final form. The Company filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District Court in Bernalillo County, New Mexico.

The Attorney General and the parties to the lawsuits against the Attorney General (including the Company) agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) had an opportunity to promulgate new regulations for the payday loan industry.

In June 2006, the FID promulgated new regulations, which were scheduled to go into effect on August 31, 2006. On August 30, 2006, the Company, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. The FID never perfected its appeal of the permanent injunction (after expressing its intent to do so), and in April 2007, the court entered an order dismissing the FID’s appeal and making the injunction permanent.

In March 2007, New Mexico adopted legislation (effective November 2007) that will, among other matters, reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100 borrowed. The Company anticipates that this new legislation will effectively end all pending matters with the New Mexico Attorney General and the FID, and the Company intends to dismiss all pending litigation it has filed against the New Mexico Attorney General.

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

Note 14 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of March 31, 2007, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and New Mexico represented approximately 24%, 13%, 9%, 7%, 6% and 5%, respectively, of total revenues for the three months ended March 31, 2007. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of these states, the Company’s financial position, results of operations and cash flows could be affected.

In March 2007, New Mexico adopted legislation (effective November 2007) that will reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100 borrowed, which will adversely affect our revenues and gross profits in New Mexico after that effective date.

Note 15 – Stock Repurchase Program

In August 2006, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if the Company had repurchased common stock with an aggregate cost of $10 million. As of March 31, 2007, the Company has repurchased 1.7 million shares at a total cost of approximately $21.7 million.

Note 16 – Subsequent Events

Dividends. On May 1, 2007, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on May 31, 2007 to stockholders of record as of May 15, 2007. The Company estimates that the total amount of the dividend will be approximately $2 million.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit branches, (4) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (5) changes in our key management personnel, (6) integration risks and costs associated with contemplated and completed acquisitions, and (7) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represents approximately 86% of our total revenues during first quarter 2007. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. We operated 588 branches in 25 states at March 31, 2007. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a CSO on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees, professional fees and equity award expenses are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the analysis as of March 31, 2007 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 24,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as 10 companies operate approximately 8,500 branches in the United States.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We are actively identifying possible branch locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. During first quarter 2007, we closed 39 of our lower performing branches largely due to regulatory changes that affected the prospects for long-term profitability of each branch. As a result of these closings, we recorded approximately $3.0 million in pre-tax charges during first quarter 2007. The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2002.

	2002	2003	2004	2005	2006	March 31, 2007
Beginning branch locations	204	258	294	371	532	613
De novo branches opened during period	55	45	54	174	46	12
Acquired branches during period	6		29	10	51	8
Branches closed during period	(7)	(9)	(6)	(23)	(16)	(45)

Ending branch locations	258	294	371	532	613	588

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

Recent Accounting Developments

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

The following table sets forth our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$33,687	$41,580	87.7%	85.7%
Other	4,745	6,939	12.3%	14.3%

Total revenues	38,432	48,519	100.0%	100.0%

Branch expenses
Salaries and benefits	10,712	11,877	27.9%	24.5%
Provision for losses	5,243	6,475	13.6%	13.3%
Occupancy	5,338	7,916	13.9%	16.3%
Depreciation and amortization	1,261	1,227	3.3%	2.5%
Other	3,544	3,822	9.2%	7.9%

Total branch expenses	26,098	31,317	67.9%	64.5%

Branch gross profit	12,334	17,202	32.1%	35.5%
Regional expenses	3,073	3,006	8.0%	6.2%
Corporate expenses	4,875	6,415	12.7%	13.2%
Depreciation and amortization	306	496	0.8%	1.0%
Interest expense (income), net	(95)	115	(0.2)%	0.2%
Other expense, net	48	1,542	0.1%	3.3%

Income before taxes	4,127	5,628	10.7%	11.6%
Provision for income taxes	1,634	2,246	4.2%	4.6%

Net income	$2,493	$3,382	6.5%	7.0%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
Other Information:
Payday loan volume (in thousands)	$231,698	$279,052
Average revenue per branch	71,039	80,730
Average loan size (principal plus fee)	$360.06	$362.81
Average fees per loan	52.84	52.30

Branch Information:
Number of branches, beginning of period	532	613
De novo branches opened	18	12
Acquired branches		8
Branches closed	(1)	(45)

Number of branches, end of period	549	588

Average number of branches open during period	541	601

	Three Months Ended March 31,
	2006	2007
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$37,093	$43,121
Total number of comparable branches	486	486
Average revenue per comparable branch	$76,323	$88,726

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since December 31, 2005.

Net income. For the three months ended March 31, 2007, net income was $3.4 million compared to $2.5 million for the same period in 2006. As noted above, we closed 39 of our lower performing branches during first quarter 2007. The closure of these branches was largely due to regulatory changes that affected the prospects for long-term profitability of each branch. As a result of these closings, we recorded approximately $3.0 million in pre-tax charges during first quarter 2007. The charges recorded included $1.5 million in losses on the disposition of fixed assets, $1.5 million in occupancy costs for lease terminations and other related occupancy costs and $40,000 in other costs. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2007, revenues were $48.5 million, a 26.3% increase from $38.4 million during the three months ended March 31, 2006. The growth in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $279.1 million through payday loans during first quarter 2007, which was an increase of 20.5% over the $231.7 million during first quarter 2006. The average loan (including fee) totaled $362.81 in first quarter 2007 versus $360.06 during first quarter 2006. Average fees received from customers per loan declined from $52.84 in first quarter 2006 to $52.30 in first quarter 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100 for first quarter 2007 was $16.84 compared to $17.20 in first quarter 2006.

We anticipate that our average fee rate may continue to decline in 2007 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that will reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2007 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Comparable branches	$37,093	$43,121
Branches opened in 2006	65	4,811
Branches opened in 2007		5
Other (a)	1,274	582

Total	$38,432	$48,519

(a)	represents primarily closed branches

Our revenues from comparable branches increased by $6.0 million, from $37.1 million during first quarter 2006 to $43.1 million in first quarter 2007. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our 2005 group of branches improved 65% to $9.4 million for the first quarter 2007 versus $5.7 million in first quarter 2006.

During 2007, we believe the growth rate in comparable branch revenue will be particularly affected by: (i) the benefits resulting from the aging of our 2005 and 2004 groups of branches; (ii) the negative effects resulting from the federal guidelines that effectively bans payday lending to members of the military, which could reduce our revenues by approximately $2 million to $3 million; and (iii) the new legislation adopted in New Mexico (effective November 2007) that will reduce the fee rate from $20.00 per $100.00 to $15.50 per $100.00 borrowed and place restrictions on the number of loans a customer may have in New Mexico.

Revenues in first quarter 2007 also include approximately $4.8 million from branches added during 2006, including the 51 South Carolina branches acquired in December 2006.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $6.9 million during first quarter 2007, up approximately $2.0 million from the $4.7 million in the comparable prior year quarter. The following table summarizes other revenues:

	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Check cashing fees	$2,358	$2,172	6.1%	4.5%
Title loan fees	1,092	1,113	2.9%	2.3%
Credit service fees	703	1,440	1.8%	3.0%
Installment loan fees		1,525		3.1%
Other fees	592	689	1.5%	1.4%

Total	$4,745	$6,939	12.3%	14.3%

The decline in check cashing fees reflects a decrease in demand, partially offset by a greater number of branches providing the product. The revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006.

Branch Expenses. Total branch expenses increased $5.2 million, or 19.9%, from $26.1 million during first quarter 2006 to $31.3 million in first quarter 2007. The increase was attributable to costs at newer branches and to a $1.5 million charge related to the branch closings for operating lease terminations and other related occupancy costs. Branch-level salaries and benefits increased by $1.2 million for the three months ended March 31, 2007 compared to the same period in the prior year primarily as a result of a 7% increase in field personnel associated with our new branches.

The provision for losses increased from $5.2 million in first quarter 2006 to $6.5 million during first quarter 2007. Our loss ratio was 13.3% in first quarter 2007 versus 13.6% in first quarter 2006. Comparable branches totaled $6.6 million in loan losses during first quarter 2007, while branches opened during 2006 and the first three months of 2007 had approximately $1.1 million in loan losses. In our comparable branches, the loss ratio was 15.2% during first quarter 2007. The favorable loss ratios experienced in first quarter 2007 and first quarter 2006 reflect reduced charge-offs as a result of the ongoing benefits of our loan origination-based verification procedures and strong collections. Our charge-offs as a percentage of revenue were 43.4% during first quarter 2007 compared to 43.7% during first quarter 2006. Our collections as a percentage of charge-offs were 63.5% during first quarter 2007 and 64.5% during first quarter 2006. In addition, we received approximately $1.0 million from the sale of certain payday loan receivables during first quarter 2007 that had previously been written off.

Occupancy costs increased from $5.3 million in first quarter 2006 to $7.9 million in first quarter 2007. Occupancy costs as a percentage of revenues increased from 13.9% in first quarter 2006 to 16.3% in first quarter 2007. The higher level of occupancy costs was primarily due to the branch closing costs and to a higher average number of branches quarter-to-quarter. As noted above, we recorded a charge of $1.5 million to occupancy expense to reflect an estimate of the lease termination costs and other related occupancy costs associated with our decision to close these branches.

Branch Gross Profit. Branch gross profit increased from $12.3 million in first quarter 2006 to $17.2 million in first quarter 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 32.1% during first quarter 2006 to 35.5% during first quarter 2007. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Comparable branches	$13,212	$17,855
Branches opened in 2006	(556)	875
Branches opened in 2007		(97)
Other (a)	(322)	(1,431)

Total	$12,334	$17,202

(a)	represents primarily closed branches

Comparable branches during first quarter 2007 reported a gross margin of 41.4% versus 35.6% in first quarter 2006, with the improvements resulting from stronger results in the majority of states. The 96 branches added during 2006 reported gross profit $875,000, the majority of which is from the 51 South Carolina branches acquired in December 2006.

Regional and Corporate Expenses. Regional and corporate expenses increased $1.4 during the three months ended March 31, 2007, to $9.4 million from $8.0 million in first quarter 2006. The higher level of expenses in first quarter 2007 is attributable to approximately $750,000 in advertising and public awareness expenditures, equity award compensation for grants made in December 2006 and January 2007 and to salaries associated with a 10% increase in the average number of home office and regional personnel quarter-to-quarter.

Income Tax Provision. The effective income tax rate during first quarter 2007, increased slightly to 39.9% from 39.6% in prior year’s first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Cash flows provided by (used for):
Operating activities	$15,928	$19,960
Investing activities	(2,072)	(1,116)
Financing activities	(2,119)	(19,268)

Net increase (decrease) in cash and cash equivalents	11,737	(424)
Cash and cash equivalents, beginning of year	31,640	23,446

Cash and cash equivalents, end of period	$43,377	$23,022

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. In addition, we entered into a credit agreement on January 19, 2006, which provides a three-year revolving line of credit for borrowings up to $45.0 million (the credit facility). As of March 31, 2007, there was no balance outstanding under the credit facility.

Net cash provided by operating activities for the three months ended March 31, 2007 was $20.0 million, approximately $4.1 million higher than the $15.9 million in comparable 2006. This increase is primarily attributable to higher net income during first quarter 2007, plus certain non-cash charges associated with the branch closings.

Net cash used by investing activities for the three months ended March 31, 2007 was $1.1 million, which consisted of approximately $929,000 for capital expenditures and approximately $197,000 for acquisition costs. The capital expenditures included $147,000 to open 4 de novo branches in 2007, $371,000 for renovations to existing and acquired branches, $234,000 for technology and other furnishings at the corporate office, $39,000 for branches not yet open as of March 31, 2007 and $138,000 for other expenditures. Net cash used by investing activities for the three months ended March 31, 2006 was $2.1 million for capital expenditures. The capital expenditures included $682,000 to open 18 de novo branches in 2006, $733,000 for renovations to existing and acquired branches, $331,000 for tenant improvements, furnishings and technology for the new corporate office space and $363,000 for branches not yet open as of March 31, 2006 and other expenditures.

Cash used for financing activities for the three months ended March 31, 2007 was $19.3 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility. In addition, we paid dividends to stockholders totaling $2.0 million and repurchased approximately 116,000 shares of our common stock for $1.6 million. These items were partially offset by proceeds received from the exercise of stock options by employees. During the three months ended March 31, 2006, cash outflows consisted of the repurchase 174,000 shares of our common stock for approximately $2.2 million.

Future Capital Requirements. We believe that our available cash, expected cash flows from operations and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements for the foreseeable future. Expected future uses of cash include funding of anticipated increases in payday loans, dividend payments, common stock repurchases, financing of new branch expansion and acquisitions and if amounts are borrowed under the credit facility, debt repayments and interest payments on the outstanding debt.

On May 1, 2007, our board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on May 31, 2007 to stockholders of record as of May 15, 2007. We estimate that the total amount of the dividend will be approximately $2 million.

The level of cash required to operate a particular branch varies based on the products and services provided by that branch. For each branch location, cash is comprised of: (i) a certain amount of cash needed in the branch location; (ii) an operating reserve amount at the local bank used by that branch; and (iii) in-transit amounts within the banking system. As a general guideline, a typical payday only branch requires an average of approximately $10,000 to $15,000, while a branch that also includes check cashing requires an average of approximately $35,000 to $45,000.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005 and 2006, we were able to achieve de novo unit branch growth of 46.9% and 8.6%, respectively. In addition, we acquired 10 branches and 51 branches in 2005 and 2006, respectively. During the first quarter 2007, we opened 12 branches and acquired 8 branches. In connection with one of our acquisitions, we elected to close six of the branches acquired and transfer the receivable balances to our existing branch locations. During 2007, we expect to open between 15 and 25 additional branches. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2006, we opened 46 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

Common Stock Repurchase Program. In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of March 31, 2007, we have repurchased 1.7 million shares at a total cost of approximately $21.7 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and New Mexico represented approximately 24%, 13%, 9%, 7%, 6% and 5%, respectively, of total revenues for the three months ended March 31, 2007. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

As discussed above, there is new legislation in New Mexico that will become effective in November 2007, which will adversely affect our revenues and gross profit in our New Mexico branches.

Seasonality

Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. This historical pattern continued in the first quarter of 2007, as we experienced a significant reduction in loan demand by the end of the quarter. Our loss ratio historically fluctuates with these changes in payday loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2006, and March 31, 2007, consumers had total loans outstanding with the lender of approximately $2.2 million and $1.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $110,000 as of March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Arizona. In 2005, one of our Arizona customers filed a lawsuit against us in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of our lending practices in Arizona on a variety of theories, alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law. We removed the case to federal court and filed a motion to compel arbitration. The Magistrate Judge granted our motion to compel arbitration, but found our class action waiver in the arbitration agreement signed by the customer to be unconscionable. The result of this decision is that he compelled the parties to consider the issue of class action standing in arbitration. We appealed this ruling to the District Court judge, and, in March 2007, the District Court affirmed the ruling of the Magistrate Judge. We are appealing the District Court ruling.

New Mexico. In September 2005, the New Mexico Attorney General issued proposed regulations that have the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday loans in New Mexico. In January 2006, the Attorney General purported to adopt the regulations in final form. We filed a Civil Complaint for Injunctive Relief and Declaratory Judgment against the New Mexico Attorney General in District Court in Bernalillo County, New Mexico.

The Attorney General and the parties to the lawsuits against the Attorney General (including us) agreed to stay those proceedings while the New Mexico Financial Institutions Division (FID) had an opportunity to promulgate new regulations for the payday loan industry.

In June 2006, the FID promulgated new regulations, which were scheduled to go into effect on August 31, 2006. On August 30, 2006, we, joined by other parties, received a permanent injunction of the FID regulations in state court in New Mexico. As a result of this ruling, the FID is restrained from enforcing its regulations. The FID never perfected its appeal of the permanent injunction (after expressing its intent to do so), and in April 2007, the court entered an order dismissing the FID’s appeal and making the injunction permanent.

In March 2007, New Mexico adopted legislation (effective November 2007) that will, among other matters, reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100 borrowed. We anticipate that this new legislation will effectively end all pending matters with the New Mexico Attorney General and the FID, and we intend to dismiss all pending litigation that we have filed against the New Mexico Attorney General.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. In August 2006, our board of directors increased the authorization limit of our common stock repurchase program to $30 million and extended the program through June 30, 2007. The program would have otherwise expired on December 31, 2006, or earlier if we had repurchased common stock with an aggregate cost of $10 million. As of March 31, 2007, we have repurchased 1.7 million shares at a total cost of approximately $21.7 million.

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31 (a)	3,944	$15.03	—	$9,792,092
February 1 – February 28	—	—	—	9,792,092
March 1 – March 31	112,000	13.50	112,000	8,274,492

Total	115,944	$12.15	112,000	$8,274,492

(a)	Stock repurchases during January 2007 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

10.1	QC Holdings, Inc. Executive Nonqualified Excess Plan

10.2	QC Holdings, Inc. Executive Nonqualified Excess Plan Adoption Agreement

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2007.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)