Form 10-Q
period 2007-06-30
QC Holdings, Inc.
filed 2007-08-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2007:

Common Stock $0.01 per share par value – 19,266,699 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2007

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2006	June 30, 2007

		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$23,446	$19,261
Loans receivable, less allowance for losses of $2,982 at December 31, 2006 and $3,721 at June 30, 2007	66,018	63,363
Prepaid expenses and other current assets	3,028	4,013

Total current assets	92,492	86,637
Property and equipment, net	31,311	28,432
Goodwill	14,492	15,756
Other assets, net	4,652	4,730

Total assets	$142,947	$135,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$909	$634
Accrued expenses and other liabilities	3,233	4,876
Accrued compensation and benefits	5,668	5,780
Deferred revenue	4,558	5,260
Income taxes payable	531
Dividends payable	1,975
Debt due within one year	16,300	10,500
Deferred income taxes	1,742	1,086

Total current liabilities	34,916	28,136

Deferred income taxes	2,645	1,762
Other non-current liabilities	598	690

Total liabilities	38,159	30,588

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 19,501,300 outstanding at December 31, 2006; 20,700,250 shares issued and 19,263,649 outstanding at June 30, 2007	207	207
Additional paid-in capital	70,227	69,731
Retained earnings	49,284	53,957
Treasury stock, at cost	(14,930)	(18,928)

Total stockholders' equity	104,788	104,967

Total liabilities and stockholders' equity	$142,947	$135,555

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues
Payday loan fees	$35,713	$44,308	$69,400	$85,888
Other	4,054	6,936	8,799	13,875

Total revenues	39,767	51,244	78,199	99,763

Branch expenses
Salaries and benefits	10,856	11,433	21,568	23,310
Provision for losses	9,380	14,205	14,623	20,680
Occupancy	5,463	6,139	11,001	14,055
Depreciation and amortization	1,230	1,209	2,491	2,436
Other	3,675	3,484	7,019	7,306

Total branch expenses	30,604	36,470	56,702	67,787

Branch gross profit	9,163	14,774	21,497	31,976

Regional expenses	3,043	3,230	6,116	6,236
Corporate expenses	5,272	4,977	10,147	11,392
Depreciation and amortization	332	553	638	1,049
Interest expense (income), net	(182)	55	(277)	170
Other expense, net	145	531	193	2,073

Income before taxes	553	5,428	4,680	11,056
Provision for income taxes	257	2,159	1,891	4,405

Net income	$296	$3,269	$2,789	$6,651

Weighted average number of common shares outstanding:
Basic	20,278	19,461	20,378	19,500
Diluted	21,046	19,997	21,135	20,026

Earnings per share:
Basic	$0.01	$0.17	$0.14	$0.34
Diluted	$0.01	$0.16	$0.13	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities
Net income	$2,789	$6,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,129	3,485
Provision for losses	14,623	20,680
Deferred income taxes	(292)	(1,471)
Loss on disposal of property and equipment	193	2,073
Other, net	49
Stock-based compensation	718	1,176
Stock option income tax benefits	(416)	(999)
Changes in operating assets and liabilities:
Loans receivable, net	(11,534)	(16,672)
Prepaid expenses and other assets	(93)	(336)
Other assets	(645)	121
Accounts payable	(294)	(275)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,031	1,890
Income taxes	(2,408)	(144)
Other non-current liabilities	(70)	(2)

Net operating	6,780	16,177

Cash flows from investing activities
Purchase of property and equipment	(3,784)	(1,699)
Proceeds from sale of property and equipment	55	25
Acquisition costs, net		(3,266)

Net investing	(3,729)	(4,940)

Cash flows from financing activities
Borrowings under credit facility		10,500
Repayments under credit facility		(16,300)
Dividends to stockholders		(3,953)
Repurchase of common stock	(5,846)	(7,357)
Exercise of stock options	469	689
Excess tax benefits from stock-based payment arrangements	416	999
Credit facility fees	338

Net financing	(4,623)	(15,422)

Cash and cash equivalents
Net decrease	(1,572)	(4,185)
At beginning of year	31,640	23,446

At end of period	$30,068	$19,261

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$255	$376
Income taxes	3,599	6,084

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders' equity
Balance, December 31, 2005	20,432,850	$207	$71,687	$42,050	$(3,128)	$110,816
Net income				9,209		9,209
Common stock repurchases	(1,316,800)				(16,544)	(16,544)
Dividends to stockholders				(1,975)		(1,975)
Stock-based compensation expense			1,234			1,234
Stock option exercises	385,250		(3,916)		4,742	826
Tax impact of stock-based compensation			1,156			1,156
Other, net			66			66

Balance, December 31, 2006	19,501,300	207	70,227	49,284	(14,930)	104,788
Net income				6,651		6,651
Common stock repurchases	(503,956)				(7,358)	(7,358)
Dividends to stockholders				(1,978)		(1,978)
Issuance of restricted stock awards	26,305		(328)		328	—
Stock-based compensation expense			1,176			1,176
Stock option exercises	240,000		(2,343)		3,032	689
Tax impact of stock-based compensation			999			999

Balance, June 30, 2007 (Unaudited)	19,263,649	$207	$69,731	$53,957	$(18,928)	$104,967

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business. The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc. and QC E-Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

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

The Company also provides other consumer financial products and services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2007, the Company operated 599 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

On July 1, 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, the Company determined during the second quarter 2007 that it would close its eight branches in Oregon during third quarter 2007. In addition, the Company closed 39 of its lower performing branches during first quarter 2007 largely due to regulatory changes that affected the prospects for the long-term profitability of each branch. In accordance with accounting principles generally accepted in the United States (GAAP), the Company recorded approximately $3.5 million in pre-tax charges during the six months ended June 30, 2007, as a result of these closings. The charges included $1.8 million in losses for disposal of assets, $1.6 million in occupancy costs for lease terminations and other related occupancy costs and $82,000 in other costs. See additional information in Note 4.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2006 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2006 and June 30, 2007, and the results of operations and cash flows for the three months and six months ended June 30, 2006 and 2007, in conformity with GAAP.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Note 2 – Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. See additional information in Note 9.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$296	$3,269	$2,789	$6,651

Weighted average shares outstanding:
Weighted average basic common shares outstanding	20,278	19,461	20,378	19,500
Dilutive effect of stock options and unvested restricted stock	768	536	757	526

Weighted average diluted common shares outstanding	21,046	19,997	21,135	20,026

Basic earnings per share:	$0.01	$0.17	$0.14	$0.34

Diluted earnings per share:	$0.01	$0.16	$0.13	$0.33

Note 4 – Significant Business Transactions

Closure of branches. During second quarter 2007, the Company decided to close all its branches in Oregon due to a new law that went into effect on July 1, 2007 that effectively precludes payday loans. The Company expects to close its eight branches in Oregon by the end of third quarter 2007. In accordance with GAAP, the Company recorded approximately $517,000 in pre-tax charges during second quarter 2007 associated with these expected closings. The charges included a $373,000 loss for the disposition of fixed assets, $102,000 for lease terminations and other related occupancy costs, $31,000 in severance and benefit costs and $11,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as an other expense, the costs associated with the lease terminations are included in occupancy costs and the other costs of $11,000 are included in other branch expenses.

During first quarter 2007, the Company closed 39 of its lower performing branches largely due to regulatory changes that affected the prospects for the long-term profitability of each branch. In accordance with GAAP, the Company recorded approximately $3.0 million in pre-tax charges during first quarter 2007 as a result of these closings. The charges recorded included $1.5 million loss for the disposition of fixed assets, $1.5 million for lease terminations and other related occupancy costs and $40,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as an other expense, the costs associated with the lease terminations are occupancy costs and the other costs of $40,000 are included in other branch expenses.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of June 30, 2007(in thousands).

	Balance at December 31, 2006	Additions	Reductions	Balance at June 30, 2007
Lease and related occupancy costs	$—	$1,558	$(901)	$657
Severance		31		31
Other		51	(51)

Total	$—	$1,640	$(952)	$688

As of June 30, 2007, the balance of $688,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled by December 31, 2007.

Acquisitions. During the first six months of 2007, the Company acquired 13 branches and certain assets, in four separate acquisitions, for a total of $3.3 million, which included net book value of depreciable assets of approximately $204,000 and loans receivable of approximately $1.4 million. In connection with an acquisition of eight branches in Missouri, the Company closed six of the branches acquired and transferred the receivable balances to existing locations. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this amount, the Company allocated $1.3 million to goodwill, $388,000 to customer relationships and $206,000 to non-compete agreements. The purchase price allocations with respect to these acquisitions have been completed. See additional information in Note 8. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the first six months ended June 30, 2007.

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA). The results of ECA’s operations have been included in the consolidated financial statements since that date. ECA currently operates 50 payday loan branches in South Carolina. As a result of the acquisition, the Company has established a significant presence in South Carolina. The aggregate purchase price was $16.3 million, net of cash acquired. The acquisition was funded with a draw on the Company’s revolving credit facility, which was repaid during first quarter 2007.

Note 5 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Average loan to customer (principal plus fee)	$360.41	$361.22	$360.25	$361.99
Average fee received by the Company	$53.21	$51.94	$53.03	$52.11
Average term of the loan (days)	16	15	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 16 days after their due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the six months ended June 30, 2007, the Company received approximately $1.8 million from the sale of certain payday loan receivables that the Company had previously charged-off. The sale was recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries.

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume). For purposes of the allowance calculation, installment loans are included with payday loans and title loans based on the expectation that the loss experience for installment loans will be similar to payday loans and title loans.

The following tables summarize the activity in the allowance for loan losses and the provision for losses during the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for loan losses	2006	2007	2006	2007
Balance, beginning of period	$1,049	$1,770	$1,705	$2,982
Adjustment to provision for losses based on evaluation of outstanding receivables	731	1,951	75	739

Balance, end of period	$1,780	$3,721	$1,780	$3,721

	Three Months Ended June 30,		Six Months Ended June 30,
Provision for losses	2006	2007	2006	2007
Charged-off to expense	$17,335	$23,358	$34,115	$44,404
Recoveries	(8,696)	(11,114)	(19,518)	(24,483)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end	741	1,961	26	759

Balance, end of period	$9,380	$14,205	$14,623	$20,680

Note 6 – Other Revenues The components of “Other” revenues as reported in the statements of income are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Check cashing fees	$1,455	$1,461	$3,813	$3,633
Title loan fees	1,158	1,088	2,250	2,201
Credit service fees	781	1,681	1,484	3,121
Installment loan fees	131	2,068	131	3,593
Other fees	529	638	1,121	1,327

Total	$4,054	$6,936	$8,799	$13,875

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2006	June 30, 2007

Buildings	$2,540	$2,540
Leasehold improvements	21,767	20,926
Furniture and equipment	22,124	22,323
Vehicles	772	847

	47,203	46,636
Less: Accumulated depreciation and amortization	(15,892)	(18,204)

Total	$31,311	$28,432

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2006, the balance of the deferred rent liability was approximately $737,000, of which $598,000 is classified as a non-current liability. As of June 30, 2007, the balance of the deferred rent liability was approximately $667,000 of which $528,000 is classified as a non-current liability.

Note 8 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2006	June 30, 2007
Balance at beginning of period	$7,265	$14,492
Acquisitions	7,227	1,264

Balance at end of period	$14,492	$15,756

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2006	June 30, 2007
Intangible assets:
Customer relationships	$1,915	$2,303
Non-compete agreements	705	911
Trade names	600	600
Debt issue costs	416	416
Other	15	15

Gross carrying amount	3,651	4,245
Less: Accumulated amortization	(208)	(614)

Net intangible assets	$3,443	$3,631

Intangible assets at December 31, 2006 and June 30, 2007 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 9 – Income taxes

On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As of December 31, 2006 and June 30, 2007, the accrued liability for unrecognized tax benefits was approximately $150,000. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $150,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. As of June 30, 2007, the amount of accrued interest and penalties was approximately $40,000 and $25,000, respectively.

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

Note 10 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2006 and June 30, 2007, the consumers had total loans outstanding with the lender of approximately $2.2 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $120,000 at June 30, 2007.

Note 11 – Credit Facility

On January 19, 2006, the Company entered into a credit agreement with a syndicate of banks, which provides for a revolving line of credit (including provisions permitting the issuance of letters of credit) in the aggregate principal amount of up to $45.0 million (the credit facility). The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, instruments, deposit accounts, investment property and the proceeds thereof, and general intangibles including intellectual property). Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash expenses related to equity-based compensation). An annual facility fee of 0.25% is required on the credit facility. Among other provisions, the Company has agreed in the credit facility to maintain a fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.25 to 1, a leverage ratio (defined as the ratio of funded debt to EBITDA, as defined in credit agreement) not greater than 2.00 to 1, and a minimum consolidated net worth of not less than $81.6 million, plus 75% of the Company’s consolidated net income since January 2006. The credit facility expires on January 19, 2009.

On October 30, 2006, the Company entered into an amendment to its credit agreement to amend certain financial covenants that affect the Company’s ability to repurchase shares of its common stock and pay dividends on its stock. The amendment also waived any defaults under the credit agreement (prior to the amendment) as a result of the Company’s repurchase of approximately $10.7 million of its common stock during third quarter 2006. The amendment provides for greater flexibility in repurchasing the Company’s common stock within the parameters of the existing authorization and removes the restriction on the Company’s ability to pay dividends to its stockholders. As of June 30, 2007, the Company was in compliance with all debt covenants.

On December 1, 2006, the Company borrowed $16.3 million under the credit facility with a LIBOR Rate loan to fund the acquisition of ECA. The LIBOR Rate loan had a loan term of three months. The weighted average interest rate on borrowings under the LIBOR Rate loan was 6.87% during first quarter 2007. As of December 31, 2006, the Company had $16.3 million outstanding under the credit facility, which was classified as a current liability on the Consolidated Balance Sheet due to the short-term nature of the loan term. During first quarter 2007, the Company repaid the $16.3 million that was outstanding as of December 31, 2006.

During second quarter 2006, the Company borrowed $10.5 million under the credit facility to fund its operations. The weighted average interest rate on borrowings under the LIBOR Rate loan was 7.40% during second quarter 2007. As of June 30, 2007, the Company had $10.5 million outstanding under the credit facility, which was classified as a current liability on the Consolidated Balance Sheet due to the short-term nature of the borrowings.

Note 12 – Stockholders Equity

Stock Repurchases. On July 31, 2007, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $40 million, subject to amendment of the Company’s credit facility. In June 2007, the Company’s board of directors extended the program through June 30, 2008. As of June 30, 2007, the Company has repurchased 2.1 million shares at a total cost of approximately $27.5 million.

Dividends. On May 1, 2007, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend amount of approximately $2.0 million was paid on May 31, 2007 to stockholders of record as of May 15, 2007. On July 31, 2007, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on August 31, 2007, to stockholders of record as of August 15, 2007. The Company estimates that the total amount of the dividend will be approximately $2.0 million.

Note 13 – Stock-Based Compensation

Restricted stock grants. During January 2007, the Company granted 84,474 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 71,974 shares granted to employees that vest equally over four years and 12,500 shares granted to non-employee directors that vested immediately upon grant. The Company estimated that the fair market value of these restricted stock grants was approximately $1.2 million. For the three and six months ended June 30, 2007, the Company recognized $63,000 and $308,000, respectively, in stock-based compensation expense related to these restricted stock grants. As of June 30, 2007, there was $904,000 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2007 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2007	98,765	$13.24
Granted	84,474	15.69
Vested	(26,305)	11.90
Forfeited	(2,438)	13.97

Non-vested balance, June 30, 2007	154,496	$14.47

Note 14 – Commitments and Contingencies

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

Arizona. In 2005, one of the Company’s Arizona customers filed a lawsuit against the Company in Superior Court of Pima County, Arizona, seeking class certification and challenging the validity of the Company’s lending practices in Arizona on a variety of theories, alleging that the loan violated the Arizona Deferred Presentment Companies Statute and asserting various other claims based in tort, contract and violations of state law. The Company removed the case to federal court and filed a motion to compel arbitration. The Company and the customer have reached an oral agreement to settle the case for an immaterial amount. The Company expects this case to be dismissed with prejudice in the third quarter.

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but has moved to compel arbitration of this matter. Plaintiff secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The court heard oral arguments on the Company’s motion in June 2007. The Company is awaiting the court’s ruling on the Company’s motion to compel arbitration.

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

In March 2007, New Mexico adopted legislation (effective November 2007) that will, among other matters, reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. The Company anticipates that this new legislation will effectively end all pending matters with the New Mexico Attorney General and the FID, and the Company intends to dismiss all pending litigation it has filed against the New Mexico Attorney General.

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

Note 15 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of June 30, 2007, the Company offered payday loans in 25 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and New Mexico represented approximately 24%, 13%, 8%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2007. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of these states, the Company’s financial position, results of operations and cash flows could be affected.

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

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc and QC E-Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represents approximately 86% of our total revenues for the six months ended June 30, 2007. We also earn fees for various other financial services, such as check cashing services, title loans, credit services, installment loans, money transfers and money orders. We operated 599 branches in 25 states at June 30, 2007. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. In Texas, through one of our subsidiaries, we operate as a CSO on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees, professional fees and equity award expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2007 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

	2002	2003	2004	2005	2006	June 30, 2007
Beginning branch locations	204	258	294	371	532	613
De novo branches opened during period	55	45	54	174	46	22
Acquired branches during period	6		29	10	51	13
Branches closed during period	(7)	(9)	(6)	(23)	(16)	(49)

Ending branch locations	258	294	371	532	613	599

The growth of the payday loan industry has followed, and continues to be significantly affected by, increasing acceptance of payday lending by state legislatures. We actively monitor and evaluate regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected. For example, on July 1, 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, we determined in the second quarter 2007 that we would close our eight branches in Oregon during the third quarter 2007. In addition, the Company closed 39 of our lower performing branches during first quarter 2007 largely due to regulatory changes that affected the prospects for the long-term profitability of each branch. As a result of these closings, we recorded approximately $3.5 million in pre-tax charges for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

The following table sets forth our results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006:

	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$35,713	$44,308	89.8%	86.5%
Other	4,054	6,936	10.2%	13.5%

Total revenues	39,767	51,244	100.0%	100.0%

Branch expenses
Salaries and benefits	10,856	11,433	27.3%	22.3%
Provision for losses	9,380	14,205	23.6%	27.7%
Occupancy	5,463	6,139	13.7%	12.0%
Depreciation and amortization	1,230	1,209	3.1%	2.4%
Other	3,675	3,484	9.3%	6.8%

Total branch expenses	30,604	36,470	77.0%	71.2%

Branch gross profit	9,163	14,774	23.0%	28.8%

Regional expenses	3,043	3,230	7.7%	6.3%
Corporate expenses	5,272	4,977	13.3%	9.7%
Depreciation and amortization	332	553	0.8%	1.1%
Interest expense (income), net	(182)	55	(0.5)%	0.1%
Other expense, net	145	531	0.4%	1.0%

Income before taxes	553	5,428	1.3%	10.6%
Provision for income taxes	257	2,159	0.6%	4.2%

Net income	$296	$3,269	0.7%	6.4%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2006 and 2007:

	Three Months Ended June 30,
	2006	2007
Other Information:
Payday loan volume (in thousands)	$251,003	$298,042
Average revenue per branch	72,304	86,269

Average loan size (principal plus fee)	$360.41	$361.22
Average fees per loan	53.21	51.94

Branch Information:
Number of branches, beginning of period	549	588
De novo branches opened	9	10
Acquired branches		5
Branches closed	(7)	(4)

Number of branches, end of period	551	599

Average number of branches open during period	550	594

	Three Months Ended June 30,
	2006	2007
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$38,506	$46,154
Total number of comparable branches	500	500
Average revenue per comparable branch	$77,012	$92,308

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since March 31, 2006.

Net income. For the three months ended June 30, 2007, net income was $3.3 million compared to $296,000 for the same period in 2006. As noted above, we are closing our Oregon branches during the third quarter 2007 due to new legislation that was effective July 1, 2007. As a result of these closings, we recorded approximately $517,000 in pre-tax charges during second quarter 2007. The charges recorded included $373,000 in losses on the disposition of fixed assets, $102,000 in occupancy costs for lease terminations and other related occupancy costs, $31,000 in severance and benefit costs and $11,000 in other costs. The low level of net income for the second quarter 2006 reflected a high number of branches at the early stages of their lifecycle. Historically, newer branches generally have higher costs as a percentage of revenues because the new branch is establishing itself in the community and collecting information about the customer base. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2007, revenues were $51.2 million, a 28.6% increase from $39.8 million during the three months ended June 30, 2006. The growth in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $298.0 million through payday loans during second quarter 2007, which was an increase of 18.7% over the $251.0 million during second quarter 2006. The average loan (including fee) totaled $361.22 in second quarter 2007 versus $360.41 during second quarter 2006. Average fees received from customers per loan declined from $53.21 in second quarter 2006 to $51.94 in second quarter 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100.00 for second quarter 2007 was $16.79 compared to $17.32 in second quarter 2006.

We anticipate that our average fee rate may continue to decline in 2007 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that will reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2007 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended June 30,
	2006	2007
	(in thousands)
Comparable branches	$38,506	$46,154
Branches opened in 2006	72	4,273
Branches opened in 2007		763
Other (a)	1,189	54

Total	$39,767	$51,244

(a)	For the three months ended June 30, 2006, amount represents primarily closed branches

Our revenues from comparable branches increased by $7.7 million, from $38.5 million during second quarter 2006 to $46.2 million in second quarter 2007. This increase is primarily attributable to the acceleration of revenues from our branches opened during 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our 2005 group of branches improved 58.5% to $10.3 million for the second quarter 2007 versus $6.5 million in second quarter 2006.

During 2007, we believe the growth rate in comparable branch revenue will be particularly affected by: (i) the benefits resulting from the aging of our 2005 and 2004 groups of branches; (ii) the negative effects resulting from the federal guidelines that effectively ban payday lending to members of the military, which could reduce our revenues by approximately $2 million to $3 million; and (iii) the new legislation adopted in New Mexico (effective November 2007) that will reduce the fee rate from $20.00 per $100.00 to $15.50 per $100.00 borrowed and place restrictions on the number of loans a customer may have in New Mexico.

Revenues in second quarter 2007 also include approximately $4.3 million from branches added during 2006, including the 50 South Carolina branches acquired in December 2006.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $6.9 million during second quarter 2007, up approximately $2.8 million from the $4.1 million in the comparable prior year quarter. The following table summarizes other revenues:

	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Check cashing fees	$1,455	$1,461	3.7%	2.9%
Title loan fees	1,158	1,088	2.9%	2.1%
Credit service fees	781	1,681	2.0%	3.3%
Installment loan fees	131	2,068	0.3%	4.0%
Other fees	529	638	1.3%	1.2%

Total	$4,054	$6,936	10.2%	13.5%

The decline in check cashing fees as a percentage of revenues reflects a higher rate of growth in payday and installment loan revenues. The revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006.

Branch Expenses. Total branch expenses increased $5.9 million or 19.3%, from $30.6 million during second quarter 2006 to $36.5 million in second quarter 2007. Branch-level salaries and benefits increased by $500,000 for the three months ended June 30, 2007 compared to the same period in the prior year primarily as a result of a 6.8% increase in field personnel associated with our new branches.

The provision for losses increased from $9.4 million in second quarter 2006 to $14.2 million during second quarter 2007. Our loss ratio was 27.7% in second quarter 2007 versus 23.6% in second quarter 2006. The less favorable loss ratio quarter to quarter reflects higher charge-offs as a percentage of revenues and a more challenging collection environment. Our charge-offs as a percentage of revenue were 45.6% during second quarter 2007 compared to 43.6% during second quarter 2006. Our collections as a percentage of charge-offs were 47.6% during second quarter 2007 compared to 50.2% during second quarter 2006. The increase in the charge-off ratio and the decline in the collections ratio reflect our focus on increasing revenues and the recent surge in gasoline prices. We received approximately $850,000 from the sale of certain payday loan receivables during second quarter 2007 that had previously been written off.

Comparable branches totaled $13.3 million in loan losses during second quarter 2007, while branches opened during the last nine months of 2006 and the first half of 2007 had approximately $2.1 million in loan losses. In our comparable branches, the loss ratio was 28.8% during second quarter 2007 compared to 24.0% for the same period in 2006.

Occupancy costs increased from $5.5 million in second quarter 2006 to $6.1 million in second quarter 2007. Occupancy costs as a percentage of revenues declined from 13.7% in second quarter 2006 to 12.0% in second quarter 2007 due to the revenue increases quarter to quarter. As noted above, we recorded a charge of $102,000 to occupancy expense during second quarter 2007 to reflect an estimate of the lease termination costs and other related occupancy costs associated with our decision to close our branches located in Oregon.

Branch Gross Profit. Branch gross profit increased from $9.2 million in second quarter 2006 to $14.8 million in second quarter 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 23.0% during second quarter 2006 to 28.8% during second quarter 2007. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended June 30,
	2006	2007
	(in thousands)
Comparable branches	$10,118	$13,699
Branches opened in 2006	(300)	613
Branches opened in 2007		(257)
Other (a)	(655)	719

Total	$9,163	$14,774

(a)	represents primarily closed branches

Comparable branches during second quarter 2007 reported a gross margin of 29.7% versus 26.3% in second quarter 2006, with the improvements resulting from stronger results in the majority of states. The 78 branches added during the last nine months of 2006 reported a gross profit of $613,000, the majority of which is from the 50 South Carolina branches acquired in December 2006.

Regional and Corporate Expenses. Regional and corporate expenses decreased slightly from $8.3 million in the second quarter 2006 to $8.2 million during second quarter 2007. The lower level of expenses in second quarter 2007 reflects lower professional fees in the current quarter due to approximately $600,000 in costs during second quarter 2006 associated with evaluating a potential significant acquisition that did not materialize. The reduction in professional fees was partially offset by higher equity award compensation in second quarter 2007 for grants made in December 2006 and January 2007 and salaries associated with a 6.1% increase in the average number of home office and regional personnel quarter-to-quarter.

Income Tax Provision. The effective income tax rate during second quarter 2007, decreased to 39.8% from 46.5% in prior year’s second quarter, primarily due to the effect of the permanent tax differences in second quarter 2006 on a lower level of pre-tax income.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

The following table sets forth our results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006:

	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$69,400	$85,888	88.7%	86.1%
Other	8,799	13,875	11.3%	13.9%

Total revenues	78,199	99,763	100.0%	100.0%

Branch expenses
Salaries and benefits	21,568	23,310	27.6%	23.4%
Provision for losses	14,623	20,680	18.7%	20.7%
Occupancy	11,001	14,055	14.1%	14.1%
Depreciation and amortization	2,491	2,436	3.2%	2.4%
Other	7,019	7,306	9.0%	7.4%

Total branch expenses	56,702	67,787	72.6%	68.0%

Branch gross profit	21,497	31,976	27.4%	32.0%

Regional expenses	6,116	6,236	7.8%	6.3%
Corporate expenses	10,147	11,392	13.0%	11.4%
Depreciation and amortization	638	1,049	0.8%	1.0%
Interest expense (income), net	(277)	170	(0.4)%	0.2%
Other expense, net	193	2,073	0.2%	2.0%

Income before taxes	4,680	11,056	6.0%	11.1%
Provision for income taxes	1,891	4,405	2.4%	4.4%

Net income	$2,789	$6,651	3.6%	6.7%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2006 and 2007:

	Six Months Ended June 30,
	2006	2007
Other Information:
Payday loan volume (in thousands)	$482,701	$577,094
Average revenue per branch	144,279	164,625

Average loan size (principal plus fee)	$360.25	$361.99
Average fees per loan	53.03	52.11

Branch Information:
Number of branches, beginning of period	532	613
De novo branches opened	27	22
Acquired branches		13
Branches closed	(8)	(49)

Number of branches, end of period	551	599

Average number of branches open during period	542	606

	Six Months Ended June 30,
	2006	2007
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$75,197	$88,269
Total number of comparable branches	483	483
Average revenue per comparable branch	$155,687	$182,752

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 18 months since December 31, 2005.

Income from continuing operations. For the six months ended June 30, 2007, net income was $6.7 million compared to $2.8 million for the same period in 2006. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2007, revenues were $99.8 million, a 27.6% increase from $78.2 million during the six months ended June 30, 2006. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $577.1 million through payday loans during the six months ended June 30, 2007, which was an increase of 19.6% over the $482.7 million during the same period in the prior year. The average loan (including fee) totaled $361.99 during the first six months of 2007 versus $360.25 in comparable 2006. Average fees received from customers per loan declined from $53.03 in first six months of 2006 to $52.11 in comparable 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100.00 for the first six months 2007 was $16.82 compared to $17.26 for the same period in 2006.

As noted in the quarterly discussion, we anticipate that our average fee rate may continue to decline in 2007 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that will reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the year-to-date analysis as of June 30, 2007 have been open at least 18 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Comparable branches	$75,197	$88,269
Branches opened in 2006	490	9,995
Branches opened in 2007		824
Other (a)	2,512	675

Total	$78,199	$99,763

(a)	represents primarily closed branches

Revenues for comparable branches increased 17.4%, or $13.1 million, to $88.3 million for the six months ended June 30, 2007. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our branches opened during 2005 improved 62.8% to $19.7 million for the six months ended June 30, 2007 compared to $12.1 million for the six months ended June 30, 2006. Revenues from branches added during 2006, including the 50 branches acquired in South Carolina, totaled $10.0 million for the six months ended June 30, 2007.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $8.8 million and $13.9 for the six months ended June 30, 2006 and 2007, respectively. The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Check cashing fees	$3,813	$3,633	4.9%	3.7%
Title loan fees	2,250	2,201	2.9%	2.2%
Credit service fees	1,484	3,121	1.9%	3.1%
Installment loan fees	131	3,593	0.2%	3.6%
Other fees	1,121	1,327	1.4%	1.3%

Total	$8,799	$13,875	11.3%	13.9%

As noted in the quarterly discussion, the decline in check cashing fees as a percentage of revenues reflects a higher rate of growth in payday loan revenues. The revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006.

Branch Expenses. Total branch expenses increased $11.1 million, or 19.6%, from $56.7 million during first six months of 2006 to $67.8 million in first six months of 2007. Branch-level salaries and benefits increased by $1.7 million for the six months ended June 30, 2007 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,696 for the six months ended June 30, 2006 compared to 1,830 for the six months ended June 30, 2007, an increase of 7.9%.

The provision for losses increased from $14.6 million for the six months ended June 30, 2006 to $20.7 million during six months ended June 30, 2007. Our loss ratio was 20.7% for the six months ended June 30, 2007 versus 18.7% for the six months ended June 30, 2006. The less favorable loss experience in 2007 reflects a higher level of charge-offs and lower collection rate during 2007. Our charge-offs as a percentage of revenue were 44.5% during the six months ended June 30, 2007 compared to 43.6% in the same period of the prior year. Our collections as a percentage of charge-offs were 55.1% during the first half of 2007 compared to 57.2% during first half of 2006. In addition, we received approximately $1.8 million from the sale of certain payday loan receivables during the six months ended June 30, 2007.

Comparable branches totaled $19.4 million in loan losses for the first six months of 2007 compared to $14.1 million in loan losses for the first six months of 2006. In our comparable branches, the loss ratio was 22.0% for the six months ended June 30, 2007 compared to 18.7% for the same period in 2006.

Occupancy costs increased from $11.0 million for the six months ended June 30, 2006 to $14.1 million in the current year period. Occupancy costs as a percentage of revenues were 14.1% for the six months ended June 30, 2007 and 14.1% for the same period in the prior year. In connection with the closure of 39 branches during the first quarter 2007 and the decision to close our Oregon branches, we recorded approximately $1.6 million in occupancy costs during the six months ended June 30, 2007 to reflect lease termination costs and other occupancy related costs.

Branch Gross Profit. Branch gross profit increased by $10.5 million, or 48.8%, from $21.5 million for the six months ended June 30, 2006 to $32.0 million for the six months ended June 30, 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 27.4% to 32.0%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Comparable branches	$23,760	$31,698
Branches opened in 2006	(1,239)	1,414
Branches opened in 2007		(383)
Other (a)	(1,024)	(753)

Total	$21,497	$31,976

(a)	represents primarily closed branches

Comparable branches for the six months ended June 30, 2007 reported a gross margin of 35.9% versus 31.6% in the comparable prior year period, with the improvements resulting from stronger results in the majority of states. The 95 branches added during the 2006 reported a gross profit of $1.4 million.

Regional and Corporate Expenses. Regional and corporate expenses increased $1.3 million from $16.3 million during the six months ended June 30, 2006 to $17.6 million in the current year period. The higher level of expenses in 2007 is attributable to equity award compensation, salaries associated with an 8.2% increase in the average number of home office and regional personnel from June 30, 2006 and approximately $750,000 in advertising for public awareness expenditures during first quarter 2007.

Interest and Other Expenses. Interest expense totaled $170,000 during the six months ended June 30, 2007 compared to interest income of $277,000 during the six months ended June 30, 2006. This decline was due to lower balances in cash and cash equivalents and short-term investments during 2007 compared to 2006 and interest expense associated with the borrowing of $10.5 million to fund operations during 2007. Other expenses during the six months ended June 30, 2007 was higher than the same period in 2006 as a result of losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2007 was 39.8% compared to 40.4% for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2006	2007
Cash flows provided by (used for):
Operating activities	$6,780	$16,177
Investing activities	(3,729)	(4,940)
Financing activities	(4,623)	(15,422)

Net decrease in cash and cash equivalents	(1,572)	(4,185)
Cash and cash equivalents, beginning of year	31,640	23,446

Cash and cash equivalents, end of period	$30,068	$19,261

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. In addition, we entered into a credit agreement on January 19, 2006, which provides a three-year revolving line of credit for borrowings up to $45.0 million (the credit facility). As of June 30, 2007, there was $10.5 million outstanding under the credit facility.

Net cash provided by operating activities for the six months ended June 30, 2007 was $16.2 million, approximately $9.4 million higher than the $6.8 million in comparable 2006. This increase is primarily attributable to higher net income during first six months 2007, plus certain non-cash charges associated with the branch closings during 2007.

Net cash used by investing activities for the six months ended June 30, 2007 was $4.9 million, which primarily consisted of approximately $1.7 million for capital expenditures and approximately $3.3 million in acquisition costs. The capital expenditures included $326,000 to open 22 de novo branches in 2007, $711,000 for renovations to existing and acquired branches, $577,000 for technology and other furnishings at the corporate office, and $90,000 for other expenditures. Net cash used by investing activities for the six months ended June 30, 2006 was $3.7 million, which primarily consisted of capital expenditures. The capital expenditures included $1.2 million to open 27 de novo branches in 2006, $1.2 million for renovations to existing and acquired branches, $467,000 for tenant improvements, furnishings and technology for the new corporate office space and $402,000 for branches not yet open as of June 30, 2006, $400,000 for the purchase of a building in St. Louis, Missouri that is used as a branch location and other expenditures.

Cash used for financing activities for the six months ended June 30, 2007 was $15.4 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility, dividend payments to stockholders totaling $4.0 million and share repurchases of approximately 504,000 shares of our common stock for $7.4 million. These items were partially offset by proceeds received from borrowings under our credit facility totaling $10.5 million to fund operations and proceeds from the exercise of stock options by employees. During the six months ended June 30, 2006, cash outflows consisted of the repurchase 436,300 shares of our common stock for approximately $5.8 million partially offset by proceeds from the exercise of stock options by employees.

Future Capital Requirements. We believe that our available cash, expected cash flows from operations and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements for the foreseeable future. Expected future uses of cash include funding of anticipated increases in payday loans, dividend payments, common stock repurchases, financing of new branch expansion and acquisitions and, if amounts are borrowed under the credit facility, debt repayments and interest payments on the outstanding debt.

On July 31, 2007, our board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on August 31, 2007 to stockholders of record as of August 15, 2007. We estimate that the total amount of the dividend will be approximately $2.0 million.

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

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005 and 2006, we were able to achieve de novo unit branch growth of 46.9% and 8.6%, respectively. In addition, we acquired 10 branches and 51 branches in 2005 and 2006, respectively. During the first six months of 2007, we opened 22 branches and acquired 13 branches. In connection with one of our acquisitions, we elected to close six of the branches acquired and transfer the receivable balances to our existing branch locations. During the second half of 2007, we expect to open between 10 and 15 additional branches. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2006, we opened 46 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

Common Stock Repurchase Program. In July 2007, our board of directors increased the authorization limit of the Company’s common stock repurchase program to $40 million, subject to amendment of our credit facility. In June 2007, our board of directors extended the program through June 30, 2008. As of June 30, 2007, we have repurchased 2.1 million shares at a total cost of approximately $27.5 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and New Mexico represented approximately 24%, 13%, 8%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2007. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2006, and June 30, 2007, consumers had total loans outstanding with the lender of approximately $2.2 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $120,000 as of June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and a former customer in New Mexico, who has sued the Company in a purported class action lawsuit, have reached an oral agreement to settle the case for an immaterial amount. The Company expects this case to be dismissed with prejudice in the third quarter. Except for the favorable resolution of the New Mexico case described in our Annual Report on Form 10-K for the year ended December 31, 2006, under “Item 3, Legal Proceedings,” there have been no material developments in the second quarter 2007 in any cases material to the Company as reported in our 2006 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	—	$8,274,492
May 1 – May 31	71,750	14.88	71,750	7,206,559
June 1 – June 30	316,262	14.90	316,262	2,493,807

Total	388,012	$14.90	388,012	$2,493,807

On July 31, 2007, our board of directors increased our $30 million common stock repurchase program by $10 million, subject to amendment of our credit facility. The repurchase program authorizes us to purchase $40 million. As of June 30, 2007, we have repurchased 2.1 million shares at a total cost of approximately $27.5 million.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Overland Park, Kansas, on June 7, 2007. At that meeting, the stockholders elected the following individuals to serve as directors for a term of one year and until their respective successors are duly elected and qualified:

Director	For	Withheld Authority
Don Early	18,801,524	735,388
Mary Lou Andersen	18,800,603	736,309
Richard B. Chalker	18,336,096	1,200,816
Murray A. Indick	19,082,650	454,262
Gerald F. Lamberti	18,336,860	1,200,052
Francis P. Lemery	18,336,096	1,200,816
Mary V. Powell	18,333,175	1,203,737

No other matters were submitted to a vote of the stockholders at the annual meeting.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 8, 2007.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)