Form 10-Q
period 2007-09-30
QC Holdings, Inc.
filed 2007-11-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2007:

Common Stock $0.01 per share par value – 18,959,921 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2007

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2006	September 30, 2007
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$23,446	$23,124
Loans receivable, less allowance for losses of $2,982 at December 31, 2006 and $3,591 at September 30, 2007	66,018	65,854
Prepaid expenses and other current assets	3,028	3,308

Total current assets	92,492	92,286

Property and equipment, net	31,311	27,205

Goodwill	14,492	16,081
Other assets, net	4,652	4,716

Total assets	$142,947	$140,288

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$909	$1,027
Accrued expenses and other liabilities	3,233	4,193
Accrued compensation and benefits	5,668	7,595
Deferred revenue	4,558	4,568
Income taxes payable	531
Dividends payable	1,975
Debt due within one year	16,300	15,500
Deferred income taxes	1,742	1,419

Total current liabilities	34,916	34,302

Deferred income taxes	2,645	1,758
Other non-current liabilities	598	873

Total liabilities	38,159	36,933

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 19,501,300 outstanding at December 31, 2006; 20,700,250 shares issued and 18,959,693 outstanding at September 30, 2007	207	207
Additional paid-in capital	70,227	70,079
Retained earnings	49,284	56,302
Treasury stock, at cost	(14,930)	(23,233)

Total stockholders' equity	104,788	103,355

Total liabilities and stockholders' equity	$142,947	$140,288

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues
Payday loan fees	$40,132	$48,890	$109,532	$134,778
Other	5,214	7,658	14,013	21,533

Total revenues	45,346	56,548	123,545	156,311

Branch expenses
Salaries and benefits	10,969	11,285	32,537	34,595
Provision for losses	11,193	17,520	25,816	38,200
Occupancy	6,177	6,238	17,178	20,293
Depreciation and amortization	1,209	1,188	3,700	3,624
Other	4,042	3,807	11,061	11,113

Total branch expenses	33,590	40,038	90,292	107,825

Branch gross profit	11,756	16,510	33,253	48,486

Regional expenses	2,863	3,277	8,979	9,513
Corporate expenses	4,366	5,389	14,513	16,781
Depreciation and amortization	340	582	978	1,631
Interest expense (income), net	(38)	202	(315)	372
Other expense, net	6	(27)	199	2,046

Income before taxes	4,219	7,087	8,899	18,143
Provision for income taxes	1,688	2,804	3,579	7,209

Net income	$2,531	$4,283	$5,320	$10,934

Weighted average number of common shares outstanding:
Basic	19,752	19,109	20,166	19,368
Diluted	20,474	19,653	20,884	19,888

Earnings per share:
Basic	$0.13	$0.22	$0.26	$0.56
Diluted	$0.12	$0.22	$0.25	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net income	$5,320	$10,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,678	5,255
Provision for losses	25,816	38,200
Deferred income taxes	(290)	(1,141)
Loss on disposal of property and equipment	199	2,046
Other, net	66
Stock-based compensation	959	1,673
Stock option income tax benefits	(685)	(1,111)
Changes in operating assets and liabilities:
Loans receivable, net	(26,680)	(36,683)
Prepaid expenses and other assets	(115)	(209)
Other assets	(621)	(89)
Accounts payable	(129)	118
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	4,026	2,702
Income taxes	(721)	547
Other non-current liabilities	(104)	181

Net operating	11,719	22,423

Cash flows from investing activities
Purchase of property and equipment	(4,611)	(2,360)
Proceeds from sale of property and equipment	108	71
Acquisition costs		(3,641)

Net investing	(4,503)	(5,930)

Cash flows from financing activities
Borrowings under credit facility		15,500
Repayments under credit facility		(16,300)
Dividends to stockholders		(5,891)
Repurchase of common stock	(16,544)	(11,978)
Exercise of stock options	598	743
Excess tax benefits from stock-based payment arrangements	685	1,111
Credit facility fees	338

Net financing	(14,923)	(16,815)

Cash and cash equivalents
Net decrease	(7,707)	(322)
At beginning of year	31,640	23,446

At end of period	$23,933	$23,124

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$283	$625
Income taxes	3,600	7,883

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders' equity
Balance, December 31, 2005	20,432,850	$207	$71,687	$42,050	$(3,128)	$110,816
Net income				9,209		9,209
Common stock repurchases	(1,316,800)				(16,544)	(16,544)
Dividends to stockholders				(1,975)		(1,975)
Stock-based compensation expense			1,234			1,234
Stock option exercises	385,250		(3,916)		4,742	826
Tax impact of stock-based compensation			1,156			1,156
Other, net			66			66

Balance, December 31, 2006	19,501,300	207	70,227	49,284	(14,930)	104,788
Net income				10,934		10,934
Common stock repurchases	(831,698)				(11,978)	(11,978)
Dividends to stockholders				(3,916)		(3,916)
Issuance of restricted stock awards	26,305		(328)		328	—
Stock-based compensation expense			1,673			1,673
Stock option exercises	263,786		(2,604)		3,347	743
Tax impact of stock-based compensation			1,111			1,111

Balance, September 30, 2007 (Unaudited)	18,959,693	$207	$70,079	$56,302	$(23,233)	$103,355

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business. The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2007, the Company operated 592 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

On July 1, 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, the Company closed its eight branches in Oregon during third quarter 2007. During first quarter 2007, the Company closed 31 of its lower performing branches in various states (the majority of which were consolidated into nearby branches) and terminated the de novo process on eight branches that never opened. In accordance with accounting principles generally accepted in the United States (GAAP), the Company recorded approximately $3.5 million in pre-tax charges during the nine months ended September 30, 2007, as a result of these closings. The charges included $1.8 million in losses for disposal of assets, $1.6 million in occupancy costs for lease terminations and other related occupancy costs and $82,000 in other costs. See additional information in Note 4.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2006 and September 30, 2007, and the results of operations and cash flows for the three months and nine months ended September 30, 2006 and 2007, in conformity with GAAP.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Note 2 – Accounting Developments

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. See additional information in Note 9.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$2,531	$4,283	$5,320	$10,934

Weighted average shares outstanding:

Weighted average basic common shares outstanding	19,752	19,109	20,166	19,368
Dilutive effect of stock options and unvested restricted stock	722	544	718	520

Weighted average diluted common shares outstanding	20,474	19,653	20,884	19,888

Basic earnings per share:	$0.13	$0.22	$0.26	$0.56

Diluted earnings per share:	$0.12	$0.22	$0.25	$0.55

Note 4 – Significant Business Transactions

Closure of branches. During third quarter 2007, the Company closed all its branches in Oregon due to a new law that went into effect on July 1, 2007 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $517,000 in pre-tax charges during second quarter 2007 associated with these closings. The charges included a $373,000 loss for the disposition of fixed assets, $102,000 for lease terminations and other related occupancy costs, $31,000 in severance and benefit costs and $11,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as an other expense, the costs associated with the lease terminations are included in occupancy costs and the other costs of $11,000 are included in other branch expenses.

During first half 2007, the Company closed 31 of its lower performing branches in various states (the majority of which were consolidated into nearby branches) and terminated the de novo process on eight branches that never opened. In accordance with GAAP, the Company recorded approximately $3.0 million in pre-tax charges during first quarter 2007 as a result of these closings. The charges recorded included $1.5 million loss for the disposition of fixed assets, $1.5 million for lease terminations and other related occupancy costs and $40,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as an other expense, the costs associated with the lease terminations are occupancy costs and the other costs of $40,000 are included in other branch expenses.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of September 30, 2007 (in thousands).

	Balance at December 31, 2006	Additions	Reductions	Balance at September 30, 2007
Lease and related occupancy costs	$—	$1,558	$(1,102)	$456
Severance		31	(23)	8
Other		51	(51)

Total	$—	$1,640	$(1,176)	$464

As of September 30, 2007, the balance of $464,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Acquisitions. During the first nine months of 2007, the Company acquired 13 branches and certain assets, in four separate acquisitions, for a total of $3.3 million, which included net book value of depreciable assets of approximately $204,000 and loans receivable of approximately $1.4 million. In connection with an acquisition of eight branches in Missouri, the Company closed six of the branches acquired and transferred the receivable balances to existing locations. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this amount, the Company allocated $1.3 million to goodwill, $388,000 to customer relationships and $206,000 to non-compete agreements. The purchase price allocations with respect to these acquisitions have been completed. See additional information in Note 8. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the first nine months ended September 30, 2007.

On September 24, 2007, QC Auto Services purchased certain assets from Hart Family Motors, Inc., an automotive retailer and related finance company focused exclusively on the “buy-here/pay-here” segment of the used vehicle market. The purchase price was $375,000, which included net book value of depreciable assets of $50,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $325,000, which was allocated to goodwill. The purchase price allocation with respect to this acquisition has been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the first nine months ended September 30, 2007.

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

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Average loan to customer (principal plus fee)	$366.12	$369.68	$362.37	$364.82
Average fee received by the Company	$53.32	$53.96	$53.14	$52.79
Average term of the loan (days)	15	16	15	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 16 days after their due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the nine months ended September 30, 2007, the Company received approximately $2.0 million from the sale of certain payday loan receivables that the Company had previously charged-off. The sales were recorded as credits to the overall loss provision, which is consistent with the Company’s policy for recording recoveries.

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 4% of the total volume). For purposes of the allowance calculation, installment loans are included with payday loans and title loans based on the expectation that the loss experience for installment loans will be similar to payday loans and title loans. The allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolios at each period-end.

The methodology for estimating the allowance for loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, installment and title loan losses to total payday, installment and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, installment and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of September 30, 2007, the Company determined that no qualitative adjustment to the allowance for loan losses was necessary.

Using this information, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following tables summarize the activity in the allowance for loan losses and the provision for losses during the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Allowance for loan losses

Balance, beginning of period	$1,780	$3,721	$1,705	$2,982
Adjustment to provision for losses based on evaluation of outstanding receivables	(153)	(130)	(78)	609

Balance, end of period	$1,627	$3,591	$1,627	$3,591

Provision for losses

Charged-off to expense	$21,561	$29,601	$55,676	$74,005
Recoveries	(10,195)	(11,961)	(29,713)	(36,444)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end	(173)	(120)	(147)	639

Balance, end of period	$11,193	$17,520	$25,816	$38,200

Note 6 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Check cashing fees	$1,407	$1,333	$5,220	$4,966
Title loan fees	1,306	1,026	3,556	3,227
Credit service fees	913	2,132	2,397	5,253
Installment loan fees	1,029	2,509	1,160	6,102
Other fees	559	658	1,680	1,985

Total	$5,214	$7,658	$14,013	$21,533

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2006	September 30, 2007
Buildings	$2,540	$2,540
Leasehold improvements	21,767	20,681
Furniture and equipment	22,124	22,619
Vehicles	772	863

	47,203	46,703
Less: Accumulated depreciation and amortization	(15,892)	(19,498)

Total	$31,311	$27,205

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2006, the balance of the deferred rent liability was approximately $737,000, of which $598,000 is classified as a non-current liability. As of September 30, 2007, the balance of the deferred rent liability was approximately $632,000 of which $493,000 is classified as a non-current liability.

Note 8 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2006	September 30, 2007
Balance at beginning of period	$7,265	$14,492
Acquisitions	7,227	1,589

Balance at end of period	$14,492	$16,081

Intangible Assets. Intangible assets at December 31, 2006 and September 30, 2007 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

The following table summarizes intangible assets (in thousands):

	December 31, 2006	September 30, 2007
Intangible assets:
Customer relationships	$1,915	$2,303
Non-compete agreements	705	911
Trade names	600	600
Debt issue costs	416	416
Other	15	15

Gross carrying amount	3,651	4,245
Less: Accumulated amortization	(208)	(838)

Net intangible assets	$3,443	$3,407

Note 9 – Income taxes

On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As of December 31, 2006 and September 30, 2007, the accrued liability for unrecognized tax benefits was approximately $150,000 and $94,000, respectively. As of September 30, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $94,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. As of September 30, 2007, the amount of accrued interest and penalties was approximately $21,000 and $12,000, respectively.

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

During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

Note 10 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2006 and September 30, 2007, the consumers had total loans outstanding with the lender of approximately $2.2 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $130,000 at September 30, 2007.

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

On October 17, 2007, the Company executed a second amendment, dated as of September 28, 2007, which amended the financial covenants that affect the Company’s ability to repurchase shares of its common stock and pay dividends on its stock. The amendment also waived any default under the credit agreement (prior to the amendment) as a result of the Company’s repurchase of approximately $4.6 million of its common stock in August 2007. As of September 30, 2007, the Company was in compliance with all debt covenants.

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

During the nine months ended September 30, 2007, the Company borrowed $15.5 million under the credit facility to fund its operations. The weighted average interest rate on borrowings under the LIBOR Rate loan was 6.97% during nine months ended September 30, 2007. As of September 30, 2007, the Company had $15.5 million outstanding under the credit facility, which was classified as a current liability on the Consolidated Balance Sheet due to the short-term nature of the borrowings.

Note 12 – Stockholders Equity

Stock Repurchases. On July 31, 2007, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $40 million. In June 2007, the Company’s board of directors extended the program through June 30, 2008. As of September 30, 2007, the Company has repurchased 2.5 million shares at a total cost of approximately $32.2 million.

Dividends. On July 31, 2007, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend amount of approximately $2.0 million was paid on August 31, 2007 to stockholders of record as of August 15, 2007. Earlier in 2007, the Company paid approximately $3.9 million in dividends.

Note 13 – Stock-Based Compensation

Restricted stock grants. During January 2007, the Company granted 84,474 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 71,974 shares granted to employees that vest equally over four years and 12,500 shares granted to non-employee directors that vested immediately upon grant. The Company estimated that the fair market value of these restricted stock grants was approximately $1.2 million. For the three and nine months ended September 30, 2007, the Company recognized $63,000 and $372,000, respectively, in stock-based compensation expense related to these restricted stock grants. As of September 30, 2007, there was $841,000 of total unrecognized compensation costs related to the restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.25 years.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2007 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2007	98,765	$13.24
Granted	84,474	15.69
Vested	(26,305)	11.90
Forfeited	(4,442)	13.96

Non-vested balance, September 30, 2007	152,492	$14.48

Note 14 – Commitments and Contingencies

Litigation. The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

Note 15 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of September 30, 2007, the Company offered payday loans and related products in 24 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 7%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2007. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner by which the Company offers its payday loans in any one of these states, the Company’s financial position, results of operations and cash flows could be affected.

Note 16 – Subsequent Events

Dividend. On October 30, 2007, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on November 19, 2007 to stockholders of record as of November 12, 2007. The Company estimates that the total amount of the dividend will be approximately $2 million.

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

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc, QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represents approximately 86% of our total revenues for the nine months ended September 30, 2007. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 592 branches in 24 states at September 30, 2007. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

In Texas, through one of our subsidiaries, we operate as a CSO on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. In Illinois and New Mexico, we offer an installment loan product, which is an amortizing loan generally over 4 to 12 months with principal amounts ranging between $300 and $1,000.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, including compensation of employees, professional fees and equity award expenses, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2007 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

	2002	2003	2004	2005	2006	September 30, 2007
Beginning branch locations	204	258	294	371	532	613
De novo branches opened during period	55	45	54	174	46	16
Acquired branches during period	6		29	10	51	13
Branches closed during period	(7)	(9)	(6)	(23)	(16)	(50)

Ending branch locations	258	294	371	532	613	592

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

In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, we closed our eight branches in Oregon during the third quarter 2007. In addition, we closed 31 of our lower performing branches in various states during first quarter 2007 (the majority of which were consolidated into nearby branches) and we terminated the de novo process on eight branches that never opened. As a result of these closings, we recorded approximately $3.5 million in pre-tax charges for the nine months ended September 30, 2007.

Recent Accounting Developments

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

The following table sets forth our results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006:

	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$40,132	$48,890	88.5%	86.5%
Other	5,214	7,658	11.5%	13.5%

Total revenues	45,346	56,548	100.0%	100.0%

Branch expenses
Salaries and benefits	10,969	11,285	24.2%	20.0%
Provision for losses	11,193	17,520	24.7%	31.0%
Occupancy	6,177	6,238	13.6%	11.0%
Depreciation and amortization	1,209	1,188	2.7%	2.1%
Other	4,042	3,807	8.9%	6.7%

Total branch expenses	33,590	40,038	74.1%	70.8%

Branch gross profit	11,756	16,510	25.9%	29.2%

Regional expenses	2,863	3,277	6.3%	5.8%
Corporate expenses	4,366	5,389	9.6%	9.5%
Depreciation and amortization	340	582	0.8%	1.0%
Interest expense (income), net	(38)	202	(0.1)%	0.4%
Other expense, net	6	(27)	0.0%	(0.0)%

Income before taxes	4,219	7,087	9.3%	12.5%
Provision for income taxes	1,688	2,804	3.7%	4.9%

Net income	$2,531	$4,283	5.6%	7.6%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2006 and 2007:

	Three Months Ended September 30,
	2006	2007
Other Information:
Payday loan volume (in thousands)	$278,407	$342,962
Average revenue per branch	81,265	94,879

Average loan size (principal plus fee)	$366.12	$369.68
Average fees per loan	53.32	53.96

Branch Information:
Number of branches, beginning of period	551	599
De novo branches opened	13	2
Acquired branches
Branches closed		(9)

Number of branches, end of period	564	592

Average number of branches open during period	558	596

	Three Months Ended September 30,
	2006	2007
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$43,560	$51,015
Total number of comparable branches	500	500
Average revenue per comparable branch	$87,120	$102,030

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since June 30, 2006.

Net income. For the three months ended September 30, 2007, net income was $4.3 million compared to $2.5 million for the same period in 2006. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2007, revenues were $56.5 million, a 24.7% increase from $45.3 million during the three months ended September 30, 2006. The growth in revenues was primarily a result of higher payday loan volume, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $343.0 million through payday loans during third quarter 2007, which was an increase of 23.2% over the $278.4 million during third quarter 2006. The average loan (including fee) totaled $369.68 in third quarter 2007 versus $366.12 during third quarter 2006. Average fees received from customers per loan increased from $53.32 in third quarter 2006 to $53.96 in third quarter 2007 due to a higher average loan principal and a slight increase in the average fee rate. Our average fee rate per $100.00 for third quarter 2007 was $17.09 compared to $17.05 in third quarter 2006.

We anticipate that our average fee rate may decline in 2008 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that will reduce the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. We expect that this legislation will reduce payday loan revenue by approximately $3 to $4 million during 2008. This decline, however, will be partially offset from revenues from our installment loan product, which we launched in September 2007.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2007 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Three Months Ended September 30,
	2006	2007
	(in thousands)
Comparable branches	$43,560	$51,015
Branches opened in 2006 (not included as a comparable branch)	49	4,190
Branches opened in 2007		1,270
Other (a)	1,737	73

Total	$45,346	$56,548

(a)	For the three months ended September 30, 2006, amount represents primarily closed branches

Our revenues from comparable branches increased by $7.4 million, from $43.6 million during third quarter 2006 to $51.0 million in third quarter 2007. This increase is primarily attributable to the acceleration of revenues from our branches opened during 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our 2005 group of branches improved 53.3% to $11.5 million for the third quarter 2007 versus $7.5 million in third quarter 2006.

Revenues in third quarter 2007 also include approximately $4.2 million from branches added during the last six months of 2006, including the 50 South Carolina branches acquired in December 2006.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $7.7 million during third quarter 2007, up approximately $2.5 million from the $5.2 million in the comparable prior year quarter. The following table summarizes other revenues:

	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Check cashing fees	$1,407	$1,333	3.1%	2.3%
Title loan fees	1,306	1,026	2.9%	1.8%
Credit service fees	913	2,132	2.0%	3.8%
Installment loan fees	1,029	2,509	2.3%	4.4%
Other fees	559	658	1.2%	1.2%

Total	$5,214	$7,658	11.5%	13.5%

The decline in check cashing fees as a percentage of revenues is due to a higher rate of growth in payday and installment loan revenues. The revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006.

During 2008 and the remainder of 2007, we believe the growth rate in comparable branch revenue will be particularly affected by: (i) the benefits resulting from the aging of our 2005 group of branches; (ii) the negative effects resulting from the federal guidelines that effectively ban payday lending to members of the military, which could reduce our annual revenues by approximately $2 million to $3 million; and (iii) the new legislation adopted in New Mexico (effective November 2007) that will reduce the fee rate from $20.00 per $100.00 to $15.50 per $100.00 borrowed and place restrictions on the number of loans a customer may have in New Mexico.

Branch Expenses. Total branch expenses increased $6.4 million or 19.0%, from $33.6 million during third quarter 2006 to $40.0 million in third quarter 2007. This increase reflects the operating expenses associated with the 50 branches acquired in December 2006, substantially offset by a reduction in expenses from branches that were closed/consolidated during 2007 and by controlled spending at existing branches.

Branch-level salaries and benefits increased by $316,000 for the three months ended September 30, 2007 compared to the same period in the prior year primarily as a result of a 4.4% increase in field personnel associated with our new branches.

The provision for losses increased from $11.2 million in third quarter 2006 to $17.5 million during third quarter 2007. Our loss ratio was 31.0% in third quarter 2007 versus 24.7% in third quarter 2006. The less favorable loss ratio quarter-to-quarter reflects our year-long focus on increasing loan volumes, as well as a more challenging collection environment as creditors compete for customer debt repayments. Our charge-offs as a percentage of revenue were 52.3% during third quarter 2007 compared to 47.5% during third quarter 2006. Our collections as a percentage of charge-offs were 40.4% during third quarter 2007 compared to 47.3% during third quarter 2006. We received approximately $128,000 from the sale of certain payday loan receivables during third quarter 2007 that had previously been written off.

Comparable branches totaled $15.4 million in loan losses during third quarter 2007, while branches opened during the last half of 2006 and the first nine months of 2007 had approximately $2.5 million in loan losses. In our comparable branches, the loss ratio was 30.1% during third quarter 2007 compared to 25.1% during third quarter 2006.

Occupancy costs were $6.2 million in third quarter 2006 and $6.2 million in third quarter 2007. Occupancy costs as a percentage of revenues declined from 13.6% in third quarter 2006 to 11.0% in third quarter 2007 due to the revenue increases quarter-to-quarter.

Branch Gross Profit. Branch gross profit increased from $11.8 million in third quarter 2006 to $16.5 million in third quarter 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 25.9% during third quarter 2006 to 29.2% during third quarter 2007. The following table summarizes our branch gross profit by comparable branches and new branches.

	Three Months Ended September 30,
	2006	2007
	(in thousands)
Comparable branches	$13,042	$15,753
Branches opened in 2006 (not included as a comparable branch)	(331)	538
Branches opened in 2007		(224)
Other (a)	(955)	443

Total	$11,756	$16,510

(a)	represents primarily closed branches and corporate collections

Comparable branches during third quarter 2007 reported a gross margin of 30.9% versus 29.9% in third quarter 2006, with the improvements resulting from stronger results in the majority of states. The 69 branches added during the last six months of 2006 reported a gross profit of $538,000, the majority of which is from the 50 South Carolina branches acquired in December 2006.

Regional and Corporate Expenses. Regional and corporate expenses increased from $7.2 million in the third quarter 2006 to $8.7 million during third quarter 2007. The higher level of expenses in third quarter 2007 reflects higher equity award compensation for grants made in December 2006 and January 2007 and salaries associated with a 4.2% increase in the average number of home office and regional personnel quarter-to-quarter.

Income Tax Provision. The effective income tax rate during third quarter 2007 was 39.6% compared to 40.0% in prior year’s third quarter.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

The following table sets forth our results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$109,532	$134,778	88.7%	86.2%
Other	14,013	21,533	11.3%	13.8%

Total revenues	123,545	156,311	100.0%	100.0%

Branch expenses
Salaries and benefits	32,537	34,595	26.3%	22.1%
Provision for losses	25,816	38,200	20.9%	24.4%
Occupancy	17,178	20,293	13.9%	13.0%
Depreciation and amortization	3,700	3,624	3.0%	2.3%
Other	11,061	11,113	9.0%	7.2%

Total branch expenses	90,292	107,825	73.1%	69.0%

Branch gross profit	33,253	48,486	26.9%	31.0%

Regional expenses	8,979	9,513	7.3%	6.1%
Corporate expenses	14,513	16,781	11.7%	10.7%
Depreciation and amortization	978	1,631	0.8%	1.0%
Interest expense (income), net	(315)	372	(0.3)%	0.2%
Other expense, net	199	2,046	0.2%	1.4%

Income before taxes	8,899	18,143	7.2%	11.6%
Provision for income taxes	3,579	7,209	2.9%	4.6%

Net income	$5,320	$10,934	4.3%	7.0%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2006 and 2007:

	Nine Months Ended September 30,
	2006	2007
Other Information:
Payday loan volume (in thousands)	$761,108	$920,056
Average revenue per branch	225,447	259,222

Average loan size (principal plus fee)	$362.37	$364.82
Average fees per loan	53.14	52.79

Branch Information:
Number of branches, beginning of period	532	613
De novo branches opened	40	16
Acquired branches		13
Branches closed	(8)	(50)

Number of branches, end of period	564	592

Average number of branches open during period	548	603

	Nine Months Ended September 30,
	2006	2007
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$116,722	$136,197
Total number of comparable branches	474	474
Average revenue per comparable branch	$246,249	$287,335

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 21 months since December 31, 2005.

Income from continuing operations. For the nine months ended September 30, 2007, net income was $10.9 million compared to $5.3 million for the same period in 2006. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2007, revenues were $156.3 million, a 26.6% increase from $123.5 million during the nine months ended September 30, 2006. The increase in revenues was primarily a result of higher payday loan volume, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $920.1 million through payday loans during the nine months ended September 30, 2007, which was an increase of 20.9% over the $761.1 million during the same period in the prior year. The average loan (including fee) totaled $364.82 during the first nine months of 2007 versus $362.37 in comparable 2006. Average fees received from customers per loan declined from $53.14 in first nine months of 2006 to $52.79 in comparable 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100.00 for the first nine months 2007 was $16.92 compared to $17.18 for the same period in 2006.

As noted in the quarterly discussion, we anticipate that our average fee rate may continue to decline in 2008 and the remainder of 2007 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the year-to-date analysis as of September 30, 2007 have been open at least 21 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Comparable branches	$116,722	$136,197
Branches opened in 2006	1,592	16,140
Branches opened in 2007		2,094
Other (a)	5,231	1,880

Total	$123,545	$156,311

(a)	represents primarily closed branches

Revenues for comparable branches increased 16.7%, or $19.5 million, to $136.2 million for the nine months ended September 30, 2007. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our branches opened during 2005 improved 58.9% to $30.5 million for the nine months ended September 30, 2007 compared to $19.2 million for the nine months ended September 30, 2006. Revenues from branches added during 2006, including the 50 branches acquired in South Carolina, totaled $16.1 million for the nine months ended September 30, 2007.

Revenues from check cashing, title loans, CSO fees, installment loans and other sources totaled $14.0 million and $21.5 for the nine months ended September 30, 2006 and 2007, respectively. The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Check cashing fees	$5,220	$4,966	4.2%	3.2%
Title loan fees	3,556	3,227	2.9%	2.1%
Credit service fees	2,397	5,253	1.9%	3.4%
Installment loan fees	1,160	6,102	0.9%	3.9%
Other fees	1,680	1,985	1.4%	1.2%

Total	$14,013	$21,533	11.3%	13.8%

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

Branch Expenses. Total branch expenses increased $17.5 million, or 19.4%, from $90.3 million during the first nine months of 2006 to $107.8 million in the first nine months of 2007. Branch-level salaries and benefits increased by $2.1 million for the nine months ended September 30, 2007 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,711 for the nine months ended September 30, 2006 compared to 1,821 for the nine months ended September 30, 2007, an increase of 6.4%.

The provision for losses increased from $25.8 million for the nine months ended September 30, 2006 to $38.2 million during the nine months ended September 30, 2007. Our loss ratio was 24.4% for the nine months ended September 30, 2007 versus 20.9% for the nine months ended September 30, 2006. The less favorable loss experience in 2007 reflects a higher level of charge-offs and lower collection rate during 2007 for the reasons noted in the quarterly discussion above. Our charge-offs as a percentage of revenue were 47.3% during the nine months ended September 30, 2007 compared to 45.1% in the same period of the prior year. Our collections as a percentage of charge-offs were 49.2% for the nine months ended September 30, 2007 compared to 53.4% during the same period in 2006. In addition, we received approximately $2.0 million from the sale of certain payday loan receivables during the nine months ended September 30, 2007.

Comparable branches totaled $34.0 million in loan losses for the first nine months of 2007 compared to $24.4 million in loan losses for the first nine months of 2006. In our comparable branches, the loss ratio was 25.0% for the nine months ended September 30, 2007 compared to 20.9% for the same period in 2006.

Occupancy costs increased from $17.2 million for the nine months ended September 30, 2006 to $20.3 million in the current year period. Occupancy costs as a percentage of revenues were 13.0% for the nine months ended September 30, 2007 and 13.9% for the same period in the prior year. In connection with the closure of 31 branches during the first quarter 2007 (the majority of which were consolidated into nearby branches), the termination of the de novo process on eight branches that never opened and the decision to close our Oregon branches, we recorded approximately $1.6 million in occupancy costs during the nine months ended September 30, 2007 to reflect lease termination costs and other occupancy related costs.

Branch Gross Profit. Branch gross profit increased by $15.2 million, or 45.6%, from $33.3 million for the nine months ended September 30, 2006 to $48.5 million for the nine months ended September 30, 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 26.9% for the nine months ended September 30, 2006 to 31.0% for the nine months ended September 30, 2007. The following table summarizes our branch gross profit by comparable branches and new branches.

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Comparable branches	$36,872	$46,899
Branches opened in 2006	(1,867)	2,221
Branches opened in 2007		(648)
Other (a)	(1,752)	14

Total	$33,253	$48,486

(a)	represents primarily closed branches

Comparable branches for the nine months ended September 30, 2007 reported a gross margin of 34.4% versus 31.6% in the comparable prior year period, with the improvements resulting from stronger results in the majority of states. The 95 branches added during the 2006 reported a gross profit of $2.2 million. Note that the gross losses during the nine months ended September 30, 2006 for the branches opened in 2006 related to de novo branches only, whereas the gross profit during 2007 include the results from the 50 branches acquired in South Carolina in December 2006.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.8 million from $23.5 million during the nine months ended September 30, 2006 to $26.3 million in the current year period. The higher level of expenses in 2007 is attributable to equity award compensation, salaries associated with an 7.0% increase in the average number of home office and regional personnel from September 30, 2006 and approximately $750,000 in advertising for public awareness expenditures during first quarter 2007.

Interest and Other Expenses. Net interest expense totaled $372,000 during the nine months ended September 30, 2007 compared to net interest income of $315,000 during the nine months ended September 30, 2006. This change period-to-period reflects the borrowing of $15.5 million to fund operations during 2007, while during 2006, we had invested cash. Other expenses during the nine months ended September 30, 2007 was higher than the same period in 2006 as a result of losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2007 was 39.7% compared to 40.2% for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Cash flows provided by (used for):
Operating activities	$11,719	$22,423
Investing activities	(4,503)	(5,930)
Financing activities	(14,923)	(16,815)

Net decrease in cash and cash equivalents	(7,707)	(322)

Cash and cash equivalents, beginning of year	31,640	23,446

Cash and cash equivalents, end of period	$23,933	$23,124

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. In addition, we entered into a credit agreement on January 19, 2006, which provides a three-year revolving line of credit for borrowings up to $45.0 million (the credit facility). As of September 30, 2007, there was $15.5 million outstanding under the credit facility.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $22.4 million, approximately $10.7 million higher than the $11.7 million in comparable 2006. This increase is primarily attributable to higher net income during first nine months 2007, plus certain non-cash charges associated with the branch closings during 2007.

Net cash used by investing activities for the nine months ended September 30, 2007 was $5.9 million, which primarily consisted of approximately $2.4 million for capital expenditures and approximately $3.6 million in acquisition costs. The capital expenditures included $353,000 to open de novo branches in 2007, $939,000 for renovations to existing and acquired branches, $930,000 for technology and other furnishings at the corporate office, and approximately $140,000 for other expenditures. Net cash used by investing activities for the nine months ended September 30, 2006 was $4.5 million, which primarily consisted of capital expenditures. The capital expenditures included $1.6 million to open 40 de novo branches in 2006, $1.7 million for renovations to existing and acquired branches, $524,000 for tenant improvements, furnishings and technology for the new corporate office space, $402,000 for branches not yet open as of September 30, 2006, $400,000 for the purchase of a building in St. Louis, Missouri that is used as a branch location and other expenditures.

Cash used for financing activities for the nine months ended September 30, 2007 was $16.8 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility, dividend payments to stockholders totaling $5.9 million and share repurchases of approximately 832,000 shares of our common stock for $12.0 million. These items were partially offset by proceeds received from borrowings under our credit facility totaling $15.5 million to fund operations and proceeds received from the exercise of stock options by employees. During the nine months ended September 30, 2006, cash outflows were $14.9 million, which primarily consisted of the repurchase 1.3 million shares of our common stock for approximately $16.5 million partially offset by proceeds from the exercise of stock options by employees.

Future Capital Requirements. We believe that our available cash, expected cash flows from operations and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements for the foreseeable future. Expected future uses of cash include funding of anticipated increases in payday and installment loans, dividend payments, common stock repurchases, financing of new branch expansion and acquisitions and, if amounts are borrowed under the credit facility, debt repayments and interest payments on the outstanding debt.

On October 30, 2007, our board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on November 19, 2007 to stockholders of record as of November 12, 2007. We estimate that the total amount of the dividend will be approximately $2.0 million, which will be funded from available cash.

The level of cash required to operate a particular branch varies based on the products and services provided by that branch. For each branch location, cash is comprised of: (i) a certain amount of cash needed in the branch location; (ii) an operating reserve amount at the local bank used by that branch; and (iii) in-transit amounts within the banking system. As a general guideline, a typical branch offering only payday loans requires an average cash balance of approximately $10,000 to $15,000, while a branch that also includes check cashing and other products requires an average of approximately $35,000 to $45,000.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005 and 2006, we were able to achieve de novo unit branch growth of 46.9% and 8.6%, respectively. In addition, we acquired 10 branches and 51 branches in 2005 and 2006, respectively. During the first nine months of 2007, we opened 16 branches and acquired 13 branches. In connection with one of our acquisitions, we elected to close six of the branches acquired and transfer the receivable balances to our existing branch locations. During the fourth quarter of 2007, we expect to open approximately 5 additional branches. We believe our current cash position and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. In fiscal 2006, we opened 46 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

Common Stock Repurchase Program. In July 2007, our board of directors increased the authorization limit of the Company’s common stock repurchase program to $40 million. In June 2007, our board of directors extended the program through June 30, 2008. As of September 30, 2007, we have repurchased 2.5 million shares at a total cost of approximately $32.2 million.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 7%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2007. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner by which we offer our payday loans in any one of those states, our financial position, results of operations and cash flows could be affected.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2006, and September 30, 2007, consumers had total loans outstanding with the lender of approximately $2.2 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $130,000 as of September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and a former customer in New Mexico, who sued the Company in a purported class action lawsuit, settled the case for an immaterial amount, and the case was dismissed with prejudice in the third quarter 2007. There have been no other material developments in the third quarter 2007 in any cases material to the Company as reported in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	—	$—	—	$12,493,807
August 1 – August 31	327,742	14.10	327,742	7,873,159
September 1 – September 30	—	—	—	—

Total	327,742	$14.10	327,742	$7,873,159

On July 31, 2007, our board of directors increased our $30 million common stock repurchase program to $40 million. As of September 30, 2007, we have repurchased 2.5 million shares at a total cost of approximately $32.2 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 8, 2007.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)