Form 10-K
period 2007-12-31
QC Holdings, Inc.
filed 2008-03-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2007 was $66.5 million.

Shares outstanding of the registrant’s common stock as of February 29, 2008: 18,857,968

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2007

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

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. Originally formed in 1984, we were incorporated in 1998 under Kansas laws and have provided various retail consumer products and services during our 23-year history. As of December 31, 2007, we operated 596 branches, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

We also provide other consumer financial products and services, such as installment loans, check cashing services, title loans, credit services, money transfers and money orders. Our loans and other services are subject to state regulations, which vary from state to state, as well as to federal and local regulations, where applicable.

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

Over the last five years, we have grown from 258 branches to 596 branches through a combination of acquisitions and new branch openings. During this period, we opened 339 de novo branches, acquired 103 branches and closed 104 branches. The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2003.

	2003	2004	2005	2006	2007
Beginning branch locations	258	294	371	532	613
De novo branches opened during year	45	54	174	46	20
Acquired branches during year		29	10	51	13
Branches closed during year	(9)	(6)	(23)	(16)	(50)

Ending branch locations	294	371	532	613	596

On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. ECA currently operates 50 payday loan branches in South Carolina. As a result of this acquisition, we have established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility, which was repaid in first quarter 2007.

During March and April 2007, we acquired 13 payday and installment loan branches in Illinois and Missouri. Shortly after acquisition, we closed six of the payday loan branches that were located near six of our existing branches and transferred the loans receivable to those branches. In the future, we anticipate there could be similar opportunities for consolidation-type acquisitions.

In September 2007, we purchased certain assets from an automotive retailer and finance company focused exclusively in the “buy-here/pay-here” segment of the used vehicle market in connection with our ongoing efforts to evaluate alternative products that serve our customer base. As of December 31, 2007, we are operating one buy-here/pay-here location in Missouri.

We intend to continue our expansion through new branch development and a disciplined acquisition strategy. During 2008, we expect to open approximately 20 de novo branches, as we target states where we believe we can gain market share and we expect to open one or two additional buy-here/pay-here locations.

Generally, branch closings have been associated with negative changes in the regulatory environment and acquired branches that overlapped existing locations or that were located in areas where we believed long-term potential was minimal. We review the financial metrics of each branch to determine if trends exist with respect to declining loan volumes and revenues that might require the closing of the branch. In those instances, we evaluate the need to close the branch based on several factors, including the length of time the branch has been open, geographic location, competitive environment, proximity to another one of our branches and long-term market potential.

During 2007, we closed 34 of our lower performing branches in various states (the majority of which were consolidated into nearby branches), and we terminated the de novo process on eight branches that were never opened. In addition, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new law, we closed our eight branches in Oregon during the third quarter 2007.

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

Industry Background

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 24,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. The growth of the payday loan industry has followed and continues to be significantly affected by payday lending legislation and regulation in various states and nationally. We believe that the payday loan industry is fragmented, with the 10 largest companies operating less than one-half (approximately 10,200 branches) of the total industry branches.

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

Our Services

Our primary business is offering payday loans through our network of branches. In addition, we continue to offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2005	2006	2007	2005	2006	2007
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$139,103	$152,354	$182,557	91.0%	88.4%	85.5%
Installment loan fees		2,679	10,127		1.6%	4.7%
Credit service fees	476	3,602	7,433	0.3%	2.1%	3.5%
Check cashing fees	6,170	6,634	6,282	4.0%	3.8%	2.9%
Title loan fees	4,478	4,756	4,243	2.9%	2.8%	2.0%
Other fees	2,651	2,257	2,942	1.8%	1.3%	1.4%

Total	$152,878	$172,282	$213,584	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from us, a customer must complete a loan application, provide a valid identification, maintain a personal checking account, have a source of income sufficient to loan some amount to the customer, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee, which varies by state. State laws typically limit fees to a range of $15 to $20 per $100 borrowed. Loans generally mature in two to three weeks, on or near the date of a customer’s next payday. Our agreement with customers provides that we will not cash their check until the due date of the loan. The customer’s debt to us is satisfied by:

•	payment of the full amount owed in cash in exchange for return of the customer’s check;

•	deposit of the customer’s check with the bank and its successful collection;

•	automated clearing house (ACH) payment; or

•	where applicable, renewal of the customer’s loan after payment of the original loan fee in cash.

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the CFSA and offer no more than four consecutive renewals per customer after the initial loan. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal.

During 2007, approximately 88.4% of our payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 11.6% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 39.3% of items presented to the bank were collected and approximately 60.7% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 7.0% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2007, our efforts resulted in approximately 49.8% collection of the returned items, which includes the sale of older debt for approximately $2.1 million. As a result, our overall provision for loan losses during 2007 was approximately 3.5% of total volume. On average, our overall provision for loan losses has historically ranged from 2% to 5% of total volume based on market factors, average age of our branch base, and rate of unit branch growth.

In 2007, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 16 days for each of the years ended December 31, 2005, 2006 and 2007.

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

Other Financial Services

We also offer other consumer financial services, such as installment loans, check cashing services, title loans, credit services, money transfers and money orders. Together, these other financial services constituted 9.0%, 11.6% and 14.5% of our revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The increase as a percentage of revenues reflects new product offerings of credit services in our Texas branches in September 2005 and installments loans in our Illinois branches beginning in the second quarter 2006 and in our New Mexico branches beginning in September 2007.

We currently offer installment loans to customers in 44 branches (located in Illinois and New Mexico). The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2007 was approximately $526.

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

Closely related to the payday loan industry is the check cashing industry, a service offered in 355 of our 596 branches as of December 31, 2007. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.9%, 3.0% and 2.8% of the face amount of the check in 2005, 2006 and 2007, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 150 branches as of December 31, 2007.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 245,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer Western Union money orders.

Locations

The following table shows the number of branches by state that were open as of December 31 from 2003 to 2007 and the current fee rate charged to customers within each state for a $100 advance.

	Fee (a)	2003	2004	2005	2006	2007
Alabama	$17.50		7	13	13	12
Arizona	17.65	19	31	39	40	39
California	17.65	53	59	90	91	82
Colorado	20.00	8	8	9	11	11
Idaho	20.00	6	9	12	14	13
Illinois (b)	15.50	26	26	26	22	24
Indiana	15.00	7	6	8	7	1
Kansas	15.00	13	12	21	24	23
Kentucky	17.65	10	11	13	13	13
Louisiana	20.12	5	4	5	4	4
Mississippi	21.95	7	7	7	7	7
Missouri	18.00	47	61	93	97	101
Montana	20.00			2	3	3
Nebraska	17.65			8	12	11
Nevada	20.00	5	4	4	5	9
New Mexico (b)	15.50	19	19	20	21	21
North Carolina (c)	18.00	20	21
Ohio	15.00			27	31	32
Oklahoma	15.00		25	25	24	23
Oregon (d)	13.00	4	5	11	11
South Carolina	15.00	3	8	11	62	62
Texas (e)	20.00			18	26	27
Utah	20.00	12	12	19	19	19
Virginia	15.00	15	17	20	23	23
Washington	15.00	9	12	24	26	29
Wisconsin	22.00	6	7	7	7	7

Total		294	371	532	613	596

(a)	Represents the payday loan fee for the first $100 advance for 14 days as of December 31, 2007, except for branches in Illinois, North Carolina, New Mexico, Oregon and Texas – see notes (b), (c), (d) and (e). Some states have lower fees for loans in excess of $100.
(b)	In our branches in Illinois and New Mexico, we provide installment loans to customers. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year. The fee charged for an installment loan is $30 per $100 borrowed per month.
(c)	Represents the fee charged by the lending bank. All branches in North Carolina were closed in October and November 2005 and the agreement with the lending bank was terminated.
(d)	Represents the fee charged for a $100 advance with a minimum loan term of 31 days. During 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result, we closed our eight branches located in Oregon.
(e)	Represents the fee charged by our credit services organization subsidiary for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

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

Branches located in the states of Missouri, California, Arizona, South Carolina and Kansas represented approximately 24%, 13%, 8%, 7% and 5%, respectively, of total revenues for the year ended December 31, 2007. Branches located in the states of Missouri, Arizona, California, Kansas, Illinois, New Mexico, South Carolina and Virginia represented approximately 31%, 13%, 8%, 7%, 6%, 6%, 6% and 5%, respectively, of total branch gross profit for the year ended December 31, 2007.

In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. We expect that this legislation will reduce payday loan revenue by approximately $8 to $9 million during 2008. This decline, however, will be substantially offset from revenues from our installment loan product, which we launched in New Mexico during September 2007.

In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Total revenues from our Illinois branches declined from $11.8 million in 2005 to $5.9 million in 2006. During second quarter 2006, we began offering installment loans in our Illinois branches, which generated $2.7 million of revenues during 2006. In 2007, revenue from our Illinois branches was approximately $10.1 million.

Comparable Branches, De Novo Branch Economics and Acquisitions

We evaluate our branches based on revenue growth and branch gross profit, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2006 and 2007 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2006	2007	% Change	2006	2007
		(in thousands)			(in thousands)
Pre - 1999	33	$27,993	$26,794	(4.3)%	$71	$68
1999	39	18,548	19,858	7.1%	40	42
2000	47	19,045	21,357	12.1%	34	38
2001	31	13,541	14,359	6.0%	36	39
2002	53	19,863	22,359	12.6%	31	35
2003	43	16,524	17,553	6.2%	32	34
2004	69	17,592	20,827	18.4%	21	25
2005	159	27,878	42,156	51.2%	15	22
2006	95	4,452	22,521	405.9%	4	20
2007	27		3,599			11

Sub-total	596	165,436	211,383	27.8%	$23	$30

Closed branches		6,825	1,818
Other		21	383

Total		$172,282	$213,584	24.0%

The following table summarizes our gross profit (loss), gross margin and loss ratio (losses as a percentage of revenues) of branches for the years ended December 31, 2006 and 2007 based on the year that a branch was opened or acquired.

		Gross Profit (Loss)		Gross Margin %		Loss Ratio %
Year Opened/Acquired	Branches	2006	2007	2006	2007	2006	2007
		(in thousands)
Pre - 1999	33	$13,967	$12,203	49.9%	45.5%	21.4%	25.2%
1999	39	7,319	7,230	39.5%	36.4%	17.7%	24.1%
2000	47	6,968	8,140	36.6%	38.1%	22.2%	24.8%
2001	31	5,996	6,017	44.3%	41.9%	18.2%	22.5%
2002	53	7,181	9,395	36.2%	42.0%	23.2%	22.1%
2003	43	6,864	7,008	41.5%	39.9%	18.7%	23.6%
2004	69	4,903	6,876	27.9%	33.0%	17.7%	19.4%
2005	159	(1,831)	5,555	(6.6)%	13.2%	30.9%	34.3%
2006	95	(1,760)	3,162	(39.5)%	14.0%	36.7%	35.1%
2007	27	(364)	(854)		(23.7)%		53.4%

Sub-total	596	49,243	64,732	29.8%	30.6%	22.4%	27.2%

Closed branches		(2,449)	(2,561)
Other (a)		1,360	2,383

Total		$48,154	$64,554	28.0%	30.2%	21.5%	25.5%

(a)	Includes the sale of older debt for approximately $900,000 and $2.1 million for the years ended December 31, 2006 and 2007, respectively.

Comparable Branches

We define comparable branches as those branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2007 have been open at least 24 months. We evaluate changes in comparable branch financial metrics on a routine basis to assess operating efficiency. During 2005, our revenues from comparable branches increased by 11.4%, over the prior year. During 2006, our comparable branches declined by 2.6% primarily due to a $4.8 million revenue decrease in Illinois as a result of the legislation that reduced the fee and placed restrictions on the customer’s ability to borrow. Our branches in California also contributed to the decline in 2006 comparable branch revenues due to increased competition, management’s focus on reducing losses and changes to our statewide lending practices. During 2007, our revenues from comparable branches increased by 15.1% primarily due to growth in revenues from branches added during 2005.

The following table summarizes certain financial information for our comparable branches:

2006 to 2007:	2006	2007
	($ in thousands)
Total number of comparable branches	474	474
Total revenues	$160,985	$185,261
Average revenue per comparable branch	340	391
Total provision for losses	35,424	47,679
Branch gross profit	51,367	62,423
Loss ratio	22.0%	25.7%
Branch gross margin	31.9%	33.7%

De Novo Branches

Since 1998, 64% of our growth has occurred through opening 429 de novo branches. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. We monitor newer branches for their progress to profitability and loan growth.

The following table summarizes our ramp up of revenues for our de novo branches opened since January 1, 2000, during their initial months of operation. For additional information on de novo branches, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

		Average Cumulative Revenues for Initial Months of Operations
Year Opened	Number of Branches	First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$51	$178	$343	$532	$953	$1,463
2001	22	68	195	362	550	974	1,460
2002	49	75	223	405	611	1,071	1,474
2003	43	50	157	303	479	854	1,249
2004	43	51	161	291	424	734
2005	149	36	111	209	330
2006(a)	45	42	133	281
2007(b)	20	42

(a)	For First 18 Months, calculation is only for the 30 branches that were open for the whole 18 months.
(b)	For First 6 Months, calculation is only for the 16 branches that were open for the whole 6 months.

The following table summarizes the development of our branches with respect to gross profits for our de novo branches during their initial months of operation.

		Average Cumulative Gross Profit (Loss) for Initial Months of Operations
Year Opened	Number of Branches	First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$(20)	$13	$74	$156	$326	$556
2001	22	(42)	(19)	39	115	312	537
2002	49	(24)	17	95	183	377	533
2003	43	(43)	(26)	11	62	197	358
2004	43	(46)	(43)	(17)	20	124
2005	149	(54)	(72)	(70)	(58)
2006(a)	45	(67)	(79)	(44)
2007(b)	20	(100)

(a)	For First 18 Months, calculation is only for the 30 branches that were open for the whole 18 months.
(b)	For First 6 Months, calculation is only for the 16 branches that were open for the whole 6 months.

Acquisitions

From 1998 through 2007, we acquired 240 branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. During 2007, we acquired 13 branches and certain assets for a total of $3.2 million. In connection with an acquisition of eight branches in Missouri, we closed six of the branches acquired and transferred the receivable balances to our existing locations. Effective December 1, 2006, we acquired all the issued and outstanding membership interests in ECA for approximately $16.3 million, net of cash acquired. ECA operates 50 payday loan branches in South Carolina. We intend to continue to evaluate acquisition opportunities presented to us for the potential to provide immediate cash flow and market share, to leverage our current field and corporate management structure and to add experienced managers and employees.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing function is focused on strategically positioning us as a leader in the payday lending marketplace. Our marketing department oversees direct mail offerings to current, former and prospective customers, as well as engages in building and supervising branch-level marketing programs. Branch-level efforts include flyers, coupons, special offers, local direct mail, radio, television or outdoor advertising. In conjunction with marketing partners, we develop promotional materials, and maintain a considerable presence in Yellow Page directories throughout the country. In addition, we expended $1.5 million during 2007 as a part of a national public education and awareness program developed by the CFSA to promote responsible borrowing and lending practices.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, record keeping and reporting. We have one point-of-sale system utilized by all but four of our branches as of December 31, 2007. We work closely with our point-of-sale software vendor to enhance and continually update the application.

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

To protect against robbery, the majority of our branch employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each branch include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include identical alarm systems in all branches, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Because we have high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical. We have an internal auditing department that, among other things, performs periodic unannounced branch audits and cash counts at randomly selected locations. We self-insure for employee theft and dishonesty at the branch level.

Competition

We believe that the primary competitive factors in the payday loan industry are branch location, customer service and marketing offers, such as first loan free or extended loan terms. We face intense competition in an industry with low barriers to entry, and we believe that the payday lending markets are becoming more competitive as the industry matures and consolidates. We compete with other payday and check cashing branches and financial service entities and retail businesses that offer payday loans or similar financial services. In addition, we compete with services offered by traditional financial institutions, such as overdraft protection.

Businesses offering loans over the internet have begun to compete with us in the payday loan market. There also has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks, payroll cards and electronic transfer of government benefits.

Regulations

We are subject to regulation by federal, state and local governments, which affects the products and services we provide. In general, these regulations are designed to protect consumers who deal with us and not to protect our stockholders.

Regulation of Payday Lending

Our payday lending and other consumer lending activities are subject to regulation and supervision primarily at the state and federal levels. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday lender where required and are subject to various state regulations regarding the terms of our payday loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that Act, as well as the disclosure requirements of certain state statutes (which are usually similar or equivalent to those federal disclosure requirements). The state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states, and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. In 2006, two measures passed that effectively preclude payday loans. In Oregon, a ballot initiative added a provision to the state constitution that placed a 36% cap on payday loans, which went into effect July 1, 2007, effectively banning payday loans in Oregon as of that date. Similarly, effective October 1, 2007, a new federal law prohibits loans of any type to members of the military and their family with charges in excess of 36% per annum. Again, this federal legislation has the practical effect of banning payday lending to the military. Similarly, payday loan legislation in Illinois, which took effect in December 2005, had the practical effect of severely limiting payday loans in that state. Likewise, the state of Georgia in 2004 enacted a law banning payday loans in that state.

We continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. These types of legislative or regulatory actions have had and in the future could have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to expand.

Prior to September 30, 2005, we originated payday loans at all of our locations, except for branches in North Carolina and Texas. In North Carolina, prior to the closure of our North Carolina branches during October and November 2005, we had an arrangement with a Delaware state-chartered bank to originate and service payday loans for that bank in North Carolina. We entered into the arrangement with the bank in April 2003. Under the terms of the agreement, we marketed and serviced the bank’s loans in North Carolina, and the bank sold to us a pro rata participation in loans that were made to its borrowers. In September 2005, we terminated the arrangement with the bank.

In February 2005, we entered into a separate arrangement with a different Delaware state-chartered bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the arrangement and began operating as a credit services organization in our Texas branches. The two Delaware banks for which we previously acted as a marketing and servicing provider are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the FDIC. The decision to close our branches in North Carolina and to terminate our agreement with the Delaware bank offering loans in Texas reflected the difficult operating environment associated with guidelines issued by the FDIC. In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketing and servicing provider of the bank’s payday loans. In March 2005, the FDIC issued revised guidelines. The revised FDIC guidelines also imposed various limitations on bank payday loans, which effectively limited the benefits of the bank agency model in places like North Carolina and Texas. In February 2006, the FDIC reportedly advised FDIC-insured banks that they could no longer offer payday loans through marketing and servicing agents.

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

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet certain minimum bonding and/or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate 82 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the issuer of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments for cash amounts between $3,000 and $10,000. The records maintained must contain certain information about the purchaser(s), with different requirements for transactions involving customers with deposit accounts and those without deposit accounts. The rule states that no sale may be completed unless the required information is obtained. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

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

The USA PATRIOT Act includes a number of anti-money laundering measures designed to prevent the banking system from being used to launder money and to assist in the identification and seizure of funds that may be used to support terrorist activities. The USA PATRIOT Act includes provisions that directly impacts check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs to identify accurately the individual conducting the transaction and to detect and report money-laundering activities to law enforcement. We have established various procedures and continue to monitor and evaluate any such actions and believe we are in compliance with the USA PATRIOT Act.

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

Employees

On December 31, 2007, we had 2,074 employees, consisting of 1,816 branch personnel, 132 field managers and 126 corporate office employees.

We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under a collective bargaining agreement.

Available Information

We file annual and quarterly reports, proxy statements, and other information with the United States Securities and Exchange Commission, copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (EDGAR) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and our proxy statement on our website at www.qcholdings.com as soon as it is reasonably practical after each filing has been made with, or furnished to, the SEC. The SEC filings and additional information about QC Holdings, Inc. can be obtained under the “Investment Center” section of our website. The contents of these websites are not incorporated into this report. Further, our references to the URL’s for these websites are intended to be inactive textual references only.

ITEM 1A.	Risk Factors

The payday loan industry is highly regulated under state laws. Changes in state laws and regulations governing lending practices could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2007, 36 states and the District of Columbia had legislation permitting or not prohibiting payday loans (the remaining 14 states did not have laws specifically authorizing the payday loan business). During 2007, we made payday loans directly in 25 of these 36 states. Until November 2005, we marketed and serviced payday loans for a lending bank in North Carolina. In November 2005, we ceased marketing those loans and ceased operations in North Carolina. In February 2005, we began doing business in Texas, serving as a marketing and servicing agent through our new payday loan branches in that state for a second lending bank that made payday loans to its customers in Texas. In September 2005, we discontinued marketing and servicing loans for the third-party bank in Texas and began doing business in Texas as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in 2006, Oregon passed a ballot initiative that effectively caps interest rates and origination fees on payday loans at 36%, among other provisions. This ballot initiative became effective July 1, 2007, and effectively bans payday lending in Oregon. Similarly, in May 2004, a new law became effective in Georgia that effectively prohibits direct payday lending in Georgia. In recent years, including 2007, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws (with a sunset of 2009 for the current Mississippi law and a sunset of 2010 for the current Arizona law) that require renewal of the laws by the state legislatures at periodic intervals. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states could have a material and adverse effect on our revenues and earnings.

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

States have generally increased their regulatory and compliance requirements for payday loans in recent years, and our branches are subject to examination by state regulators in most states. We have taken or been required to take certain corrective actions as a result of self-audits or state audits of our branches and anticipate that the level of regulation and compliance costs will continue to increase.

Additionally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes. For instance, in September 2005, the New Mexico Attorney General promulgated regulations (later withdrawn) that would have had the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday lending in New Mexico. Similarly, we and other payday lenders operated and were licensed in Indiana under a state law that was generally interpreted to permit payday loans. In January 2000, the Indiana Attorney General issued an opinion that this statute did not allow payday lending. Following the issuance of this opinion, we were sued in two class action lawsuits alleging violations of this statute as interpreted by the Attorney General. We settled the lawsuits for an aggregate of approximately $1.0 million in 2001. In addition, we materially reduced operations in Indiana after these developments.

Although we were not a party to the proceeding, the North Carolina Commissioner of Banks issued a Notice of Hearing to Advance America, Cash Advance Centers of North Carolina, Inc. (Advance America) on February 1, 2005. In December 2005, the Commissioner of Banks issued a ruling in this matter in which the Commission determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated the North Carolina Consumer Finance Act and the North Carolina Check Cashers Act and ordered Advance America to cease further operations of its payday loan stores in North Carolina to the extent they make loans on behalf of a lending bank.

Future interpretations of state law in other jurisdictions or promulgation of regulations or new interpretations, similar to the prior actions in New Mexico, the prior interpretation by the Indiana Attorney General or the ruling by the North Carolina Commissioner of Banks, could have an adverse impact on our ability to offer payday loans in those states and an adverse impact on our earnings.

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

Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically. These efforts culminated in federal legislation in 2006 that limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to 36% per annum. The military lending prohibition became effective October 1, 2007 and effectively bans payday lending to members of the military or their families. For the year ended December 31, 2007, revenue from loans to members of the military or their families was not material to our results of operations. Future federal legislative or regulatory action that restricts or prohibits payday loans could have a material adverse impact on our business, results of operations and financial condition.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions accelerated in 2007. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on payday lenders could impact our growth strategy and have a material adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. For example, the North Carolina Commissioner of Banks issued a ruling in 2005 in which it determined that Advance America, which marketed, originated, serviced and collected payday loans on behalf of a state-chartered bank located in Kentucky, violated various North Carolina consumer statutes. Although we determined to discontinue our operations in North Carolina prior to the time that decision was issued, the pendency of that matter, among many other factors, caused us to close our North Carolina operations in 2005.

On February 8, 2005, the Company, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in North Carolina state court in a putative class action lawsuit filed by two customers of a Delaware state-chartered bank, for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to closing our North Carolina branches in fourth quarter 2005. The lawsuit alleges that we violated various North Carolina laws in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Although we have discontinued our operations in North Carolina, that lawsuit is continuing, as discussed below under “Legal Proceedings.”

We are also subject to litigation in Missouri in which the plaintiff alleges various violations of the state lending laws, as described below under Item 3 “Legal Proceedings.” The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of any lawsuits or proceedings, even if we were successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

While we have completed only one larger acquisition since our initial public offering in July 2004, we continue to evaluate acquisition opportunities as a regular part of our business. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties integrating a workforce that understands and implements our vision of customer service;

•	difficulties associated with expanding into new or related businesses as part of acquisitions;

•	difficulties integrating acquired operations or services;

•	the risk of the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (to the extent used to finance acquisitions);

•	incurrence of indebtedness (to the extent used to finance acquisitions);

•	assumption of known and unknown contingent liabilities;

•	the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

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

The concentration of our revenues and gross profits in certain states could adversely affect us.

Our branches operate in 24 states. For the year ended December 31, 2007, revenues from our branches located in Missouri, California, Arizona, South Carolina and Kansas represented approximately 57% of our total revenues. Revenues from Missouri and California represented 24% and 13%, respectively, of our total revenues for the year ended December 31, 2007. For the year ended December 31, 2007, gross profit from our branches located in Missouri, Arizona, California, Kansas, Illinois, New Mexico, South Carolina and Virginia represented approximately 82% of our total branch gross profit. Gross profit from Missouri and Arizona represented 31% and 13%, respectively, of our total branch gross profit for the year ended December 31, 2007. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

The financial performance of our branches in our leading states has been affected from time to time by changes in laws or regulations in those states. A state may drop from our top five revenue or gross profit states merely as a result of changes in state laws or regulations and without a significant change in the number of branches in a state. This has previously occurred with Illinois and New Mexico, as described above under “Business – Locations.”

We currently have a purported class action lawsuit pending against us in Missouri. See the additional discussion in Item 3 “Legal Proceedings” of this report. An adverse outcome in this matter could materially and adversely affect our financial condition and results of operations.

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

Our business will continue to be affected by a number of factors, including the various risk factors set forth in this section, any one of which could substantially affect our results of operations for a particular fiscal quarter. Our quarterly results of operations can vary due to:

•	fluctuations in payday loan demand;

•	fluctuations in our loan loss experience;

•	acceleration or deceleration of our branch growth rate;

•	fluctuations in our revenue growth;

•	changes in broad economic factors, such as energy prices, average hourly wage rates, inflation or bankruptcy; and

•	regulatory and legislative activity restricting our business.

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

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, installment loans, credit services, money transfers and money orders, which accounted for approximately 14.5% of our revenues in 2007. If we are unable to maintain and grow the operating revenues from our payday loan business, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

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

Provision for losses is one of our largest operating expenses, constituting 25.5% of total revenues for the year ended December 31, 2007, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. Any changes in economic factors that adversely affect our customers could result in a higher loan loss experience than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe our loan losses increased during the second half of 2007 as a result of the turmoil in the sub-prime lending markets and its ripple effect throughout the United States economy. As another example, we believe that our loan loss experience in third quarter 2005 was adversely affected as a result of an increase in customer bankruptcies prior to a significant change in the bankruptcy laws in October 2005. Similar difficult financial and economic markets and conditions could increase our loan losses and adversely affect our results of operations and financial condition.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. Our allowance for loan losses was $4.4 million on December 31, 2007. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

We depend on loans and cash management services from banks to operate our business. If banks decide to stop making loans or providing cash management services to us, it could have a material adverse affect on our business, results of operations and financial condition.

We depend on borrowings under our revolving credit facility to fund loans, capital expenditures and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, our ability to borrow at competitive interest rates, our ability to grow our business and our cash availability could be adversely affected. Certain banks have notified us and other companies in the payday loan and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputation risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our primary depository banks has requested that we close our bank accounts or placed other restrictions on how we use their services, if any of our larger current or future depository banks were to take such actions, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2007, we sustained approximately 42% turnover among our branch managers and approximately 153% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs and could restrict our ability to grow.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

From time to time, we utilize borrowings under our credit facility to fund our liquidity and capital needs, and these borrowings, which increase our leverage and reduce our financial flexibility, are subject to various restrictions and covenants.

On December 7, 2007, we entered into an amended and restated credit agreement with a syndicate of banks, which provides for a term loan of $50 million and a revolving line of credit in the aggregate principal amount of up to $45 million. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008. The terms of our amended and restated credit agreement include provisions that directly or indirectly affect our ability to repurchase our common stock on the open market or in negotiated transactions, our ability to pay cash dividends on our common stock, and our ability to pursue acquisitions or other strategic ventures that would require us to borrow additional amounts.

The borrowings under the term loan were used to fund a $48.5 million special cash dividend to stockholders on December 27, 2007, which increased our leverage and reduced our financial flexibility. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis and to fund the scheduled amortization repayments under the term loan, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2007, we had approximately $20.5 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to finance our current operations or future growth may be adversely affected.

Our revolving credit facility contains restrictions and limitations that could significantly affect our ability to operate our business.

Our revolving credit facility contains a number of significant covenants that could adversely affect our business. These covenants restrict our ability, and the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	create liens;

•	effect mergers or consolidations;

•	make investments, acquisitions or dispositions;

•	pay dividends, repurchase stock or make other payments;

•	enter into certain sale and leaseback transactions; and

•	become subject to further restrictions on the creation of liens.

The breach of any covenant or obligation in our revolving credit facility will result in a default. If there is an event of default under our revolving credit facility, the lenders under the revolving credit facility could cause all amounts outstanding thereunder to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit facility, the lenders under that facility could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit facility are guaranteed by each of our existing and future domestic subsidiaries. The borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit facility are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote in excess of 62% of our outstanding common stock as of December 31, 2007. Don Early, our Chairman of the Board and Chief Executive Officer, owned approximately 41.1% directly and 1.3% indirectly of our outstanding common stock as of December 31, 2007. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2007, our officers and directors held approximately 11.7 million shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, two of our largest stockholders, who own more than 50% of our outstanding shares, have demand registration rights, which permit them to require the company to register all or any part of those shares for resale by those stockholders. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 50,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

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

We can redeem common stock from a stockholder who is or becomes a disqualified person.

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In the opinion of management, the corporate office space leased is adequate for existing and foreseeable future operating needs. Prior to April 2005, our corporate headquarters were located in a 10,000 square foot company-owned building located in Kansas City, Kansas, which is presently leased to an unrelated tenant. In addition, we own three branch locations, in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi. All our other branch locations are leased. Our average branch size is approximately 1,600 square feet with average rent of approximately $2,000 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

ITEM 3.	Legal Proceedings

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but has moved to compel arbitration of this matter. Plaintiff secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In February 2008, we appealed the portion of the court’s order striking the class action waiver provision in the arbitration agreement with our customer.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, have appealed that ruling. The judge handling the lawsuit against the Company in North Carolina is the same judge who issued these three orders in December 2005. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that appeal. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases, although it is unknown when the court will issue its ruling.

Other Matters. We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including customer bankruptcy and employment-related matters. We believe the likely outcome of these other cases and proceedings will not be material to our business or our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market (previously NASDAQ National Market) under the ticker symbol “QCCO.” The following table sets forth the high and low adjusted closing prices (retroactively adjusted for the special dividend paid on 12/27/2007) for each of the completed quarters since January 1, 2006:

2007	High	Low
First quarter	$13.83	$10.54
Second quarter	13.23	10.43
Third quarter	13.05	10.52
Fourth quarter	13.15	9.63

2006	High	Low
First quarter	$10.47	$9.04
Second quarter	12.51	10.17
Third quarter	12.27	9.61
Fourth quarter	12.89	9.01

The year-end closing prices of our common stock for 2007 and 2006 were $11.25 and $15.96, respectively.

Holders

As of March 5, 2008 there were approximately 1,290 holders of record and beneficial owners of our common stock.

Dividends

In December 2007, our board of directors approved a special cash dividend of $2.50 per share of common stock in conjunction with the recapitalization of our balance sheet. The special dividend totaled approximately $48.5 million and was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. In addition, we paid dividends in each quarter of 2007 at a rate of $.10 per share. For the year ended December 31, 2007, we paid $56.4 million in dividends to our stockholders.

Our board of directors did not approve a cash dividend for the first quarter of 2008 and has not determined whether to pay any quarterly or an annual cash dividend for 2008. The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Our credit agreement requires us to maintain a Fixed Charge Coverage Ratio (computed in accordance with the credit agreement) of not less than 1.20 to 1.00 for the first three calendar quarters of 2008 and not less than 1.25 to 1.00 for the fourth calendar quarter of 2008. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow amount used in computing our Fixed Charge Coverage Ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,436,910	$10.32	586,519
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,436,910	$10.32	586,519

As of December 31, 2007, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an option to purchase 200,000 shares of common stock granted to Mr. Robert L. Albin, an officer of the company. The stock options granted to Mr. Albin were pursuant to a prior consulting agreement with us. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, our common stock.

We do not have any equity compensation plans other than the plans approved by our security stockholders.

Recent Sales of Unregistered Securities

Since July 21, 2004, the date of our public offering, we have not made any unregistered sales of securities.

Stock Repurchases

The board of directors has authorized us to repurchase our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

On July 31, 2007, our board of directors increased our $30 million common stock repurchase program to $40 million. During 2007, we repurchased 1.3 million shares for approximately $18.2 million. As of December 31, 2007, we have repurchased a total of 3.0 million shares at a total cost of approximately $38.3 million, which leaves approximately $1.7 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31(a)	139	$15.71	—	$7,873,159
November 1 – November 30	—	—	—	7,873,159
December 1 – December 31 (a)	512,154	$12.17	508,925	1,678,790

(a)	Stock repurchases of 139 shares in October 2007 and 3,229 shares in December 2007 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On March 11, 2008, our board of directors increased the authorization limit of our common stock repurchase program to $60 million and extended the program through June 30, 2009.

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

The following table compares total stockholder returns for the company since our initial public offering in July 2004 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on July 16, 2004 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Advance America, Cash Advance Centers, Inc., Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name/Index	7/16/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
QC Holdings, Inc.	$100.00	$136.86	$82.36	$114.00	$100.86
NASDAQ U.S. Index	100.00	115.66	118.20	130.34	143.27
Peer Group	100.00	139.16	97.75	172.69	127.01

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share data)
Revenues:
Payday loan fees	$81,195	$106,648	$139,103	$152,354	$182,557
Other	11,720	11,562	13,775	19,928	31,027

Total revenues	92,915	118,210	152,878	172,282	213,584

Branch expenses:
Salaries and benefits	19,605	25,043	38,073	44,027	47,046
Provision for losses	19,908	24,422	41,417	37,027	54,440
Occupancy	10,020	11,731	19,062	22,686	27,181
Depreciation and amortization	1,346	1,617	3,890	4,918	4,803
Other	6,848	9,499	13,521	15,470	15,560

Total branch expenses	57,727	72,312	115,963	124,128	149,030

Branch gross profit	35,188	45,898	36,915	48,154	64,554
Regional expenses	5,151	6,915	9,364	11,941	12,614
Corporate expenses	6,286	9,743	16,221	19,514	22,813
Depreciation and amortization	537	753	856	1,379	2,399
Interest expense (income), net	878	451	(476)	(317)	667
Other expense (income), net	(11)	(291)	715	338	2,001

Income from continuing operations before income taxes	22,347	28,327	10,235	15,299	24,060
Provision for income taxes	8,605	10,790	3,912	6,090	9,458

Income from continuing operations	13,742	17,537	6,323	9,209	14,602
Discontinued operations, net of income tax	182	942	(944)

Net income	$13,924	$18,479	$5,379	$9,209	$14,602

Earnings (loss) per share (a):
Basic
Continuing operations	$0.40	$0.98	$0.31	$0.46	$0.76
Discontinued operations	0.01	0.05	(0.05)

Net income	$0.41	$1.03	$0.26	$0.46	$0.76

Diluted
Continuing operations	$0.38	$0.91	$0.29	$0.45	$0.75
Discontinued operations	0.01	0.05	(0.04)

Net income	$0.39	$0.96	$0.25	$0.45	$0.75

Weighted average number of common shares outstanding (a):
Basic	15,934,673	15,863,948	20,507,975	19,980,884	19,282,859
Diluted	16,436,429	16,970,374	21,447,644	20,627,105	19,578,285

Cash dividends declared per share	$0.03	$0.20		$0.10	$2.80

	Year Ended December 31,
	2003	2004	2005	2006	2007
Operating Data:
Branches (at end of period)	294	371	532	613	596
Percentage change in comparable branch revenues from prior year (b)	13.6%	17.1%	11.4%	(2.6)%	15.1%

Payday loans:
Loan volume (in thousands)	$558,503	$743,811	$985,219	$1,051,961	$1,265,260
Average loan (principal plus fee)	314.14	337.97	361.79	363.42	366.00
Average fee	47.76	50.99	53.83	53.08	52.85

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,497	$16,526	$31,640	$23,446	$24,145
Loans receivable, less allowance for losses	35,933	49,385	52,778	66,018	72,903
Total assets	64,929	118,436	128,139	142,947	149,580

Current debt	10,974			16,300	28,500
Liability for mandatory stock redemption	17,000
Long-term debt	18,880				46,000
Stockholders’ equity	9,333	106,292	110,816	104,788	52,226

(a)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. During 2003 and through June 30, 2004, we used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders.

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share data)
Income from continuing operations	$13,742	$17,537	$6,323	$9,209	$14,602
Less: reduction to retained earnings in connection with shares subject to redemption (i)	(5,296)
Less: dividend and participation rights associated with mandatory stock redemption (ii)	(2,095)	(2,025)

Income from continuing operations available to common stockholders	$6,351	$15,512	$6,323	$9,209	$14,602

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share data)
Discontinued operations, net of income tax	$182	$942	$(944)
Less: dividend and participation rights associated with mandatory stock redemption (ii)	(67)	(110)

Income (loss) from discontinued operations available to common stockholders	$115	$832	$(944)

Income available to common stockholders	$6,466	$16,344	$5,379	$9,209	$14,602

	Year Ended December 31,
	2003	2004	2005	2006	2007
Weighted average number of actual common shares outstanding	18,137,718	17,664,107	20,507,975	19,980,884	19,282,859
Less: weighted average number of shares from mandatory stock redemption (ii)	(2,203,045)	(1,800,159)

Weighted average basic common shares outstanding	15,934,673	15,863,948	20,507,975	19,980,884	19,282,859
Incremental shares from assumed conversion of stock options and unvested restricted stock	501,756	1,106,426	939,669	646,221	295,426

Weighted average diluted common shares outstanding	16,436,429	16,970,374	21,447,644	20,627,105	19,578,285

Earnings (loss) per share
Basic
Continuing operations	$0.40	$0.98	$0.31	$0.46	$0.76
Discontinued operations	0.01	0.05	(0.05)

Net income	$0.41	$1.03	$0.26	$0.46	$0.76

Diluted
Continuing operations	$0.38	$0.91	$0.29	$0.45	$0.75
Discontinued operations	0.01	0.05	(0.04)

Net income	$0.39	$0.96	$0.25	$0.45	$0.75

(i)	With respect to the year ended December 31, 2003, income available to common stockholders is adjusted to reflect the shares subject to redemption as set forth in Emerging Issues Task Force Topic D-98 (EITF Topic D-98), Classification and Measurement of Redeemable Securities. In January 2003, the Stockholders Agreement was amended to increase our obligation to repurchase shares to $17.0 million from $11.0 million as of December 31, 2002. The amount of increase in the carrying amount of the shares subject to redemption associated with this obligation that was charged directly to retained earnings is included as a reduction to income available to common stockholders.
(ii)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which we adopted on July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share. The Stockholders Agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.
(b)	Comparable branches are branches that were open during the full periods for which a comparison is being made. For the annual analysis as of December 31, 2007, comparable branches are those that were open for at least 24 months on that date.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes included as Item 8 of this report.

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represents approximately 85.5% of our total revenues for the year ended December 31, 2007. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 596 branches in 24 states at December 31, 2007. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

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

In September 2007, we purchased certain assets from an automotive retailer and finance company focused exclusively in the “buy-here/pay-here” segment of the used vehicle market in connection with our ongoing efforts to evaluate alternative products that serve our customer base. As of December 31, 2007, we are operating one buy-here/pay-here car lot, which is located in Missouri.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2007 have been open at least 24 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has grown to approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as 10 companies operate approximately 10,200 branches in the United States.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business could be adversely affected.

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We are actively identifying possible branch locations in numerous states in which we currently operate and evaluating the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions. In the last five years, we have opened 339 new branches, acquired 103 branches and closed 104 branches.

KEY DEVELOPMENTS

Recapitalization of Balance Sheet. In December 2007, we completed a $95 million recapitalization of our balance sheet designed to return immediate value to our stockholders while preserving financial flexibility to support the company’s strategic growth plan. We restated and amended our prior credit facility to provide a borrowing capacity of $95 million through a $50 million term loan and a $45 million revolving credit facility. The maximum borrowings under the overall credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008.

Special Dividend. Concurrent with the recapitalization of the balance sheet, our board of directors declared a $2.50 per share special cash dividend that was paid on December 27, 2007 to common stockholders of record at the close of business on December 18, 2007. The company utilized the $50 million term loan to fund the special cash dividend and related costs.

Closure of Branches. In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, we closed our eight branches in Oregon during the third quarter 2007. In addition, we closed 34 of our lower performing branches in various states during 2007 (the majority of which were consolidated into nearby branches) and we terminated the de novo process on eight branches that were never opened. As a result of these closings, we recorded approximately $3.7 million in pre-tax charges for the year ended December 31, 2007. Summarized financial information for the closed branches is presented below:

	Year Ended December 31,
	2006	2007
	(in thousands)
Revenues	$5,394	$1,818
Provision for losses	1,296	449
Total branch expenses	6,920	3,621
Branch gross loss	$(1,526)	$(1,803)

Acquisition of Express Check Advance of South Carolina, LLC. On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. ECA operates 50 payday loan branches in South Carolina. As a result of the acquisition, we have established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility.

Introduction of installment loan product. In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100.00 every two weeks to $15.50 per $100.00 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Total revenues from our Illinois branches declined from $11.8 million during 2005 to $5.9 million during 2006. Beginning in second quarter 2006, we started providing installment loans to our customers in our Illinois branches, which generated $2.7 million of revenues during 2006. For the year ended December 31, 2007, revenues from our Illinois branches totaled $10.1 million.

In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. We expect that this legislation will reduce our payday loan revenue in New Mexico by approximately $8 to $9 million during 2008. This decline, however, will be substantially offset from revenues from our installment loan product, which we launched in New Mexico during September 2007.

Our installment loans are payable in monthly installments with terms of four to twelve months, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2007 was approximately $526.

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

Generally, we recognize revenue for our other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale. We recognize revenue from the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where we finance the vehicles, the interest is recognized over the term of the loan, which averages 2.5 years, based on the principal outstanding at the time.

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

To obtain a payday loan from us, a customer must complete a loan application, provide a valid identification, maintain a personal checking account, have a source of income sufficient to loan some amount to the customer, and not otherwise be in default on a loan from us. We may also require additional information, such as a pay stub or verification against a statewide database.

During late 2005 and early 2006, we began to require our branch personnel to perform (at a minimum) two additional origination-based procedures:

•	calling the bank on which the check from the customer was written to verify the account was open (so that we were not being defrauded at the outset of the transaction); and

•	calling at least one phone number provided by the customer to verify that we had a working number to reach the customer.

We believe the addition of these two steps produced a meaningful decline in loan defaults in 2006. While we continued to generally follow these loan origination procedures, in addition to our customary loan procedures, in 2007, these processes were not sufficient to overcome the more challenging credit, financial and economic environment for our customers in 2007. We have tested, and will continue to test, additional underwriting-type procedures in our branches to assess the potential impact of these procedures on our loan loss experience.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan. We aggregate payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans are included with payday loans and title loans based on the expectation that the loss experience for installment loans will be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, we intend to begin calculating a separate component of the allowance for installment loans. This component will be added to the payday and title loan allowance total to determine the aggregate allowance for the company. The allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each year.

The methodology for estimating the allowance for loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, installment and title loan losses to total payday, installment and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, installment and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. As of December 31, 2007, we determined that no qualitative adjustment to the allowance for loan losses was necessary. As of December 31, 2006, we recorded a qualitative adjustment of $315,000 to increase the allowance for loan losses as a result of higher than expected loss experience during January 2007 for loans that were outstanding as of December 31, 2006.

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

We aggregate payday loans, title loans and installment loans for purposes of computing the loss allowance. We believe that aggregation is appropriate based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging between 2% and 5% of total loan volume). Our experience has been that a separate calculation of our payday, title and installment loan loss allowances would yield a substantially similar result to the combined calculation. If the allowance for loan losses were at the high end of this percentage range, when applied to accounts receivable as of December 31, 2006 and December 31, 2007 the allowance for loan losses would have increased by approximately $400,000 and $60,000, respectively.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$1,520	$1,705	$2,982
Adjustments to provision for losses based on evaluation of outstanding receivables at year end (a)	185	1,277	1,460

Balance, end of year	$1,705	$2,982	$4,442

Provision for losses
Charge-offs to expense	$74,237	$76,232	$101,442
Recoveries	(33,195)	(40,472)	(48,522)
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	375	1,267	1,520

Total provision for losses	$41,417	$37,027	$54,440

(a)	Amounts differ in 2005 due to the exclusion of the North Carolina operations in the provision for losses table and differ in 2005, 2006 and 2007 due to the inclusion of changes in the credit services organization liability in the provision for losses table.

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

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2006 and December 31, 2007, we reported a net deferred tax liability in the consolidated balance sheets.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (SFAS 123R), Share-Based Payment, which we adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and its related Interpretations and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized, for all share-based payments granted subsequent to December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

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

In December 2007, we recapitalized our balance sheet and the board of directors declared a special dividend of $2.50 per share that was paid on December 27, 2007. In accordance with certain anti-dilution provisions in our long-term incentive stock plans, the number and exercise price of all stock options outstanding at the time of the special cash dividend were proportionately adjusted for 94 employees, five non-employee directors and one former director to maintain the aggregate fair value before and after the special cash dividend. Pursuant to SFAS 123R, these adjustments were accounted for as modifications as a result of an equity restructuring. Based on the anti-dilution provisions in the long-term incentive plans, we did not record any additional compensation expense for the adjustment to the number and exercise price of the outstanding options.

During 2007, we granted 84,474 shares of restricted stock to certain employees and non-employee directors under the 2004 Equity Incentive Plan. The grants consisted of 71,974 shares to employees that vest ratably over four years beginning one year from the date of grant and 12,500 shares to non-employee directors that vested immediately upon grant. We estimated that the fair market value of these restricted grants totaled $1.3 million.

During 2006, we granted 675,000 options to certain employees and directors under the 2004 Plan. The options consisted of 627,500 options that vest ratably over four years beginning one year from the date of grant and 47,500 options that vested immediately upon grant. We estimated that the fair value of these option grants (using the Black-Scholes option valuation model) was approximately $3.4 million. With respect to the 47,500 options that vested immediately, we recorded $236,000 in expense for non-employee director stock-based compensation during the year ended December 31, 2006. All options expire 10 years from the date of grant. In addition, we granted 106,290 shares of restricted stock to various employees pursuant to restricted stock agreements. These restricted shares vest equally over four years beginning one year from the date of grant. The fair market value of the restricted shares under these grants was approximately $1.4 million. We also granted 42,000 shares of performance-based share awards during 2006 to four executive employees pursuant to performance-based share award agreements. The vesting of the performance-based share awards is based on our meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000.

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
	(in thousands)
Employee stock-based compensation:
Stock options	$795	$795
Restricted stock awards	177	541
Performance-based shares	26	603

	998	1,939
Non-employee director stock-based compensation:
Stock options	236
Restricted stock awards		200

Total stock-based compensation	$1,234	$2,139

As of December 31, 2007, there was $1.8 million of total unrecognized compensation related to stock options that will be amortized over a period of 2.0 years. In addition, there was $1.5 million of total unrecognized compensation costs related to the restricted stock grants that will be amortized over a weighted average period of 2.5 years. See the Notes to the Consolidated Financial Statements, Note 12 “Stock-Based Compensation” for additional information.

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

The reported net income for the year ended December 31, 2005, does not include any stock-based employee compensation expense because all stock options granted under our equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If we had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $7.1 million for the year ended December 31, 2005.

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

We accelerated the vesting of these options because we believed it was in the best interest of our stockholders to reduce future compensation expense that we would otherwise have been required to report in our income statement upon the adoption of SFAS 123R. We did not accelerate the vesting requirements for unvested options granted to employees with an exercise price that was less than the market price on May 9, 2005, however, these options were scheduled to vest prior to the adoption of SFAS 123R. As a result, all employee options outstanding as of January 1, 2006 had vested prior to the adoption of SFAS 123R.

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

Accounting for Goodwill and Intangible Assets

As of December 31, 2007, our goodwill and intangible assets totaled $21.0 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

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

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2007. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as of December 31, 2007.

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

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,			Year Ended December 31,
	2005	2006	2007	2005	2006	2007
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$139,103	$152,354	$182,557	91.0%	88.4%	85.5%
Other	13,775	19,928	31,027	9.0%	11.6%	14.5%

Total revenues	152,878	172,282	213,584	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	38,073	44,027	47,046	24.9%	25.5%	22.0%
Provision for losses	41,417	37,027	54,440	27.1%	21.5%	25.5%
Occupancy	19,062	22,686	27,181	12.5%	13.2%	12.7%
Depreciation and amortization	3,890	4,918	4,803	2.5%	2.8%	2.2%
Other	13,521	15,470	15,560	8.9%	9.0%	7.4%

Total branch expenses	115,963	124,128	149,030	75.9%	72.0%	69.8%

Branch gross profit	36,915	48,154	64,554	24.1%	28.0%	30.2%

Regional expenses	9,364	11,941	12,614	6.1%	7.0%	5.9%
Corporate expenses	16,221	19,514	22,813	10.6%	11.3%	10.7%
Depreciation and amortization	856	1,379	2,399	0.6%	0.8%	1.1%
Interest expense (income), net	(476)	(317)	667	(0.3)%	(0.2)%	0.3%
Other expense, net	715	338	2,001	0.4%	0.2%	1.0%

Income from continuing operations before income taxes	10,235	15,299	24,060	6.7%	8.9%	11.2%
Provision for income taxes	3,912	6,090	9,458	2.6%	3.6%	4.4%

Income from continuing operations	6,323	9,209	14,602	4.1%	5.3%	6.8%
Discontinued operations, net of income tax	(944)			(0.6)%

Net Income	$5,379	$9,209	$14,602	3.5%	5.3%	6.8%

Comparable Branch Data:

	2006	2007
2006 to 2007:
Total revenues generated by all comparable branches (in thousands)	$160,985	$185,261
Total number of comparable branches	474	474
Average revenue per comparable branch (in thousands)	$340	$391

	2005	2006
2005 to 2006:
Total revenues generated by all comparable branches (in thousands)	$139,702	$136,136
Total number of comparable branches	335	335
Average revenue per comparable branch (in thousands)	$417	$406

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
Branch Information:
Number of branches, beginning of year	371	532	613
De novo opened	174	46	20
Acquired	10	51	13
Closed	(23)	(16)	(50)

Number of branches, end of year	532	613	596

Average number of branches open during year	458	556	597

Average number of branches open during year (excluding North Carolina branches with respect to 2005)	441	556	597

	Year Ended December 31,
	2005	2006	2007
Other Information:
Payday loan volume (in thousands)	$985,219	$1,051,961	$1,265,260
Average revenue per branch (in thousands)	347	310	358

Average loan size (principal plus fee)	$361.79	$363.42	$366.00
Average fees per loan	53.83	53.08	52.85

Results of Operations – 2007 Compared to 2006

Income from Continuing Operations

For the year ended December 31, 2007, income from continuing operations was $14.6 million compared to $9.2 million in 2006. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $213.6 million in 2007 compared to $172.3 million in 2006, an increase of $41.3 million or 24.0%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $1.3 billion through payday loans during 2007 compared to $1.1 billion during the prior year. The average loan (including fee) totaled $366.00 in 2007 versus $363.42 in the prior year. Average fees received from customers per loan declined from $53.08 in 2006 to $52.85 in 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100.00 for 2007 was $16.88 compared to $17.10 in 2006.

We anticipate that our average fee rate may decline in 2008 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that reduces the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. We expect that this legislation will reduce our payday loan revenue in New Mexico by approximately $8 to $9 million during 2008. This decline, however, will be substantially offset from revenues from our installment loan product, which we launched in New Mexico during September 2007.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2006	2007
	(in thousands)
Comparable branches	$160,985	$185,261
Branches added in 2006	4,452	22,521
Branches added in 2007		3,599
Other (a)	6,845	2,203

Total	$172,282	$213,584

(a)	represents primarily closed branches

Our revenues from comparable branches increased by $24.3 million, or 15.1%, from $161.0 million in 2006 to $185.3 million in 2007. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our branches opened during 2005 improved 51.3% to $42.2 million for the year ended December 31, 2007 compared to $27.9 million for the year ended December 31, 2006. Revenues from branches added during 2006, including the 50 branches acquired in South Carolina, totaled $22.5 million during 2007 compared to $4.5 million during 2006.

Revenues from installment loans, credit service fees, check cashing, title loans, and other sources totaled $19.9 million and $31.0 million for the years ended December 31, 2006 and 2007, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Installment loan fees	$2,679	$10,127	1.6%	4.7%
Credit service fees	3,602	7,433	2.1%	3.5%
Check cashing fees	6,634	6,282	3.8%	2.9%
Title loan fees	4,756	4,243	2.8%	2.0%
Other fees	2,257	2,942	1.3%	1.4%

Total	$19,928	$31,027	11.6%	14.5%

The decline in check cashing fees as a percentage of revenues is due primarily to a higher rate of growth in payday and installment loan revenues. The revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006 and in our New Mexico branches beginning in September 2007.

Branch Expense

Total branch expenses were $149.0 million during 2007 compared to $124.1 million in 2006, an increase of $24.9 million, or 20.1%. Branch-level salaries and benefits increased by $3.0 million to $47.0 million in 2007 versus $44.0 million in 2006, due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,866 for year ended December 31, 2007 compared to 1,729 in the prior year.

Our provision for losses increased from $37.0 million for the year ended December 31, 2006 to $54.4 million for the year ended December 31, 2007. Our loss ratio was 25.5% during 2007 versus 21.5% during 2006. The less favorable loss experience in 2007 reflects a higher level of charge-offs (partially due to our year-long focus on increasing loan volumes) and a more challenging collection environment as customers manage through the difficult credit, financial and economic environment. Our charge-offs as a percentage of revenue were 47.5% during 2007 compared to 44.4% during 2006. Our collection rate was 47.8% in 2007 versus 53.1% in 2006. During 2007, we received approximately $2.1 million from the sale of certain payday loan receivables compared to $900,000 in 2006.

Comparable branches totaled $47.7 million in loan losses for 2007 compared to $35.4 million in loan losses during 2006. In our comparable branches, the loss ratio was 25.7% during 2007 compared to 22.0% for the same branches during 2006.

Occupancy costs were $27.2 million during 2007, compared to $22.7 million in 2006, an increase of $4.5 million, or 19.8%. Occupancy costs as a percentage of revenues decreased from 13.2% in 2006 to 12.7% in 2007. During 2007, we recorded approximately $1.6 million in occupancy costs to reflect lease termination costs and other occupancy related costs in connection with the closure of 34 branches (the majority of which were consolidated into nearby branches), the termination of the de novo process on eight branches that never opened and the decision to close our Oregon branches,.

Branch Gross Profit

Branch gross profit increased by $16.4 million, or 34.0%, from $48.2 million in 2006 to $64.6 million in 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 28.0% in 2006 to 30.2% in 2007. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2006	2007
	(in thousands)
Comparable branches	$51,367	$62,423
Branches added in 2006	(1,760)	3,162
Branches added in 2007		(854)
Other (a)	(1,453)	(177)

Total	$48,154	$64,554

(a)	represents primarily closed branches

The gross margin for comparable branches in 2006 was 31.9% compared to 33.7% in 2007, with the improvements resulting from stronger results in the majority of states. The 95 branches added during 2006 reported a gross profit of $3.2 million, the majority of which was attributable to the 50 branches acquired in December 2006.

Regional and Corporate Expenses

Regional and corporate expenses increased $4.0 million, from $31.4 million for the year ended December 31, 2006 to $35.4 million for the year ended December 31, 2007. Together, regional and corporate expenses were approximately 18.3% of revenues in 2006 compared to 16.6% of revenues in 2007. Approximately 84.2% of regional and 55.9% of corporate expenses consisted of salaries and benefits during 2007. The higher level of expenses in 2007 is attributable to equity award compensation, salaries associated with a 5.5% increase in the average number of home office and regional personnel in 2007 compared to 2006 and a $750,000 increase in public education and awareness expenditures year-to-year.

Interest and Other Expenses

Net interest expense totaled $667,000 for the year ended December 31, 2007 compared to interest income of $317,000 in 2006. The net interest expense during 2007 reflects borrowings to fund operations and the special dividend. During 2006, we had net interest income due to certain investments of cash. Other expenses were higher during 2007 compared to 2006 as a result of $2.0 million in losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2007 was 39.3% compared to 39.8% in the prior year.

Results of Operations – 2006 Compared to 2005

Income from Continuing Operations

For the year ended December 31, 2006, income from continuing operations was $9.2 million compared to $6.3 million in 2005. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $172.3 million in 2006 compared to $152.9 million in 2005, an increase of $19.4 million or 12.7%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $1.1 billion through payday loans during 2006 compared to $985.2 million during the prior year. The average loan (including fee) totaled $363.42 in 2006 versus $361.79 in the prior year. Average fees received from customers per loan declined from $53.83 in 2005 to $53.08 in 2006 due to a decline in the fee rate as we expanded in states that have lower fee structures or as states have revised statutes or regulations to lower rates, partially offset by a higher average loan size. Our average fee rate for 2006 was $17.10 compared to $17.48 in 2005.

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

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2005	2006
	(in thousands)
Comparable branches	$139,702	$136,136
Branches added in 2005	9,203	30,186
Branches added in 2006		4,509
Other (a)	3,973	1,451

Total	$152,878	$172,282

(a)	represents primarily closed branches

Our revenues from comparable branches declined by $3.6 million, or 2.6%, from $139.7 million in 2005 to $136.1 million in 2006. This decline is primarily attributable to the $4.8 million revenue decrease experienced in our Illinois comparable branches due to the reduced fee and the restrictions that the legislation placed on the customer’s ability to borrow. The decline was greater than expected during the initial months after the change in regulations because our branches operated at a competitive disadvantage as we sought to strengthen relationships with state regulators in Illinois. In May 2006, we began to offer installment loans to our customers in Illinois. During 2006, revenue from installment loans in Illinois was approximately $2.7 million.

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

Our provision for losses for the year ended December 31, 2006 totaled $37.0 million, a 10.6% decline from 2005. Comparable branches totaled $27.4 million in loan losses for 2006 compared to $36.3 million in loan losses during 2005. Our loss ratio was 21.5% during 2006 versus 27.1% during 2005. In our comparable branches, the loss ratio was 20.1% during 2006 compared to 26.0% for the same branches during 2005. The favorable loss experience reflected reduced charge-offs as a result of the ongoing benefits of our loan origination-based verification procedures, as well as improved collections, partially due to the sale of older debt for approximately $900,000. Our collections as a percentage of charge-offs improved to 53.1% during 2006 versus 44.7% during 2005.

Occupancy costs were $22.7 million during 2006, compared to $19.1 million in 2005, an increase of $3.6 million, or 18.8%, due to the addition of branches during 2005. Occupancy costs as a percentage of revenues increased from 12.5% in 2005 to 13.2% in 2006, primarily due to the high number of branches at early stages in the branch lifecycles. Depreciation and amortization increased by $1.0 million due to depreciation associated with capital expenditures for de novo branches. Other expenses increased $2.0 million, primarily due to growth in branches and to a $1.4 million increase in advertising costs during 2006 versus 2005.

Branch Gross Profit

Branch gross profit increased by $11.3 million, or 30.6%, from $36.9 million in 2005 to $48.2 million in 2006. Branch gross margin, which is branch gross profit as a percentage of revenues, improved to 28.0% in 2006 compared to 24.1% in 2005. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2005	2006
	(in thousands)
Comparable branches	$46,908	$52,909
Branches added in 2005	(9,032)	(2,957)
Branches added in 2006		(1,872)
Other (a)	(961)	74

Total	$36,915	$48,154

(a)	2006 includes approximately $900,000 related to the sale of older debt.

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

Summarized financial information for discontinued operations is presented below:

Year Ended December 31, 2005
(in thousands)
Total revenues	$4,262
Provision for losses	910
Total branch expenses	5,132
Branch gross loss	(870)
Loss before income taxes	(1,556)
Benefit for income taxes	(612)
Loss from discontinued operations	$(944)

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

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cash flows provided by (used for):
Operating activities	$15,813	$12,064	$20,603
Investing activities	2,168	(21,625)	(6,826)
Financing activities	(2,867)	1,367	(13,078)

Net increase (decrease) in cash and cash equivalents	15,114	(8,194)	699
Cash and cash equivalents, beginning of year	16,526	31,640	23,446

Cash and cash equivalents, end of year	$31,640	$23,446	$24,145

Cash Flow Discussion

Net cash provided by operating activities was $15.8 million in 2005, $12.1 million in 2006 and $20.6 million in 2007. The increase in operating cash flows from 2006 to 2007 is primarily attributable to higher net income, plus certain non-cash charges associated with the branch closings during 2007. The decline in operating cash flows from 2005 to 2006 was primarily attributable to the 2005 tax benefits associated with the exercise of stock options, an allowance from the landlord for our corporate office for leasehold improvements during 2005 and a larger growth in receivables during 2006 compared to 2005, partially offset by higher net income in 2006.

Net cash used by investing activities for the year ended December 31, 2007, was $6.8 million, which primarily consisted of approximately $3.3 million for capital expenditures and approximately $3.6 million in acquisition costs. The capital expenditures included $482,000 to open de novo branches in 2007, $1.3 million for renovations to existing and acquired branches, $985,000 for technology and other furnishings at the corporate office, and approximately $544,000 for other expenditures. Net cash used by investing activities was $21.6 million in 2006, which consisted of the acquisition of ECA for approximately $16.3 million (net of cash acquired) and capital expenditures during the year of approximately $5.4 million. The capital expenditures primarily consisted of $1.8 million to open 46 de novo branches in 2006, $2.2 million for renovations to existing branches and $1.0 million tenant improvements, furnishings and technology for the corporate office. Net cash provided by investing activities was $2.2 million in 2005, which consisted of $28.0 million in proceeds from the sale of investments, partially offset by the purchase of investments of $4.0 million and capital expenditures of $21.0 million. The capital expenditures included $11.4 million to open 174 de novo branches in 2005, $4.2 million for renovations to existing and acquired branches, $4.0 million for tenant improvements (including cash received as an allowance from the landlord of our corporate headquarters for tenant improvements), furnishings and technology for the new corporate office space and $1.4 million for branches not yet open as of December 31, 2005 and other expenditures.

Net cash provided by (used for) financing activities was $(2.9) million in 2005, $1.4 million in 2006 and $(13.1) million in 2007. The use of cash for financing activities in 2007 primarily consisted of dividend payments to stockholders totaling $56.4 million (including the special dividend of $2.50 per share in December 2007), repayments of indebtedness under our credit facility totaling $31.8 million and share repurchases of approximately 1.3 million shares of our common stock for $18.2 million. These items were partially offset by proceeds received from borrowings totaling $50 million under a term loan (to fund the special dividend) and $40 million under our credit facility. The proceeds from the credit facility were used to fund operations during 2007. In addition, we also received $1.4 million in proceeds from the exercise of stock options by employees. The inflows in 2006 included $16.3 million in proceeds from borrowing on our credit facility in order to fund the acquisition of ECA, $1.2 million in excess tax benefits from stock-based payment arrangements and $826,000 in proceeds from the exercise of stock options by our employees. These items were substantially offset by the repurchase of 1.3 million shares of our common stock for $16.5 million. The use of cash for financing activities in 2005 consisted of the repurchase of our common stock totaling $3.7 million, partially offset by $842,000 in proceeds from the exercise of stock options by employees.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the year ending December 31, 2005, cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing our North Carolina operations. During 2006 and 2007, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. On December 7, 2007, we entered into an amended and restated credit agreement with a syndicate of banks, which provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008.

The amended credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization, non-cash equity charges and non-cash gains or losses on disposals of fixed assets), fixed charges, leverage, total indebtedness, current assets to consolidated indebtedness and maximum loss ratio. Our obligations under the amended credit agreement are guaranteed by all of our operating subsidiaries, and are secured by liens on substantially all of our personal property and the personal property of our operating subsidiaries. The lenders may accelerate our obligations under the amended credit agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The credit facility matures on December 6, 2012. In addition to scheduled repayments, the term loan contains mandatory prepayment provisions whereby we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year.

Borrowings under the credit agreement are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent (0.50%). LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon our leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA.

The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon our leverage ratio. The credit facility improves our flexibility with respect to managing working capital, growth and investment needs. The maximum amount available under the credit facility for future borrowings was $20.5 million at December 31, 2007.

On March 7, 2008, we entered into an amendment of our credit agreement, which modified the interest margin on the loans based on various leverage ratios, amended certain definitions and financial covenants and added a covenant regarding the minimum ratio of consolidated current assets to total consolidated debt. The amendment also reduced the accordion feature of the Credit Agreement to $25 million from $50 million. As a result, borrowings under the amended credit facility may be increased to a maximum of $120 million subject to the terms and conditions set forth therein.

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flows from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2008. Expected short-term uses of cash include funding of anticipated increases in payday loans, debt repayments, interest payments on outstanding debt, dividend payments, to the extent approved by the Board of Directors, financing of new branch expansion and acquisitions.

Our credit agreement requires us to maintain a fixed charge coverage ratio (computed in accordance with the credit agreement) of not less than 1.20 to 1.00 for the first three calendar quarters of 2008 and not less than 1.25 to 1.00 for the fourth calendar quarter of 2008. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our operating cash flow (as defined in the agreement) amount used in computing our fixed charge coverage ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2007. The future capital requirements include payments required for the initial non-cancelable term of our operating leases, any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising and indebtedness.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$36,170	$13,496	$17,294	$4,903	$477
Reasonably assured renewals of operating leases	81,310	922	10,526	20,215	49,647
Debt	74,500	28,500	11,000	35,000

Total	$191,980	$42,918	$38,820	$60,118	$50,124

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005, 2006 and 2007, we were able to achieve de novo unit branch growth of 46.9%, 8.6% and 3.3%, respectively. In addition, we acquired 10 branches in 2005, 51 branches in 2006 and 13 branches in 2007. We expect to open approximately 20 branches in 2008. We believe our current cash position, availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions in 2008.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2006 and 2007, we opened 66 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

For de novo branches opened during 2005 and 2006, loans receivable balances averaged approximately $58,287 at the end of the first year of operations. For branches opened in 2003, 2004 and 2005, loans receivable balances averaged approximately $91,774 at the end of the second year.

With respect to losses, a first-year branch will incur higher losses as a percentage of revenues than older branches because the new branch is establishing itself in the community and collecting information about the customer base. For example, for de novo branches opened during 2005 and 2006, branch loss ratios averaged approximately 44.4% after the first twelve months of operations.

We monitor the development of our new branches, particularly with respect to revenue growth, loss experience and gross profit. In evaluating the progress of our de novo branches opened in 2006 (average age of 16 months at December 31, 2007) and 2007 (average age of 7 months at December 31, 2007), the following items are of note:

With respect to our 2006 de novo branches –

•	After nine and twelve months of operations, average revenue was approximately $83,851 and $133,288, respectively.

•	After nine and twelve months of operations, the average loss ratio was 47.3% and 46.3%, respectively.

•	After nine and twelve months of operations, average branch gross losses totaled $74,700 and $78,736, respectively.

With respect to our 2007 de novo branches (for seven branches that had operations for at least nine months during 2007) –

•	After nine months of operations, average revenue was approximately $76,408.

•	After nine months of operations, the average loss ratio was 91.7%.

•	After nine months of operations, average branch gross losses totaled $122,375.

In general, the development of the 2005 through 2007 de novo branches is slower than the development of the de novo branches we opened in 2000 through 2004. For example, in averaging all of the de novo branches opened for the years 2000 through 2004, revenue after nine and twelve months totaled $116,309 and $183,667, respectively. The loss ratio for the 2000 through 2004 branches totaled 36.1% and 33.7% after nine and twelve months and branch gross losses were $29,616 and $15,208 after nine and twelve months, respectively.

The slower development of the 2005 through 2007 branches reflects a number of factors, including increased competition in the payday loan industry, our movement into lower fee states and more challenging loss environments in late 2005 (which we believe was partly attributable to higher energy prices and changes in bankruptcy laws) and the second half of 2007 (which we believe was partly attributable to the turmoil in the sub-prime lending, financial and economic markets).

The growth curve with respect to revenues for the newer branches continues to follow historical trends, such that revenues typically double between the fourth and sixth months of operations and double again between the sixth and ninth months of operations, and then increase an additional 50% by the end of the twelfth month of operations. In general, our newer branches are taking approximately four to six months longer to achieve historical average revenue levels and more than a year longer to achieve historical gross profit levels.

Concentration of Risk

Branches located in the states of Missouri, California, Arizona, South Carolina and Kansas represented approximately 24%, 13%, 8%, 7% and 5%, respectively, of total revenues for the year ended December 31, 2007. Branches located in the states of Missouri, Arizona, California, Kansas, Illinois, New Mexico, South Carolina and Virginia represented approximately 31%, 13%, 8%, 7%, 6%, 6%, 6% and 5%, respectively, of total branch gross profit for the year ended December 31, 2007. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt this statement as of the beginning of fiscal year 2008 and we are still assessing the potential impact of adoption on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on our consolidated financial statements for the year ended December 31, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have determined that this statement will not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning December 1, 2009. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We originate payday loans at all of our branches, except branches in Texas. For our locations in Texas, we began operating as a credit service organization (CSO), through one of our subsidiaries, in September 2005. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan. We are not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in our loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2006 and December 31, 2007, the consumers had total loans outstanding with the lender of approximately $2.2 million and $3.1 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $160,000 as of December 31, 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

We are potentially exposed to interest rate risk on our long-term debt. On December 7, 2007, we entered into an amended and restated credit agreement to replace our existing credit facility. The credit agreement, which includes a $50.0 million five-year term loan and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million, contains variable rate debt that accrues interest based on the type of loan. Borrowings under the term loan and the credit facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent (0.50%). LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon our leverage ratio. Given the balance of $74.5 million of variable rate debt at December 31, 2007, we are sensitive to fluctuations in interest rates. If prevailing interest rates were to increase 1% over the rates as of December 31, 2007, and the borrowings remained constant, our interest expense would have increased by $745,000 on an annualized basis.

We executed an interest rate swap agreement that will take effect on March 31, 2008. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, we will pay a fixed interest rate of 3.43% and receive interest at a rate equal to the three-month LIBOR.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in their report on page F-3 of this report.

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

Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages F-1 to F-35 of this report, are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

	By:	/s/ DON EARLY
Don Early
Chairman of the Board and Chief Executive Officer

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2008.

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
/s/ MURRAY A. INDICK
Murray A. Indick
Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 as of January 1, 2007. As discussed in Notes 2 and 12 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (SFAS 123R) effective January 1, 2006. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company has adopted Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (SAB 108) effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QC Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, QC Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 13, 2008

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,446	$24,145
Loans receivable, less allowance for losses of $2,982 at December 31, 2006 and $4,442 at December 31, 2007	66,018	72,903
Prepaid expenses and other current assets	3,028	3,290

Total current assets	92,492	100,338
Property and equipment, net	31,311	26,525
Goodwill	14,492	16,081
Other assets, net	4,652	6,636

Total assets	$142,947	$149,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$909	$1,321
Accrued expenses and other liabilities	3,233	4,245
Accrued compensation and benefits	5,668	6,653
Deferred revenue	4,558	5,277
Income taxes payable	531	769
Dividends payable	1,975
Debt due within one year	16,300	28,500
Deferred income taxes	1,742	766

Total current liabilities	34,916	47,531

Long-term debt		46,000
Deferred income taxes	2,645	989
Other non-current liabilities	598	2,834

Total liabilities	38,159	97,354

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 19,501,300 outstanding at December 31, 2006; 20,700,250 shares issued and 18,787,267 outstanding at December 31, 2007	207	207
Additional paid-in capital	70,227	67,446
Retained earnings	49,284	9,502
Treasury stock, at cost	(14,930)	(24,929)

Total stockholders’ equity	104,788	52,226

Total liabilities and stockholders’ equity	$142,947	$149,580

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues
Payday loan fees	$139,103	$152,354	$182,557
Other	13,775	19,928	31,027

Total revenues	152,878	172,282	213,584

Branch expenses
Salaries and benefits	38,073	44,027	47,046
Provision for losses	41,417	37,027	54,440
Occupancy	19,062	22,686	27,181
Depreciation and amortization	3,890	4,918	4,803
Other	13,521	15,470	15,560

Total branch expenses	115,963	124,128	149,030

Branch gross profit	36,915	48,154	64,554
Regional expenses	9,364	11,941	12,614
Corporate expenses	16,221	19,514	22,813
Depreciation and amortization	856	1,379	2,399
Interest expense (income), net	(476)	(317)	667
Other expense, net	715	338	2,001

Income from continuing operations before income taxes	10,235	15,299	24,060
Provision for income taxes	3,912	6,090	9,458

Income from continuing operations	6,323	9,209	14,602
Loss from discontinued operations, net of income tax	(944)

Net income	$5,379	$9,209	$14,602

Weighted average number of common shares outstanding:
Basic	20,508	19,981	19,283
Diluted	21,448	20,627	19,578

Earnings (loss) per share:
Basic
Continuing operations	$0.31	$0.46	$0.76
Discontinued operations	(0.05)

Net Income	$0.26	$0.46	$0.76

Diluted
Continuing operations	$0.29	$0.45	$0.75
Discontinued operations	(0.04)

Net Income	$0.25	$0.45	$0.75

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, January 1, 2005	20,371	$204	$69,417	$36,671	$—	$106,292
Net income				5,379		5,379
Common stock repurchases	(313)				(3,664)	(3,664)
Stock option exercises	375	3	303		536	842
Tax impact of stock-based compensation			1,867			1,867
Other, net			100			100

Balance, December 31, 2005	20,433	207	71,687	42,050	(3,128)	110,816
Net income				9,209		9,209
Common stock repurchases	(1,317)				(16,544)	(16,544)
Dividends to stockholders				(1,975)		(1,975)
Stock-based compensation expense			1,234			1,234
Stock option exercises	385		(3,916)		4,742	826
Tax impact of stock-based compensation			1,156			1,156
Other, net			66			66

Balance, December 31, 2006	19,501	207	70,227	49,284	(14,930)	104,788
Net income				14,602		14,602
Common stock repurchases	(1,344)				(18,213)	(18,213)
Dividends to stockholders				(54,384)		(54,384)
Issuance of restricted stock awards	37		(473)		473
Stock-based compensation expense			2,139			2,139
Stock option exercises	593		(6,333)		7,741	1,408
Tax impact of stock-based compensation			1,886			1,886

Balance, December 31, 2007	18,787	$207	$67,446	$9,502	$(24,929)	$52,226

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$5,379	$9,209	$14,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,373	6,297	7,202
Provision for losses	42,327	37,027	54,440
Deferred income taxes	(520)	133	(2,353)
Loss on disposal of property and equipment	739	338	2,079
Impairment of goodwill	662
Other, net	100	66
Lease incentive	976
Stock-based compensation		1,234	2,139
Stock option income tax benefits	1,867	(1,156)	(1,886)
Changes in operating assets and liabilities:
Loans receivable, net	(45,529)	(44,978)	(59,971)
Prepaid expenses and other assets	(934)	(233)	(251)
Other assets	(232)	135	(2,413)
Accounts payable	248	265	412
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	4,574	3,009	2,522
Income taxes	882	857	1,940
Other non-current liabilities	(99)	(139)	2,141

Net operating	15,813	12,064	20,603

Cash flows from investing activities:
Proceeds from sales of investments	28,000
Purchases of investments	(4,000)
Purchase of property and equipment	(20,996)	(5,430)	(3,259)
Proceeds from sale of property and equipment	70	108	74
Acquisition costs, net of cash acquired	(906)	(16,303)	(3,641)

Net investing	2,168	(21,625)	(6,826)

Cash flows from financing activities:
Borrowings under credit facility		16,300	40,000
Payments on credit facility			(31,800)
Proceeds from long-term debt			50,000
Dividends to stockholders			(56,359)
Repurchase of common stock	(3,664)	(16,544)	(18,213)
Exercise of stock options	842	826	1,408
Excess tax benefits from stock-based payment arrangements		1,156	1,886
Credit facility fees	(45)	(371)

Net financing	(2,867)	1,367	(13,078)

Cash and cash equivalents:
Net increase (decrease)	15,114	(8,194)	699
At beginning of year	16,526	31,640	23,446

At end of year	$31,640	$23,446	$24,145

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$1,017	$5,110	$9,873
Interest		309	815

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 23-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

As of December 31, 2007, the Company operated 596 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company purchased certain assets from an automotive retailer and finance company focused exclusively in the “buy-here/pay-here” segment of the used vehicle market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. As of December 31, 2007 the Company is operating one buy-here/pay-here dealership, which is located in Missouri.

In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result of the new regulation, the Company closed its eight branches in Oregon during the third quarter 2007. In addition, the Company closed 34 of its lower performing branches in various states during 2007 (the majority of which were consolidated into nearby branches) and the Company terminated the de novo process on eight branches that never opened. As a result, the Company recorded approximately $3.7 million in pre-tax charges for the year ended December 31, 2007, as a result of these closings. See additional information in Note 4.

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. The acquisition of ECA included 51 payday loan branches located in South Carolina.

Beginning in second quarter 2006, the Company began offering an installment loan product to customers in its Illinois branches. In September 2007, the Company began to offer installment loans to its customers in its New Mexico branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan is $30 per $100 borrowed per month. Currently, the maximum amount that the Company will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2006 and 2007 was approximately $539 and $526, respectively.

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

In February 2005, the Company entered into an agreement for marketing and servicing with a Delaware chartered-state bank with respect to short-term consumer loans to be made by the bank in Texas. On September 14, 2005, the Company ceased serving as a marketing and servicing provider for new loans made by the bank. On that same day, the Company, through QC Financial Services of Texas, Inc., began operating as a credit services organization (CSO) in its Texas branches. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. See additional information in Note 8.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. The Consolidated Statements of Income for the year ended December 31, 2005 includes the reclassification of credit service fees from payday loan fees to other revenues.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale. The Company recognizes revenue on the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where the Company finances the vehicles, the interest is recognized over the term of the loan which is generally 2.5 years, based on the principal outstanding at the time.

The components of “Other” revenues as reported in the statements of income are as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Installment loan fees	$—	$2,679	$10,127
Credit service fees	476	3,602	7,433
Check cashing fees	6,170	6,634	6,282
Title loan fees	4,478	4,756	4,243
Other fees	2,651	2,257	2,942

Total	$13,775	$19,928	$31,027

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2006 and 2007.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2007, the Company currently has an inventory of used vehicles totaling $287,000 and management has determined that a valuation allowance is not necessary.

Investments. From time to time, the Company has invested a portion of its excess cash in auction rate securities. Due to the short-term nature of the securities, the Company does not take possession of the securities, which are instead held by third-party financial institutions. Because the legal maturity of the auction rate securities is greater than one year, the securities ordinarily should not be classified as cash equivalents, rather as investments pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006 and December 31, 2007, the Company did not have any investments in auction rate securities.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2005	2006	2007
Average amount of cash provided to customer	$307.96	$310.34	$313.15
Average fee received by the Company	$53.83	$53.08	$52.85
Average term of loan (days)	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the years ended December 31, 2006 and December 31, 2007, the Company received approximately $900,000 and $2.1 million, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. The Company aggregates payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans are included with payday loans and title loans based on the expectation that the loss experience for installment loans will be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, the company intends to begin calculating a separate component of the allowance for installment loans. The allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The methodology for estimating the allowance for loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday, installment and title loan losses to total payday, installment and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday, installment and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2007, the Company determined that no qualitative adjustment to the allowance for loan losses was necessary. As of

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

December 31, 2006, the Company recorded a qualitative adjustment of $315,000 to increase the allowance for loan losses as a result of higher than expected loss experience during January 2007 for loans that were outstanding as of December 31, 2006.

Based on the calculation discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses.

The following table summarizes the activity in the allowance for loan losses and the provision for losses:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Allowance for Loan Losses
Balance, beginning of year	$1,520	$1,705	$2,982
Adjustment to provision for losses based on evaluation of outstanding receivables at year end (a)	185	1,277	1,460

Balance, end of year	$1,705	$2,982	$4,442

Provision for Losses
Charged-off to expense	$74,237	$76,232	$101,442
Recoveries	(33,195)	(40,472)	(48,522)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation at year end (a)	375	1,267	1,520

Total provision for losses	$41,417	$37,027	$54,440

(a)	Amounts differ in 2005 due to the exclusion of the North Carolina operations (see Note 4) in the provision for losses table and differ in 2005, 2006 and 2007 due to the inclusion of changes in the credit services organization liability (see Note 8) in the provision for losses table.

Branch Expenses. The direct costs incurred in operating the Company’s branches have been classified as branch expenses. Branch operating expenses include salaries and benefits of branch employees, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored car and security costs, and other costs incurred by the branches. The provision for losses is also a component of branch expenses.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $3.4 million, $5.6 million and $5.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired branches using purchase accounting. Intangible assets, which are included in other assets, consist of customer relationships, non-compete agreements, trade names, debt issuance costs and other assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. No goodwill impairment was recognized during 2006 and 2007. In connection with the closing of the branches in North Carolina, the Company recorded an impairment of goodwill totaling $662,000 during 2005. See additional information in Note 4.

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

Earnings per Share. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. See additional information in Note 11.

Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment effective January 1, 2006. The adoption of this statement requires the Company to recognize in its financial statements, compensation cost relating to share-based payment transactions. Under the provisions of SFAS 123R, the stock-based compensation expense is recognized as expense over the vesting period. See additional information in Note 12.

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 1.2 million and 1.9 million shares of common stock held in treasury at December 31, 2006 and 2007, respectively.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its financial instruments, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 7). Given the proximity of the issuance to December 31, 2007, the carrying value of the term loan approximates the fair value.

Quantifying Misstatements. In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 as of December 31, 2006. SAB 108 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2006 and 2007.

NOTE 3 – ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal year 2008 and it is still assessing the potential impact of adoption on its consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has determined that this statement will not have a material impact on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning December 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

NOTE 4 – SIGNIFICANT BUSINESS TRANSACTIONS

Recapitalization of balance sheet – In December 2007, the Company completed a $95 million recapitalization of its balance sheet designed to return immediate value to its stockholders while preserving financial flexibility to support the Company’s strategic growth plan. The Company restated and amended its prior credit facility to provide borrowing capacity of $95 million through a $50 million term loan and a $45 million revolving credit facility. The maximum borrowings under the overall credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008 (see Note 16).

Special dividend. Concurrent with the recapitalization of the balance sheet, the Company’s board of directors approved a $2.50 per share special cash dividend that was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. The Company utilized the $50 million term loan to fund the special cash dividend and related transaction costs.

Closure of branches. During third quarter 2007, the Company closed all its branches in Oregon due to a new law that went into effect on July 1, 2007 that effectively precludes payday loans. As a result, the Company recorded approximately $517,000 in pre-tax charges during second quarter 2007 associated with these closings. The charges included a $373,000 loss for the disposition of fixed assets, $102,000 for lease terminations and other related occupancy costs, $31,000 in severance and benefit costs and $11,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as an other expense, the costs associated with the lease terminations are included in occupancy costs and the other costs of $11,000 are included in other branch expenses.

During 2007, the Company closed 34 of its lower performing branches in various states (the majority of which were consolidated into nearby branches) and terminated the de novo process on eight branches that never opened. As a result, the Company recorded approximately $3.2 million in pre-tax charges during 2007 as a result of these closings. The charges recorded included $1.6 million loss for the disposition of fixed assets, $1.6 million for lease terminations and other related occupancy costs and $45,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported in other expenses, the costs associated with the lease terminations are occupancy costs and the other costs of $45,000 are included in other branch expenses.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Summarized financial information for the closed branches is presented below:

	Year Ended December 31,
	2006	2007
	(in thousands)
Revenues	$5,394	$1,818
Provision for losses	1,296	449
Total branch expenses	6,920	3,621
Branch gross loss	$(1,526)	$(1,803)

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of December 31, 2007 (in thousands).

	Balance at December 31, 2006	Additions	Reductions	Balance at December 31, 2007
Lease and related occupancy costs	$—	$1,681	$(1,330)	$351
Severance		31	(31)
Other		56	(56)

Total	$—	$1,768	$(1,417)	$351

As of December 31, 2007, the balance of $351,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Acquisitions. As part of its efforts to increase market share, the Company acquired 13 branches and certain assets during 2007 for a total of $3.3 million, which included net book value of depreciable assets of approximately $204,000, loans receivable of approximately $1.4 million, and the assumption of $200,000 in liabilities for branches not yet opened. In connection with an acquisition of eight branches in Missouri, the Company closed six of the branches acquired and transferred the receivable balances to existing locations. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this amount, the Company allocated $1.3 million to goodwill, $388,000 to customer relationships and $206,000 to non-compete agreements. The purchase price allocations with respect to these acquisitions have been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

On September 24, 2007, QC Auto Services, Inc. purchased certain assets from Hart Family Motors, Inc., an automotive retailer and related finance company focused exclusively on the “buy-here/pay-here” segment of the used vehicle market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. The purchase price was $375,000, which included net book value of depreciable assets of $50,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $325,000, which was allocated to goodwill. The purchase price allocation with respect to this acquisition has been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA). The results of ECA’s operations have been included in the consolidated financial statements since that date. ECA currently operates 50 payday loan branches in South Carolina. As a result of the acquisition, the Company established a significant presence in South Carolina. The aggregate purchase price was $16.3 million, net of cash acquired. The acquisition was funded with a draw on the Company’s revolving credit facility, which was repaid during first quarter 2007. The results of operations for the acquired ECA branches have been included in the consolidated financial statements since the date of acquisition.

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

Discontinued operations. In October and November of 2005, the Company closed all 19 branches in North Carolina. The Company’s decision to close its North Carolina branches reflected the difficult operating environment in North Carolina associated with the Company’s role as a marketer and service provider for a lending bank that was offering payday cash advances in compliance with the revised Payday Lending Guidelines issued by the FDIC in March 2005. Prior to September 30, 2005, a third-party financial institution offered payday loans in the Company’s North Carolina branches. The Company entered into the arrangement with the Delaware state-chartered bank in April 2003. Under the terms of the agreement, the Company marketed and serviced the bank’s loans in North Carolina and the bank sold to the Company a pro rata participation in loans that were made to its borrowers. The terms of the loans were generally similar to those of the Company’s own loans, though the bank had sole discretion regarding the terms of its loans. In connection with the closing of the North Carolina branches, the Company terminated its agreement with the bank. As a result of the North Carolina closings, the Company recorded approximately $1.7 million in pre-tax charges during 2005. The charges recorded included $662,000 for the impairment of goodwill, $185,000 in severance and benefit costs, $540,000 in accelerated depreciation, $100,000 in loan losses, $83,000 for lease terminations and $79,000 for other costs including storage, moving and cleaning costs.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Summarized financial information for discontinued operations is presented below:

Year Ended December 31, 2005
(in thousands)
Total revenues	$4,262
Provision for losses	910
Total branch expenses	5,132
Branch gross loss	(870)
Loss before income taxes	(1,556)
Benefit from income taxes	(612)
Loss from discontinued operations	$(944)

In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the year ending December 31, 2005 cash flows used by discontinued operations were $1.0 million, which primarily consisted of the expenditures associated with closing the Company’s North Carolina operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2007
	(in thousands)
Buildings	$2,540	$2,540
Leasehold improvements	21,767	20,898
Furniture and equipment	22,124	23,216
Vehicles	772	865

	47,203	47,519
Less: Accumulated depreciation and amortization	(15,892)	(20,994)

Total	$31,311	$26,525

In April 2006, the Company purchased a building in St. Louis, Missouri for approximately $400,000. The building is currently being used as a branch location that offers the Company’s various financial services.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2006, the balance of the deferred rent liability was approximately $737,000, which consisted of $598,000 classified as a non-current liability. As of December 31, 2007, the balance of the deferred rent liability was approximately $598,000, which consisted of $459,000 classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $4.6 million, $6.1 million and $6.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007:

	December 31,
	2006	2007
	(in thousands)
Balance at beginning of year	$7,265	$14,492
Acquisitions	7,227	1,589

Balance at end of year	$14,492	$16,081

The Company completed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2006 and 2007.

Intangible Assets. The following table summarizes intangible assets:

	December 31,
	2006	2007
	(in thousands)
Amortized intangible assets:
Customer lists	$1,915	$2,303
Non-compete agreements	705	907
Debt issue costs	416	2,334
Other	15	15

	3,051	5,559
Non-amortized intangible assets
Trade names	600	600

Gross carrying amount	$3,651	$6,159
Less: Accumulated amortization	(208)	(1,238)

Net intangible assets	$3,443	$4,921

Intangible assets at December 31, 2007 primarily included customer lists, non-compete agreements, trade names and debt financing costs. Customer lists are amortized using the straight-line method over the useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization, but is reviewed annually for impairment or if factors indicate. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. During 2007, the Company incurred approximately $1.9 million in debt issue costs associated with the amendment of its credit agreement (as discussed in Note 7). Amortization expense for the years ended December 31, 2005, 2006 and 2007 was $16,000, $182,000 and $1.0 million, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2007 is estimated to be $1.1 million for each of the years 2008, 2009 and 2010, $587,000 for 2011 and $328,000 for 2012.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 7 – INDEBTEDNESS

The following table summarizes long-term debt at December 31, 2006 and 2007:

	December 31,
	2006		2007
	(in thousands)
Term loan	$		$50,000
Revolving credit facility		16,300	24,500

Total debt		16,300	74,500
Less: debt due within one year		(16,300)	(28,500)

Long-term debt	$		$46,000

On December 7, 2007, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the amended credit facility may be increased to $145.0 million pursuant to bank approval and subject to terms and conditions set forth therein.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including, without limitation, all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus one-half of one percent (0.50%). LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, total indebtedness, and maximum loss ratio. The credit facility expires on December 6, 2012. As of December 31, 2007, the Company had $24.5 million outstanding under the credit facility, which is classified as a current liability on the consolidated balance sheet due to the short-term nature of the loan term. The weighted average interest rate on short-term borrowings was 6.96% during 2007.

In addition to scheduled repayments, as noted in the table below, the term loan contains mandatory prepayment provisions whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes future principal payments of indebtedness at December 31, 2007:

December 31, 2007
(in thousands)
2008	$28,500
2009	5,000
2010	6,000
2011	7,000
2012	28,000

Total	$74,500

The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under the credit facility (see Note 16).

NOTE 8 – CREDIT SERVICES ORGANIZATION

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2006 and December 31, 2007, the consumers had total loans outstanding with the lender of approximately $2.2 million and $3.1 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2006 and $160,000 as of December 31, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Current:
Federal	$4,510	$5,241	$10,397
State	430	716	1,414

Total Current	4,940	5,957	11,811

Deferred:
Federal	(896)	115	(2,022)
State	(132)	18	(331)

Total Deferred	(1,028)	133	(2,353)

Total provision for income taxes	$3,912	$6,090	$9,458

The sources of deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2006	2007
	(in thousands)
Deferred tax assets related to:
Allowance for loan losses	$4,654	$6,416
Accrued rent	118	902
Accrued vacation	289	469
Stock based compensation	480	1,080
Unused state tax credits	285	430
Deferred compensation		279
Other	493	690

Gross deferred tax assets	6,319	10,266

Deferred tax liabilities related to:
Property and equipment	(2,522)	(2,233)
Loans receivable, tax value	(6,619)	(8,019)
Goodwill	(755)	(976)
Prepaid assets	(525)	(363)

Gross deferred tax liabilities	(10,421)	(11,591)
Valuation allowance	(285)	(430)

Net deferred tax (liabilities)	$(4,387)	$(1,755)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2006 and 2007, the Company has state tax credit carryforwards of approximately $439,000 and $662,000, respectively. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2006 and 2007 is approximately $285,000 and $430,000, respectively. The Company’s ability to utilize a significant portion of the state tax credit carryforwards is dependent on its ability to meet certain criteria imposed by the state not only for the year in which the credit is generated, but also for all subsequent years in which any portion of the credit is utilized. In addition, the credits can only be utilized against the tax liabilities of specific subsidiaries in those states. Under these circumstances, management believes that it is not more likely than not that the benefit of these credits will be fully realized and, accordingly, a valuation allowance in the amount of $285,000 and $430,000 has been established at December 31, 2006 and 2007, respectively.

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Income tax expense using the statutory federal rate in effect	$3,582	$5,355	$8,421
Tax effect of:
State and local income taxes, net of federal benefit	194	477	704
Other	136	258	333

Total provision for income taxes	$3,912	$6,090	$9,458

Effective tax rate	38.2%	39.8%	39.3%
Statutory federal tax rate	35.0%	35.0%	35.0%

On January 1, 2007, the Company adopted the provisions of FIN 48. Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2006 and December 31, 2007, the accrued liability for unrecognized tax benefits was approximately $150,000 and $94,000, respectively.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

December 31, 2007
(in thousands)
Balance at beginning of year	$150
Settlements	(56)

Balance at end of year	$94

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The $94,000 of unrecognized tax benefits at December 31, 2007, which if ultimately recognized, will reduce the Company’s annual effective tax rate. During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material in 2005, 2006 or 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2004, 2005 and 2006 federal income tax returns are the only open tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $356,000, $446,000 and $448,000 during 2005, 2006 and 2007, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees. The plan permits participants to defer a portion of their compensation until termination of their employment, at which time payment of deferred amounts is made in a lump sum or annual installments. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were approximately $198,000 for the year ended December 31, 2007. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $737,000 at December 31, 2007 with a corresponding asset included in Other Assets (non-current).

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 11 – STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2005	2006	2007
	(in thousands, except per share data)
Net income from continuing operations	$6,323	$9,209	$14,602
Loss from discontinued operations available to common stockholders	(944)

Income available to common stockholders	$5,379	$9,209	$14,602

Weighted average basic common shares outstanding	20,508	19,981	19,283
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	940	646	295

Weighted average diluted common shares outstanding	21,448	20,627	19,578

Earnings (loss) per share
Basic
Continuing operations	$0.31	$0.46	$0.76
Discontinued operations	(0.05)

Net income	$0.26	$0.46	$0.76

Diluted
Continuing operations	$0.29	$0.45	$0.75
Discontinued operations	(0.04)

Net income	$0.25	$0.45	$0.75

The Company had approximately 19.5 million and 18.8 million shares outstanding at December 31, 2006 and 2007, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 138,688 and unvested performance-based shares totaling 42,000 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the year ended December 31, 2007. Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculations because they were anti-dilutive totaled approximately 624,000, 1.0 million and 754,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $40 million of its common stock in the open market and/or through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. Under the announced stock repurchase program, the Company expended $3.7 million for approximately 313,400 shares, $16.5 million for approximately 1.3 million shares, and $18.2 million for approximately 1.3 million shares during the years ended December 31, 2005, 2006, and 2007, respectively. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. As of December 31, 2007, the Company had approximately $1.7 million that may yet be purchased under the current program.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Dividends. For the year ended December 31, 2007, the Company paid $56.4 million in dividends to its stockholders, of which approximately $2.0 million was accrued as a payable at December 31, 2006. In December 2007, the Company’s board of directors approved a special cash dividend of $2.50 per share in conjunction with the recapitalization of the Company’s balance sheet. The special dividend totaled $48.5 million and was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. In addition, the Company paid other dividends during 2007 at a rate of $0.10 per share in each quarter.

NOTE 12 – STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2007, the Company’s stock-based compensation plans include the 1999 Stock Option Plan (1999 Plan), the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a current officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was 3.0 million shares. As of December 31, 2007, there are approximately 587,000 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. During 2005, 2006 and 2007, the Company has issued a combination of stock options (non-qualified), restricted stock and performance-based shares to its employees as part of the Company’s long-term equity incentive compensation program.

In accordance with the Company’s stock-based compensation plans, the exercise price of a stock option is equal to the market price of the stock on the date of the grant and the option awards typically vest over four years in 25% increments on the first, second, third and fourth anniversaries of the grant date. Generally, options granted will expire 10 years from the date of grant.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
	(in thousands)
Employee stock-based compensation:
Stock options	$795	$795
Restricted stock awards	177	541
Performance-based shares	26	603

	998	1,939
Non-employee director stock-based compensation:
Stock options	236
Restricted stock awards		200

Total stock-based compensation	$1,234	$2,139

The following table sets forth the impact on the Company’s financial results due to the adoption of SFAS 123R for the years ended December 31, 2006 and 2007 (in thousands, except per share data):

	Year Ended December 31,
	2006	2007
Income from continuing operations before income taxes	$1,234	$2,139
Income from continuing operations	$743	$1,298
Net income	$743	$1,298

Basic earning per common share	$0.04	$0.07
Diluted earnings per common share	$0.04	$0.07

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash inflows with a corresponding reduction of operating cash flows. In connection with the exercise of stock options by employees and the vesting of restricted stock, the Company recorded excess tax benefits of approximately $1.2 million and $1.9 million during the years ending December 31, 2006 and 2007, respectively.

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

The Company’s reported net income for the year ended December 31, 2005 does not include any stock-based employee compensation expense because all stock options granted under the Company’s equity compensation plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If the Company had applied the fair value provisions set forth in SFAS 123 to stock option grants to employees, compensation expense would have been higher than is reported in the consolidated financial statements by approximately $7.1 million for the year ended December 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the year ended December 31, 2005 (in thousands, except per share date):

Year Ended December 31, 2005
Net income as reported	$5,379
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits (a)	(5,269)

Pro forma net income available to common stockholders	$110

Basic earnings per share
As reported	$0.26
Pro forma	$0.01

Diluted earnings per share
As reported	$0.25
Pro forma	$0.01

(a)	The pro forma computation assumes that the Company does not receive a tax benefit upon exercise for any incentive stock options granted to its employees.

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company recorded compensation expense of approximately $100,000 and $66,000 for the years ended December 31, 2005 and 2006, respectively, related to these non-employee option grants in the consolidated financial statements. These stock options vested 100% in September 2006 and as a result, no additional compensation expense is required.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Stock Options. In December 2007, the Company recapitalized its balance sheet and the Company’s board of directors approved a special dividend of $2.50 per share that was paid on December 27, 2007. In accordance with the anti-dilution provisions in the Company’s long-term incentive stock plans, the number and exercise price of all stock options outstanding at the time of the special cash dividend were proportionately adjusted for 94 employees, five non-employee directors and one former director to maintain the aggregate fair value before and after the special cash dividend. Pursuant to SFAS 123R, these adjustments were accounted for as modifications as a result of an equity restructuring. Based on the anti-dilution provisions in the long-term incentive plans, the Company did not record any additional compensation expense for the adjustment to the number and exercise price of the outstanding options.

The Company did not grant any stock options during 2007. In 2006, the Company granted 675,000 stock options to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 47,500 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.4 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company did not pay dividends prior to the grant of these stock options. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of December 31, 2007, there were $1.8 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of two years.

The weighted-average grant date fair value of options granted during the years 2005 and 2006 was $8.82, and $5.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $5.1 million, $4.3 million and $7.2 million, respectively.

The grant date fair value of options granted in 2005 and 2006 were calculated using a Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2005	2006
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.79% to 4.21%	4.31% to 4.89%
Expected volatility	41.85% to 60.94%	31.09% to 38.56%
Expected life (in years)	6.00	6.25

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of nonvested stock option activity and related information for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2007	627,500	$5.34
Granted
Vested	(156,875)	5.34
Stock option adjustment (a)	120,942	4.25
Forfeited

Nonvested balance, December 31, 2007	591,567	$4.25

(a)	Represents the adjustment to nonvested options due to the special dividend as discussed above.

The total fair value of options vested during 2007 was approximately $838,000.

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	2,541,000	$10.32
Granted
Exercised	(592,786)	2.38
Stock option adjustment (a)	498,196	10.12
Forfeited	(9,500)	16.68

Outstanding, December 31, 2007	2,436,910	$10.12	6.9	$4,736

Exercisable, December 31, 2007	1,845,343	$10.32	6.5	$3,691

(a)	Represents the adjustment to nonvested options due to the special dividend as discussed above.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes information about options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1 to $5	341,540	4.3	$1.92	341,540	$1.92
$5 to $10	839,038	8.0	9.47	247,471	9.44
$10 to $15	1,193,482	6.8	12.66	1,193,482	12.66
$15 to $20	62,850	7.0	15.07	62,850	15.07

	2,436,910	6.9	$10.12	1,845,343	$10.32

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2007 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2007	98,765	$13.24
Granted	84,474	15.69
Vested	(37,172)	14.15
Forfeited	(7,379)	13.66

Nonvested balance, December 31, 2007	138,688	$14.46

During 2007, the Company granted 84,474 shares of restricted stock to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 71,974 shares to employees that vest equally over four years and 12,500 shares to non-employee directors that vested immediately upon grant. The Company estimated that the fair market value of these restricted grants totaled $1.3 million.

As of December 31, 2007, there was $1.5 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 2.5 years.

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards is based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. The Company recognized approximately $26,000 and $603,000 in stock-based compensation expense related to these grants for the years ended December 31, 2006 and 2007, respectively. The performance-based shares were fully amortized as of December 31, 2007. During first quarter 2008, the performance shares vested based upon the certification of the Company’s financial results by the Company’s board of directors.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of all performance-based share awards activity under the equity compensation plans for the year ended December 31, 2007 is as follows:

	Performance- Based Shares	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2007	42,000	$14.98
Granted
Vested
Forfeited

Nonvested balance, December 31, 2007	42,000	$14.98

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The following table summarizes the future minimum lease payments as of December 31, 2007. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising.

	Non- Cancelable	Reasonably Assured Renewals	Total
	(in thousands)
2008	$13,496	$922	$14,418
2009	10,513	3,554	14,067
2010	6,781	6,972	13,753
2011	3,335	9,752	13,087
2012	1,568	10,463	12,031
Thereafter	477	49,647	50,124

Total	$36,170	$81,310	$117,480

Rental expense was $10.6 million, $13.9 million and $17.1 million during the years ended December 31, 2005, 2006 and 2007, respectively.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but has moved to compel arbitration of this matter. Plaintiff has secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In February 2008, we appealed the portion of the court’s order striking the class action waiver provision in the arbitration agreement with our customer.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, have appealed that ruling. The judge handling the lawsuit against the Company in North Carolina is the same judge who issued these three orders in December 2005. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the outcome of the appeal in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that appeal. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases, although it is unknown when the court will issue its ruling.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 14 – CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 24 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina and Kansas represented approximately 24%, 13%, 8%, 7%, and 5%, respectively, of total revenues for the year ended December 31, 2007. Company branches located in the states of Missouri, Arizona, California, Kansas, Illinois, New Mexico, South Carolina and Virginia represented approximately 31%, 13%, 8%, 7%, 6%, 6%, 6% and 5%, respectively, of total branch gross profit for the year ended December 31, 2007. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

NOTE 15 – SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2007
Total revenues	$48,519	$51,244	$56,548	$57,273	$213,584
Branch gross profit	17,202	14,774	16,510	16,068	64,554
Income from continuing operations before taxes	5,628	5,428	7,087	5,917	24,060
Net income	3,382	3,269	4,283	3,668	14,602

Earnings per share (a):
Basic	$0.17	$0.17	$0.22	$0.19	$0.76

Diluted	$0.17	$0.16	$0.22	$0.19	$0.75

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2006
Total revenues	$38,432	$39,767	$45,346	$48,737	$172,282
Branch gross profit	12,334	9,163	11,756	14,901	48,154
Income from continuing operations before taxes	4,127	553	4,219	6,400	15,299
Net income	2,493	296	2,531	3,889	9,209

Earnings per share (a):
Basic	$0.12	$0.01	$0.13	$0.20	$0.46

Diluted	$0.12	$0.01	$0.12	$0.19	$0.45

(a)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of quarterly earnings per share do not equal the total computed for the year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE 16 – SUBSEQUENT EVENTS

Equity Compensation Grants. During first quarter 2008, the Company granted approximately 161,672 restricted shares to various employees and directors under the 2004 Plan. The total fair market value of the restricted shares under these grants was approximately $1.6 million. The 140,512 restricted shares granted to employees vest equally over four years and had a fair market value on the date of grant of $1.4 million. The 21,160 shares granted to the directors vested immediately upon the date of grant and had a fair market value of approximately $216,000. In addition, the Company granted 235,700 stock options to certain employees that vest equally over four years and had a fair market value on the date of grant of approximately $1.1 million. The Company expects the issuance of the restricted stock and stock options during first quarter of 2008 will result in an increase in compensation expense of approximately $782,000 (net of estimated forfeitures) for the year ended December 31, 2008

Interest Rate Swap Agreement. The Company entered into an interest rate swap agreement that will take effect on March 31, 2008. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company will pay a fixed interest rate of 3.43% and receive interest at a rate of LIBOR.

Stock Repurchase Program. In March 2008, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $60 million and extended the program through June 30, 2009.

Amendment of Credit Agreement. On March 7, 2008, the Company entered into an amendment of its credit agreement, which modified the interest margin on the loans based on various leverage ratios, amended certain definitions and financial covenants and added a covenant regarding the minimum ratio of consolidated current assets to total consolidated debt. The amendment also reduced the accordion feature of the credit agreement to $25 million from $50 million. As a result, borrowings under the amended credit facility may be increased to a maximum of $120 million subject to the terms and conditions set forth therein.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.5	Stock Option Agreement with Robert L. Albin dated September 1, 2002. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.6	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.7	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.8	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.9	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

10.10	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

10.11	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

Exhibit No.	Description of Document
10.12	Amended and Restated Credit Agreement dated as of December 7, 2007, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.13	First Amendment Agreement dated as of March 7, 2008, between QC Holdings, Inc. as Borrower, U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

10.14	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.17	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.18	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.19	Securities Purchase Agreement between Express Check Advance LLC and QC Financial Services, Inc., dated as of December 1, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006.

10.20	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.21	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

Exhibit No.	Description of Document
10.22	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.23	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.24	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.25	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.