Form 10-Q
period 2008-03-31
QC Holdings, Inc.
filed 2008-05-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2008:

Common Stock $0.01 per share par value – 17,783,761 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2008

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year 2008.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2007	March 31, 2008
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,145	$14,377
Loans receivable, less allowance for losses of $4,442 at December 31, 2007 and $2,767 at March 31, 2008	72,903	60,816
Prepaid expenses and other current assets	3,290	3,613

Total current assets	100,338	78,806
Property and equipment, net	26,525	25,509
Goodwill	16,081	16,144
Other assets, net	6,636	6,628

Total assets	$149,580	$127,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,321	$1,403
Accrued expenses and other liabilities	4,245	7,811
Accrued compensation and benefits	6,653	3,704
Deferred revenue	5,277	4,092
Income taxes payable	769	3,713
Debt due within one year	28,500	7,750
Deferred income taxes	766

Total current liabilities	47,531	28,473

Long-term debt	46,000	44,750
Deferred income taxes	989	900
Other non-current liabilities	2,834	3,309

Total liabilities	97,354	77,432

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 18,787,267 outstanding at December 31, 2007; 20,700,250 shares issued and 17,828,956 outstanding at March 31, 2008	207	207
Additional paid-in capital	67,446	66,796
Retained earnings	9,502	14,896
Treasury stock, at cost	(24,929)	(32,244)

Total stockholders’ equity	52,226	49,655

Total liabilities and stockholders’ equity	$149,580	$127,087

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2008

Revenues
Payday loan fees	$41,580	$43,567
Other	6,939	10,877

Total revenues	48,519	54,444

Branch expenses
Salaries and benefits	11,877	12,023
Provision for losses	6,475	9,143
Occupancy	7,916	6,656
Depreciation and amortization	1,227	1,153
Other	3,822	4,271

Total branch expenses	31,317	33,246

Branch gross profit	17,202	21,198

Regional expenses	3,006	3,443
Corporate expenses	6,415	6,905
Depreciation and amortization	496	675
Interest expense, net	115	1,209
Other expense, net	1,542	78

Income before taxes	5,628	8,888
Provision for income taxes	2,246	3,494

Net income	$3,382	$5,394

Weighted average number of common shares outstanding:
Basic	19,539	18,721
Diluted	20,153	18,914

Earnings per share:
Basic	$0.17	$0.29
Diluted	$0.17	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities
Net income	$3,382	$5,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,723	1,828
Provision for losses	6,475	9,143
Deferred income taxes	(1,492)	(1,040)
Loss on disposal of property and equipment	1,542	78
Stock-based compensation	679	681
Stock option income tax benefits	(353)	122
Changes in operating assets and liabilities:
Loans receivable, net	5,945	3,015
Prepaid expenses and other assets	(547)	(138)
Other assets	72	(245)
Accounts payable	(42)	82
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(333)	(568)
Income taxes	2,944	2,822
Other non-current liabilities	(35)	475

Net operating	19,960	21,649

Cash flows from investing activities
Purchase of property and equipment	(929)	(571)
Proceeds from sale of property and equipment	10	5
Acquisition costs, net	(197)	(205)

Net investing	(1,116)	(771)

Cash flows from financing activities
Repayments under credit facility	(16,300)	(24,500)
Repayments of long-term debt		(1,000)
Borrowings under credit facility		3,500
Dividends to stockholders	(1,975)
Repurchase of common stock	(1,577)	(8,524)
Exercise of stock options	231
Excess tax benefits from stock-based payment arrangements	353	(122)

Net financing	(19,268)	(30,646)

Cash and cash equivalents
Net decrease	(424)	(9,768)
At beginning of year	23,446	24,145

At end of period	$23,022	$14,377

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$279	$1,381
Income taxes	795	1,712

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance, December 31, 2006	19,501,300	$207	$70,227	$49,284	$(14,930)	$104,788
Net income				14,602		14,602
Common stock repurchases	(1,343,991)				(18,213)	(18,213)
Dividends to stockholders				(54,384)		(54,384)
Issuance of restricted stock awards	37,172		(473)		473	—
Stock-based compensation expense			2,139			2,139
Stock option exercises	592,786		(6,333)		7,741	1,408
Tax impact of stock-based compensation			1,886			1,886

Balance, December 31, 2007	18,787,267	207	67,446	9,502	(24,929)	52,226
Net income				5,394		5,394
Common stock repurchases	(1,051,200)				(8,524)	(8,524)
Issuance of restricted stock awards	92,889		(1,209)		1,209	—
Stock-based compensation expense			681			681
Tax impact of stock-based compensation			(122)			(122)

Balance, March 31, 2008 (Unaudited)	17,828,956	$207	$66,796	$14,896	$(32,244)	$49,655

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business. The accompanying unaudited interim consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc., (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2008, the Company operated 597 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company operates one location in Missouri that is focused exclusively on buy-here, pay-here segment of the used automobile markets. This location sells used vehicles and earns finance charges from the related vehicle financing contracts.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2007 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2007 and March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2007 and 2008, in conformity with GAAP.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

Note 2 – Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no impact on its consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 with no impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is the Company’s fiscal year beginning January 1, 2009. The Company has not yet completed an assessment of the impact of SFAS 161.

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

	Three Months Ended March 31,
	2007	2008
Net income	$3,382	$5,394

Weighted average shares outstanding:
Weighted average basic common shares outstanding	19,539	18,721
Dilutive effect of stock options and unvested restricted stock	614	193

Weighted average diluted common shares outstanding	20,153	18,914

Basic earnings per share:	$0.17	$0.29

Diluted earnings per share:	$0.17	$0.29

Note 4 – Significant Business Transactions

Closure of branches. During first quarter 2007, the Company closed 31 of its lower performing branches in various states (the majority of which were consolidated into nearby branches) and terminated the de novo process on eight branches that never opened. In accordance with GAAP, the Company recorded approximately $3.0 million in pre-tax charges during first quarter 2007 as a result of these closings. The charges recorded included $1.5 million loss for the disposition of fixed assets, $1.5 million for lease terminations and other related occupancy costs and $40,000 for other costs. In the Consolidated Statements of Income, the loss associated with the disposition of fixed assets is reported as other expense, the costs associated with the lease terminations are occupancy costs and the other costs of $40,000 are included in other branch expenses.

The following table summarizes the accrued costs associated with the closure of branches discussed above and the activity related to those charges as of March 31, 2008 (in thousands).

	Balance at December 31, 2007	Additions	Reductions	Balance at March 31, 2008
Lease and related occupancy costs	$351	$109	$(116)	$344

As of March 31, 2008, the balance of $344,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2007	2008
Average loan to customer (principal plus fee)	$362.81	$371.32
Average fee received by the Company	$52.30	$53.62
Average term of the loan (days)	16	16

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, installment loans and auto loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. Prior to January 1, 2008, the Company aggregated payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans were included with payday loans and title loans based on the expectation that the loss experience for installment loans would be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, the Company calculated a separate component of the allowance for installment loans. The Company also calculates a separate component of the allowance for auto loans. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended March 31,
	2007	2008
Allowance for loan losses
Balance, beginning of period	$2,982	$4,442
Adjustment to provision for losses based on evaluation of outstanding receivables	(1,212)	(1,675)

Balance, end of period	$1,770	$2,767

Provision for losses
Charged-off to expense	$21,046	$24,330
Recoveries	(13,369)	(13,432)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end	(1,202)	(1,755)

Total provision for losses	$6,475	$9,143

Note 6 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Installment loan fees	$1,525	$4,605
Credit service fees	1,440	1,988
Check cashing fees	2,172	1,987
Title loan fees	1,113	932
Other fees	689	1,365

Total	$6,939	$10,877

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Buildings	$2,540	$2,540
Leasehold improvements	20,898	21,022
Furniture and equipment	23,216	23,291
Vehicles	865	886

	47,519	47,739
Less: Accumulated depreciation and amortization	(20,994)	(22,230)

Total	$26,525	$25,509

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2007, the balance of the deferred rent liability was approximately $598,000, of which $459,000 is classified as a non-current liability. As of March 31, 2008, the balance of the deferred rent liability was approximately $563,000 of which $424,000 is classified as a non-current liability.

Note 8 –Acquisitions, Goodwill and Intangible Assets

Acquisitions. As part of its efforts to increase market share, the Company acquired 13 branches and certain assets during 2007 for a total of $3.3 million, which included net book value of depreciable assets of approximately $204,000, loans receivable of approximately $1.4 million, and the assumption of $200,000 in liabilities for branches not yet opened. Included in the acquisition were six branches in Missouri that were closed and the receivable balances transferred to existing locations. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this amount, the Company allocated $1.3 million to goodwill, $388,000 to customer relationships and $206,000 to non-compete agreements. The purchase price allocations with respect to these acquisitions have been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

In third quarter 2007, the Company paid $375,000 to purchase certain assets related exclusively to the buy-here, pay-here segment of the used vehicle market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. During the first quarter 2008, the Company acquired one payday loan branch and certain assets for a total of $205,000, which included net book value of depreciable assets of approximately $35,000 and loans receivable of approximately $70,000. The Company used the purchase method of accounting for both of these acquisitions. The excess of the total acquisition cost over the fair value of the net assets acquired was allocated to goodwill, customer relationships and other assets. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported.

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2007	March 31, 2008
Balance at beginning of period	$14,492	$16,081
Acquisitions	1,589	63

Balance at end of period	$16,081	$16,144

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2007	March 31, 2008
Amortized intangible assets:
Customer relationships	$2,303	$2,327
Non-compete agreements	907	918
Debt issue costs	2,334	2,347
Other	15	15

	5,559	5,607
Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	6,159	6,207
Less: Accumulated amortization	(1,238)	(1,527)

Net intangible assets	$4,921	$4,680

Intangible assets at December 31, 2007 and March 31, 2008 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 9 – Indebtedness

The following table summarizes long-term debt at December 31, 2007 and March 31, 2008 (in thousands):

	December 31, 2007	March 31, 2008
Term loan	$50,000	$49,000
Revolving credit facility	24,500	3,500

Total debt	74,500	52,500
Less: debt due within one year	(28,500)	(7,750)

Long-term debt	$46,000	$44,750

On December 7, 2007, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the amended credit facility may be increased to $120.0 million pursuant to bank approval and subject to terms and conditions set forth therein.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, total indebtedness, and maximum loss ratio. As of March 31, 2008, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year.

The Company entered into an interest rate swap agreement on March 31, 2008. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company will pay a fixed interest rate of 3.43% and receive interest at a rate of LIBOR.

Note 10 – Income taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2007 and March 31, 2008, the accrued liability for unrecognized tax benefits was approximately $94,000.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	December 31, 2007	March 31, 2008
Balance at beginning of period	$150	$94
Settlements	(56)

Balance at end of period	$94	$94

The $94,000 of unrecognized tax benefits at March 31, 2008, which if ultimately recognized, will reduce the Company’s annual effective tax rate. During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2004, 2005, 2006 and 2007 federal income tax returns are the only open tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

Note 11 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2007 and March 31, 2008, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $80,000 as of March 31, 2008.

Note 12 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income for the three months ended March 31, 2007 and March 31, 2008 (in thousands):

	Three Months Ended March 31,
	2007	2008
Employee stock-based compensation:
Stock options	$199	$270
Restricted stock awards	123	195
Performance-based shares	157

	479	465
Non-employee director stock-based compensation:
Restricted stock awards	200	216

Total stock-based compensation	$679	$681

Stock option grants. In first quarter 2008, the Company granted 235,700 stock options to certain employees under the 2004 Equity Incentive Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $1.1 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company’s board of directors has not established a formal dividend policy. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of March 31, 2008, there were $1.0 million of total unrecognized compensation costs related to the options granted during first quarter 2008. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

A summary of non-vested stock option activity and related information for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	591,567	$4.25
Granted	235,700	4.64
Vested	(197,189)	4.25
Forfeited

Non-vested balance, March 31, 2008	630,078	$4.39

Restricted stock grants. During February 2008, the Company granted 161,672 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 140,512 shares granted to employees that vest equally over four years and 21,160 shares granted to non-employee directors that vested immediately upon grant. The Company estimated that the fair market value of these restricted stock grants was approximately $1.6 million. For the three months ended March 31, 2008, the Company recognized $272,000 in stock-based compensation expense related to these restricted stock grants. As of March 31, 2008, there were $1.3 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2008 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	138,688	$14.46
Granted	161,672	10.19
Vested	(50,889)	12.45
Forfeited	(1,244)	12.33

Non-vested balance, March 31, 2008	248,227	$12.10

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards was based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. The Company recognized approximately $157,000 in stock-based compensation expense related to these grants during the first quarter 2007. The performance-based shares were fully amortized as of December 31, 2007. During first quarter 2008, the performance shares vested based upon the certification of the Company’s financial results by the Company’s board of directors.

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but moved to compel arbitration of this matter. Plaintiff secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In February 2008, we appealed the portion of the court’s order striking the class action waiver provision in the arbitration agreement with our customer.

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

Note 14 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of March 31, 2008, the Company offered payday loans in 24 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Illinois and Kansas represented approximately 24%, 13%, 9%, 7%, 5% and 5%, respectively, of total revenues for the three months ended March 31, 2008. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 11%, 10%, 7%, 7% and 6%, respectively, of total branch gross profit for the three months ended March 31, 2008. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

Note 15 – Subsequent Events

Dividends. On April 29, 2008, the Company’s board of directors declared a cash dividend of $0.05 per common share. The dividend is payable on May 23, 2008 to stockholders of record as of May 16, 2008. The Company estimates that the total amount of the dividends will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) the increased leverage of the Company as a result of the payment of a $48.5 million special cash dividend in December 2007, (2) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in unit branches, (5) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with contemplated and completed acquisitions, and (8) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 80.0% of our total revenues for the three months ended March 31, 2008. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers, money orders and auto sales. We operated 597 branches in 24 states at March 31, 2008. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the analysis as of March 31, 2008 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2003.

	2003	2004	2005	2006	2007	March 31, 2008
Beginning branch locations	258	294	371	532	613	596
De novo branches opened during period	45	54	174	46	20	2
Acquired branches during period		29	10	51	13	1
Branches closed during period	(9)	(6)	(23)	(16)	(50)	(2)

Ending branch locations	294	371	532	613	596	597

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008 with no impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. We are still evaluating the impact, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 with no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal year beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is for our fiscal year beginning January 1, 2009. We have not yet completed an assessment of the impact of SFAS 161.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

The following table sets forth our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$41,580	$43,567	85.7%	80.0%
Other	6,939	10,877	14.3%	20.0%

Total revenues	48,519	54,444	100.0%	100.0%

Branch expenses
Salaries and benefits	11,877	12,023	24.5%	22.1%
Provision for losses	6,475	9,143	13.3%	16.8%
Occupancy	7,916	6,656	16.3%	12.2%
Depreciation and amortization	1,227	1,153	2.5%	2.1%
Other	3,822	4,271	7.9%	7.9%

Total branch expenses	31,317	33,246	64.5%	61.1%

Branch gross profit	17,202	21,198	35.5%	38.9%

Regional expenses	3,006	3,443	6.2%	6.3%
Corporate expenses	6,415	6,905	13.2%	12.7%
Depreciation and amortization	496	675	1.0%	1.2%
Interest expense, net	115	1,209	0.2%	2.2%
Other expense, net	1,542	78	3.3%	0.2%

Income before taxes	5,628	8,888	11.6%	16.3%
Provision for income taxes	2,246	3,494	4.6%	6.4%

Net income	$3,382	$5,394	7.0%	9.9%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
Other Information:
Payday loan volume (in thousands)	$279,052	$304,569
Average revenue per branch	80,730	91,196

Average loan size (principal plus fee)	$362.81	$371.32
Average fees per loan	52.30	53.62

Branch Information:
Number of branches, beginning of period	613	596
De novo branches opened	4	2
Acquired branches	8	1
Branches closed	(37)	(2)

Number of branches, end of period	588	597

Average number of branches open during period	601	597

Comparable Branch Information (a):	Three Months Ended March 31,
	2007	2008
Total revenues generated by all comparable branches (in thousands)	$47,138	$52,102
Total number of comparable branches	567	567
Average revenue per comparable branch	$83,136	$91,891

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since December 31, 2006.

Net income. For the three months ended March 31, 2008, net income was $5.4 million compared to $3.4 million for the same period in 2007. During first quarter 2007, we closed 31 of our lower performing branches in various states (the majority of which were consolidated into nearby branches) and terminated the de novo process on eight branches that never opened. As a result of these closings, we recorded approximately $3.0 million in pre-tax charges during first quarter 2007. The charges recorded included $1.5 million in losses on the disposition of fixed assets, $1.5 million in occupancy costs for lease terminations and other related occupancy costs and $40,000 in other costs. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2008, revenues were $54.4 million, a 12.2% increase from $48.5 million during the three months ended March 31, 2007. The growth in revenues was primarily a result of higher loan volumes, which was driven by the continued maturation of the group of branches added in 2005 through 2007. We originated approximately $304.6 million through payday loans during first quarter 2008, which was an increase of 9.1% over the $279.1 million during first quarter 2007. The average loan (including fee) totaled $371.32 in first quarter 2008 versus $362.81 during first quarter 2007. Average fees received from customers per loan increased from $52.30 in first quarter 2007 to $53.62 in first quarter 2008. Our average fee rate per $100 for first quarter 2008 was $16.88 compared to $16.84 in first quarter 2007.

We anticipate that our average fee rate may decline in 2008 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the legislation restricted the total number of loans a customer may have and prohibits immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2008 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches (in thousands):

	Three Months Ended March 31,
	2007	2008
Comparable branches	$47,138	$52,102
Branches opened in 2007	5	1,540
Branches opened in 2008		31
Other (a)	1,376	771

Total	$48,519	$54,444

(a)	represents primarily closed branches in 2007 and revenues from buy-here, pay-here business during 2008

Our revenues from comparable branches increased by $5.0 million, from $47.1 million during first quarter 2007 to $52.1 million in first quarter 2008. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005. Revenues from our branches opened during 2005 and 2006 improved 24.6% to $17.2 million for the first quarter 2008 versus $13.8 million in first quarter 2007.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $10.9 million during first quarter 2008, up approximately $4.0 million from the $6.9 million in the comparable prior year quarter. The following table summarizes other revenues (in thousands):

	Three Months Ended March 31,
	2007	2008
Installment loan fees	$1,525	$4,605
Credit service fees	1,440	1,988
Check cashing fees	2,172	1,987
Title loan fees	1,113	932
Other fees	689	1,365

Total	$6,939	$10,877

The revenue increases in installment loans and credit services fees reflects the addition of new product offerings as installment loans were offered in our Illinois branches beginning in second quarter 2006 and in New Mexico branches beginning in fourth quarter 2007 and credit services were offered in our Texas branches beginning in September 2005. The decline in check cashing fees as a percentage of revenues is due primarily to a higher rate of growth in payday and installment loan revenues.

Branch Expenses. Total branch expenses increased $1.9 million, or 6.1%, from $31.3 million during first quarter 2007 to $33.2 million in first quarter 2008. Branch-level salaries and benefits increased by $146,000 for the three months ended March 31, 2008 compared to the same period in the prior year.

The provision for losses increased from $6.5 million in first quarter 2007 to $9.1 million during first quarter 2008. Our loss ratio was 16.8% in first quarter 2008 versus 13.3% in first quarter 2007. The less favorable loss experience in 2008 reflects a higher level of charge-offs (partially due to our year-long focus on increasing loan volumes during 2007) and a more challenging collection environment as customers manage through the difficult credit, financial and economic environment. Our charge-offs as a percentage of revenue were 44.7% during first quarter 2008 compared to 43.4% during first quarter 2007. Our collections as a percentage of charge-offs were 55.2% during first quarter 2008 and 63.5% during first quarter 2007. In addition, we received approximately $1.0 million from the sale of certain payday loan receivables during first quarter 2007 that had previously been written off.

Comparable branches totaled $8.8 million in loan losses during first quarter 2008 compared to $7.6 million for the same period in the prior year. In our comparable branches, the loss ratio was 16.8% during first quarter 2008 compared to 16.1% during first quarter 2007.

Occupancy costs declined from $7.9 million in first quarter 2007 to $6.7 million in first quarter 2008. Occupancy costs as a percentage of revenues decreased from 16.3% in first quarter 2007 to 12.2% in first quarter 2008. The higher level of occupancy costs during first quarter 2007 was primarily due to the branch closings. As noted above, we recorded a charge of $1.5 million to occupancy expense during first quarter 2007 to reflect an estimate of the lease termination costs and other related occupancy costs associated with our decision to close those branches.

Branch Gross Profit. Branch gross profit increased by $4.0 million, or 23.3%, from $17.2 million in first quarter 2007 to $21.2 million in first quarter 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 35.5% during first quarter 2007 to 38.9% during first quarter 2008. The following table summarizes our branch gross profit by comparable branches and new branches (in thousands).

	Three Months Ended March 31,
	2007	2008
Comparable branches	$18,543	$20,927
Branches opened in 2007	(200)	(54)
Branches opened in 2008		(20)
Other (a)	(1,141)	345

Total	$17,202	$21,198

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008

Comparable branches during first quarter 2008 reported a gross margin of 40.2% versus 39.3% in first quarter 2007, with the improvements resulting from stronger results in the majority of states. The 27 branches added during 2007 reported gross a gross loss of $54,000 during first quarter 2008.

Regional and Corporate Expenses. Regional and corporate expenses increased by $900,000, from $9.4 million in first quarter 2007 to $10.3 million in first quarter 2008. The higher level of expenses in first quarter 2008 is attributable to higher public education and awareness expenditures, as well as higher compensation charges a result of annual merit increases.

Income Tax Provision. The effective income tax rate during first quarter 2008 was 39.3% compared to 39.9% in prior year’s first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Cash flows provided by (used for):
Operating activities	$19,960	$21,649
Investing activities	(1,116)	(771)
Financing activities	(19,268)	(30,646)

Net decrease in cash and cash equivalents	(424)	(9,768)

Cash and cash equivalents, beginning of year	23,446	24,145

Cash and cash equivalents, end of period	$23,022	$14,377

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an amended and restated credit agreement with a syndicate of banks, which provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

Net cash provided by operating activities for the three months ended March 31, 2008 was $21.7 million, approximately $1.7 million higher than the $20.0 million in comparable 2007. This increase is primarily attributable to higher net income during first quarter 2008.

Net cash used by investing activities for the three months ended March 31, 2008 was $771,000, which consisted of approximately $571,000 for capital expenditures and approximately $205,000 for acquisition costs. The capital expenditures included $70,000 to open two de novo branches in 2008, $349,000 for renovations to existing and acquired branches, $22,000 for technology and other furnishings at the corporate office, $98,000 for branches not yet open as of March 31, 2008 and $32,000 for other expenditures. Net cash used by investing activities for the three months ended March 31, 2007 was $1.1 million for capital expenditures. The capital expenditures included $147,000 to open four de novo branches in 2007, $371,000 for renovations to existing and acquired branches, $234,000 for technology and other furnishings at the corporate office, $39,000 for branches not yet open as of March 31, 2007 and $138,000 for other expenditures.

Cash used for financing activities for the three months ended March 31, 2008 was $30.6 million, which primarily consisted of $24.5 million in repayments of indebtedness under the credit facility, $1.0 million in repayments on the term loan and $8.5 million for the repurchase of 1.1 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $3.5 million under the credit facility. The normal seasonality of our business results in a substantial decrease in loans receivable in the first quarter of each calendar year and a corresponding increase in cash or reduction of our revolving credit facility. During the three months ended March 31, 2007, cash outflows for financing activities was $19.3 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility. In addition, we paid dividends to stockholders totaling $2.0 million and repurchased approximately 116,000 shares of our common stock for $1.6 million.

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

On April 29, 2008, our board of directors declared a cash dividend of $0.05 per common share. The dividend is payable on May 23, 2008 to stockholders of record as of May 16, 2008. We estimate that the total amount of the dividend will be approximately $900,000.

The level of cash required to operate a particular payday branch varies based on the products and services provided by that branch. For each branch location, cash is comprised of: (i) a certain amount of cash needed in the branch location; (ii) an operating reserve amount at the local bank used by that branch; and (iii) in-transit amounts within the banking system. As a general guideline, a typical branch offering only the payday loan product requires an average of approximately $10,000 to $15,000, while a branch that also includes check cashing requires an average of approximately $35,000 to $45,000.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005, 2006 and 2007, we had de novo unit branch growth of 46.9%, 8.6% and 3.3%, respectively. In addition, we acquired 10 branches in 2005, 51 branches in 2006 and 13 branches in 2007. We expect to open approximately 20 branches in 2008. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of branch growth, assuming no material acquisitions in 2008.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2006 and 2007, we opened 66 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

On March 11, 2008, our board of directors increased our $40 million common stock repurchase program to $60 million. As noted above, we repurchased $8.5 million of our common stock during first quarter 2008, which leaves approximately $13.3 million that may yet be purchased under the current program. We will continue to weigh common share repurchase opportunities with other capital allocation alternatives based on liquidity, total capital available, existing debt covenants and stock price fluctuations.

We have one buy-here, pay-here automotive lot open as of March 31, 2008. We expect to open a second lot in second quarter 2008 and possibly a third lot in third or fourth quarter of 2008. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires accumulation of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy-here, pay-here operation is cash flow negative. As this business progresses, we will evaluate the capital requirements and the associated return on investment.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Illinois and Kansas represented approximately 24%, 13%, 9%, 7%, 5% and 5%, respectively, of total revenues for the three months ended March 31, 2008. Our branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 11%, 10%, 7%, 7% and 6%, respectively, of total branch gross profit for the three months ended March 31, 2008. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2007, and March 31, 2008, consumers had total loans outstanding with the lender of approximately $3.1 million and $2.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $80,000 as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no material developments in the first quarter 2008 in any cases material to the Company as reported in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. On March 11, 2008, our board of directors increased the authorization limit of our common stock repurchase program to $60 million and extended the program through June 30, 2009. As of March 31, 2008, we have repurchased 4.0 million shares at a total cost of approximately $46.7 million.

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31 (a)	7,826	$10.23		$1,678,790
February 1 – February 29 (a)	14,363	10.19		1,678,790
March 1 – March 31	1,029,011	8.06	1,029,011	13,380,183

Total	1,051,200	$8.11	1,029,011	$13,380,183

(a)	Stock repurchases during January 2008 and February 2008 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2008.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)