Form 10-Q
period 2008-06-30
QC Holdings, Inc.
filed 2008-08-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2008:

Common Stock $0.01 per share par value – 17,561,543 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2008

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year 2008.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2007	June 30, 2008
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,145	$17,729
Loans receivable, less allowance for losses of $4,442 at December 31, 2007 and $4,066 at June 30, 2008	72,903	65,459
Prepaid expenses and other current assets	3,290	4,276

Total current assets	100,338	87,464

Property and equipment, net	26,525	24,017

Goodwill	16,081	16,144

Other assets, net	6,636	6,153

Total assets	$149,580	$133,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,321	$997
Accrued expenses and other liabilities	4,245	4,040
Accrued compensation and benefits	6,653	5,995
Deferred revenue	5,277	4,539
Income taxes payable	769
Debt due within one year	28,500	22,750
Deferred income taxes	766

Total current liabilities	47,531	38,321

Long-term debt	46,000	43,500
Deferred income taxes	989	136
Other non-current liabilities	2,834	3,815

Total liabilities	97,354	85,772

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized;
20,700,250 shares issued and 18,787,267 outstanding at December 31, 2007;
20,700,250 shares issued and 17,548,031 outstanding at June 30, 2008	207	207
Additional paid-in capital	67,446	67,096
Retained earnings	9,502	15,490
Treasury stock, at cost	(24,929)	(34,512)
Accumulated other comprehensive income		(275)

Total stockholders’ equity	52,226	48,006

Total liabilities and stockholders’ equity	$149,580	$133,778

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2008	2007	2008
Revenues
Payday loan fees	$43,886	$43,590	$85,126	$86,590
Other	6,928	9,828	13,855	20,688

Total revenues	50,814	53,418	98,981	107,278

Branch expenses
Salaries and benefits	11,300	12,123	23,057	23,946
Provision for losses	13,998	14,686	20,322	23,580
Occupancy	6,026	6,717	13,828	13,250
Depreciation and amortization	1,183	1,117	2,384	2,244
Other	3,434	3,861	7,193	8,082

Total branch expenses	35,941	38,504	66,784	71,102

Branch gross profit	14,873	14,914	32,197	36,176

Regional expenses	3,230	3,309	6,236	6,752
Corporate expenses	4,977	6,126	11,392	13,031
Depreciation and amortization	553	689	1,049	1,364
Interest expense, net	55	1,013	169	2,218
Other expense, net	531	240	2,073	318

Income from continuing operations before taxes	5,527	3,537	11,278	12,493
Provision for income taxes	2,198	1,352	4,493	4,872

Income from continuing operations	3,329	2,185	6,785	7,621
Loss from discontinued operations, net of income tax	(60)	(690)	(134)	(732)

Net income	$3,269	$1,495	$6,651	$6,889

Weighted average number of common shares outstanding:
Basic	19,461	17,739	19,500	18,232
Diluted	19,997	17,939	20,026	18,406

Earnings per share:
Basic
Continuing operations	$0.17	$0.12	$0.35	$0.42
Discontinued operations		(0.04)	(0.01)	(0.04)

Net income	$0.17	$0.08	$0.34	$0.38

Diluted
Continuing operations	$0.16	$0.12	$0.34	$0.41
Discontinued operations		(0.04)	(0.01)	(0.04)

Net income	$0.16	$0.08	$0.33	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net income	$6,651	$6,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,485	3,651
Provision for losses	20,680	24,181
Deferred income taxes	(1,471)	(1,512)
Loss on disposal of property and equipment	2,073	873
Stock-based compensation	1,176	1,189
Stock option income tax benefits	(999)	28
Changes in operating assets and liabilities:
Loans receivable, net	(16,672)	(16,666)
Prepaid expenses and other assets	(336)	(211)
Other assets	121	(57)
Accounts payable	(275)	(324)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,890	(2,044)
Income taxes	(144)	(1,553)
Other non-current liabilities	(2)	1,021

Net operating	16,177	15,465

Cash flows from investing activities
Purchase of property and equipment	(1,699)	(1,407)
Proceeds from sale of property and equipment	25	5
Acquisition costs, net	(3,266)	(206)

Net investing	(4,940)	(1,608)

Cash flows from financing activities
Borrowings under credit facility	10,500	19,050
Repayments under credit facility	(16,300)	(25,300)
Repayments on long-term debt		(2,000)
Dividends to stockholders	(3,953)	(901)
Repurchase of common stock	(7,357)	(11,144)
Exercise of stock options	689	50
Excess tax benefits from stock-based payment arrangements	999	(28)

Net financing	(15,422)	(20,273)

Cash and cash equivalents
Net decrease	(4,185)	(6,416)
At beginning of year	23,446	24,145

At end of period	$19,261	$17,729

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$376	$2,382
Income taxes	6,084	7,569

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2006	19,501,300	$207	$70,227	$49,284	$(14,930)	$—	$104,788

Net income				14,602			14,602

Common stock repurchases	(1,343,991)				(18,213)		(18,213)

Dividends to stockholders				(54,384)			(54,384)

Issuance of restricted stock awards	37,172		(473)		473		—

Stock-based compensation expense			2,139				2,139

Stock option exercises	592,786		(6,333)		7,741		1,408

Tax impact of stock-based compensation			1,886				1,886

Balance, December 31, 2007	18,787,267	207	67,446	9,502	(24,929)	—	52,226

Net income				6,889			6,889

Common stock repurchases	(1,363,550)				(11,144)		(11,144)

Dividends to stockholders				(901)			(901)

Issuance of restricted stock awards	92,889		(1,209)		1,209		—

Stock-based compensation expense			1,189				1,189

Stock option exercises	31,425		(302)		352		50

Accumulated other comprehensive income (loss)						(275)	(275)

Tax impact of stock-based compensation			(28)				(28)

Balance, June 30, 2008 (Unaudited)	17,548,031	$207	$67,096	$15,490	$(34,512)	$(275)	$48,006

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

QC Holdings, Inc. has provided various retail consumer financial products and services throughout its 24-year history. Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented to the bank for collection.

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2008, the Company operated 597 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company operates two locations (Missouri and Kansas) that are focused exclusively on the buy-here, pay-here segment of the used automobile markets. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2007 and June 30, 2008, and the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2008, in conformity with GAAP.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

Note 2 – Accounting Developments

In June 2008, the Financial Accounting Standard Board (FASB) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is the Company’s fiscal years beginning January 1, 2009. The Company has not yet completed an assessment of the impact of SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s consolidated financial statements.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information. The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2). Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company is still evaluating the impact, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

Fair Value Hierarchy Tables. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements			Assets at fair value
	Level 1	Level 2	Level 3
Derivative instruments	$—	$(443)	$—	$(443)

Total	$—	$(443)	$—	$(443)

Derivative Instruments. The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted interest payments attributable to changes in interest rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement has been designated as a cash flow hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and changes the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. The swap is considered highly effective and as a result, there will be de minimus income statement variability associated with interest payments until settlement, at which time any gains or losses would be recorded through interest expense. As of June 30, 2008, the estimated fair value of the interest rate swap was a net liability of $443,000 and was included in accrued expenses and other liabilities in the consolidated balance sheet.

Note 4 – Discontinued Operations

During second quarter 2008, the Company decided to close 13 of its 32 branches in Ohio during third quarter 2008, primarily due a new law that will go into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $877,000 in pre-tax charges during second quarter 2008 associated with these expected closings. The charges included a $554,000 loss for the disposition of fixed assets, $275,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $8,000 for other costs.

The operations from the Ohio branches that will close during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2007 and 2008 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$429	$471	$782	$1,056

Provision for losses	207	352	358	601
Other branch expenses	321	693	645	1,093

Total branch expenses	528	1,045	1,003	1,694

Branch gross loss	(99)	(574)	(221)	(638)
Other, net		(557)	(1)	(562)

Income before income taxes	(99)	(1,131)	(222)	(1,200)
Provision for income taxes	39	441	88	468

Loss from discontinued operations	$(60)	$(690)	$(134)	$(732)

Note 5 – Earnings Per Share

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Income available to common stockholders:
Income from continuing operations	$3,329	$2,185	$6,785	$7,621
Discontinued operations, net of income tax	(60)	(690)	(134)	(732)

Net income	$3,269	$1,495	$6,651	$6,889

Weighted average shares outstanding:
Weighted average basic common shares outstanding	19,461	17,739	19,500	18,232
Dilutive effect of stock options and unvested restricted stock	536	200	526	174

Weighted average diluted common shares outstanding	19,997	17,939	20,026	18,406

Basic earnings per share:
Continuing operations	$0.17	$0.12	$0.35	$0.42
Discontinued operations		(0.04)	(0.01)	(0.04)

Net income	$0.17	$0.08	$0.34	$0.38

Diluted earnings per share:
Continuing operations	$0.16	$0.12	$0.34	$0.41
Discontinued operations		(0.04)	(0.01)	(0.04)

Net income	$0.16	$0.08	$0.33	$0.37

Note 6 – Significant Business Transactions

Closure of branches. The Company closed six of its lower performing branches during the first half of 2008 by consolidating those branches into nearby branches. In accordance with GAAP, the Company recorded approximately $310,000 in pre-tax charges during the six months ended June 30, 2008 associated with these closings. The charges included a $194,000 loss for the disposition of fixed assets, $113,000 for lease terminations and other related occupancy costs and $3,000 for other costs.

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

In the Consolidated Statements of Income with respect to the closure of branches discussed above, the losses associated with the disposition of fixed assets are reported in other expense, the costs associated with lease terminations are included in occupancy costs and the other costs are included in other branch expenses.

The following table summarizes the accrued costs associated with the closure of branches (including the Ohio branches discussed in Note 4) and the activity related to those charges as of June 30, 2008 (in thousands).

	Balance at December 31, 2007	Additions	Reductions	Balance at June 30, 2008
Lease and related occupancy costs (a)	$351	$556	$(309)	$598
Severance		40		40
Other		11	(11)

Total	$351	$607	$(320)	$638

(a)	The additions include a charge of $168,000 to increase the lease liability for branches that were closed during 2007.

As of June 30, 2008, the balance of $638,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Average loan to customer (principal plus fee)	$361.22	$369.75	$361.99	$370.52
Average fee received by the Company	$51.94	$53.31	$52.11	$53.46
Average term of the loan (days)	15	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the first six months of 2007 and 2008, the Company received approximately $1.8 million and $243,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries.

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

The following tables summarize the activity in the allowance for loan losses and the provision for losses during the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Allowance for loan losses
Balance, beginning of period	$1,770	$2,767	$2,982	$4,442
Adjustment to provision for losses based on evaluation of outstanding receivables (a)	1,951	1,299	739	(376)

Balance, end of period	$3,721	$4,066	$3,721	$4,066

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Provision for losses
Charged-off to expense	$23,134	$24,314	$43,959	$48,210
Recoveries	(11,070)	(11,024)	(24,375)	(24,294)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end (a)	1,934	1,396	738	(336)

Balance, end of period	$13,998	$14,686	$20,322	$23,580

(a)	Amount differs due to exclusion of Ohio branches (see Note 4) in the provision for losses table.

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Installment loan fees	$2,068	$4,285	$3,593	$8,890
Credit service fees	1,681	2,038	3,121	4,026
Check cashing fees	1,455	1,352	3,616	3,325
Title loan fees	1,088	905	2,201	1,837
Buy-here, pay-here revenue		577		1,179
Other fees	636	671	1,324	1,431

Total	$6,928	$9,828	$13,855	$20,688

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Buildings	$2,540	$2,540
Leasehold improvements	20,898	20,589
Furniture and equipment	23,216	23,275
Vehicles	865	964

	47,519	47,368
Less: Accumulated depreciation and amortization	(20,994)	(23,351)

Total	$26,525	$24,017

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2007, the balance of the deferred rent liability was approximately $598,000, of which $459,000 is classified as a non-current liability. As of June 30, 2008, the balance of the deferred rent liability was approximately $528,000 of which $389,000 is classified as a non-current liability.

Note 10 –Acquisitions, Goodwill and Intangible Assets

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

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2007	June 30, 2008
Balance at beginning of period	$14,492	$16,081
Acquisitions	1,589	63

Balance at end of period	$16,081	$16,144

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2007	June 30, 2008
Amortized intangible assets:
Customer relationships	$2,303	$2,327
Non-compete agreements	907	918
Debt issue costs (a)	2,334	2,007
Other	15	15

	5,559	5,267
Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	6,159	5,867
Less: Accumulated amortization	(1,238)	(1,815)

Net intangible assets	$4,921	$4,052

(a)	The decline in debt issue costs primarily represents an adjustment during second quarter 2008 to the amount of debt issue costs that were estimated and accrued as of December 31, 2007.

Intangible assets at December 31, 2007 and June 30, 2008 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 11 –Indebtedness

The following table summarizes long-term debt at December 31, 2007 and June 30, 2008 (in thousands):

	December 31, 2007	June 30, 2008
Term loan	$50,000	$48,000
Revolving credit facility	24,500	18,250

Total debt	74,500	66,250
Less: debt due within one year	(28,500)	(22,750)

Long-term debt	$46,000	$43,500

On December 7, 2007, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the credit facility, as amended on March 7, 2008, may be increased to $120.0 million pursuant to bank approval and subject to terms and conditions set forth therein.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, total indebtedness, and maximum loss ratio. As of June 30, 2008, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year.

The Company entered into an interest rate swap agreement on March 31, 2008. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR.

Note 12 – Income taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2007 and June 30, 2008, the accrued liability for unrecognized tax benefits was approximately $94,000 and $53,000, respectively.

The unrecognized tax benefits of $53,000 at June 30, 2008, which if ultimately recognized, will reduce the Company’s annual effective tax rate. During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2004, 2005, 2006 and 2007 federal income tax returns are the only tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

Note 13 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2007 and June 30, 2008, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $150,000 as of June 30, 2008.

Note 14 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$3,269	$1,495	$6,651	$6,889
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap		(443)		(443)
Deferred income taxes		168		168

Other comprehensive income (loss):		(275)		(275)

Comprehensive income	$3,269	$1,220	$6,651	$6,614

Stock Repurchases. In March 2008, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $60 million and extended the program through June 30, 2009. As of June 30, 2008, the Company has repurchased 4.3 million shares at a total cost of approximately $49.3 million.

Dividends. On April 29, 2008, the Company’s board of directors declared a cash dividend of $0.05 per common share. The dividend was paid on May 23, 2008 to stockholders of record as of May 16, 2008. The total amount of the dividend paid was approximately $901,000.

Note 15 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Employee stock-based compensation:
Stock options	$199	$288	$398	$558
Restricted stock awards	140	220	263	415
Performance-based shares	158		315

	497	508	976	973
Non-employee director stock-based compensation
Restricted stock awards			200	216

Total	$497	$508	$1,176	$1,189

Stock option grants. In first quarter 2008, the Company granted 235,700 stock options to certain employees under the 2004 Equity Incentive Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $1.1 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company’s board of directors has not established a formal dividend policy. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of June 30, 2008, there was $973,000 of total unrecognized compensation costs related to the options granted during first quarter 2008. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of non-vested stock option activity and related information for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	591,567	$4.25
Granted	235,700	4.64
Vested	(197,189)	4.25
Forfeited

Non-vested balance, June 30, 2008	630,078	$4.39

Restricted stock grants. During February 2008, the Company granted 161,672 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 140,512 shares granted to employees that vest equally over four years and 21,160 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.6 million. For the three months and six months ended June 30, 2008, the Company recognized $85,000 and $357,000, respectively in stock-based compensation expense related to these restricted stock grants. As of June 30, 2008, there were $1.2 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2008 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	138,688	$14.46
Granted	161,672	10.19
Vested	(50,889)	12.45
Forfeited	(3,849)	12.19

Non-vested balance, June 30, 2008	245,622	$12.10

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards was based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. For the three months and six months ended June 30, 2007, the Company recognized $158,000 and $315,000, respectively in stock-based compensation expense related to these grants. The performance-based shares were fully amortized as of December 31, 2007. During first quarter 2008, the performance shares vested based upon the certification of the Company’s financial results by the Company’s board of directors.

Note 16 – Commitments and Contingencies

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but moved to compel arbitration of this matter. Plaintiff secured the right to have discovery regarding the Company’s arbitration provision, however, prior to the court’s ruling on the Company’s motion. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, we filed our appeal of the court’s order with the Missouri Court of Appeals. We do not expect a ruling from the appellate court prior to 2009.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, have appealed that ruling. The judge handling the lawsuit against the Company in North Carolina is the same judge who issued these three orders in December 2005. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the final outcome in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that issue in the three companion cases. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court’s decision. It is expected that the trial court will hear additional evidence in the three companion cases before issuing its new ruling. That ruling is not expected before 2009. While the three companion cases are pending the trial court’s decision, it is expected that the Company’s case will remain stayed.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

Note 17 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of June 30, 2008, the Company offered payday loans in 24 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Illinois and Kansas represented approximately 24%, 13%, 9%, 8%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2008. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 12%, 10%, 8%, 7% and 6%, respectively, of total branch gross profit for the six months ended June 30, 2008. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected.

Note 18 – Subsequent Events

Dividends. On August 5, 2008, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on September 4, 2008 to stockholders of record as of August 20, 2008. The Company estimates that the total amount of the dividends will be approximately $1.8 million.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) the increased leverage of the Company as a result of the payment of a $48.5 million special cash dividend in December 2007, (2) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of unit branches, (5) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with future acquisitions, and (8) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 80.7% of our total revenues for the six months ended June 30, 2008. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers, money orders and auto sales. We operated 597 branches in 24 states at June 30, 2008. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2008 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

With this fragmentation and industry growth, we believe there are opportunities to expand through acquisitions and new branch openings. We regularly evaluate possible branch locations in numerous states in which we currently operate and the regulatory environment and market potential in the various states in which we currently do not have branches. As we consider acquisitions and open new branches, there are various execution risks associated with any such transactions.

The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2003.

	2003	2004	2005	2006	2007	June 30, 2008
Beginning branch locations	258	294	371	532	613	596
De novo branches opened during period	45	54	174	46	20	6
Acquired branches during period		29	10	51	13	1
Branches closed during period	(9)	(6)	(23)	(16)	(50)	(6)

Ending branch locations	294	371	532	613	596	597

Recent Accounting Developments

In June 2008, the Financial Accounting Standard Board (FASB) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 and anticipate that any impact to basic earnings per share will be immaterial.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is for our fiscal years beginning January 1, 2009. We have not yet completed an assessment of the impact of SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

The following table sets forth our results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$43,886	$43,590	86.4%	81.6%
Other	6,928	9,828	13.6%	18.4%

Total revenues	50,814	53,418	100.0%	100.0%

Branch expenses
Salaries and benefits	11,300	12,123	22.2%	22.7%
Provision for losses	13,998	14,686	27.5%	27.5%
Occupancy	6,026	6,717	11.9%	12.6%
Depreciation and amortization	1,183	1,117	2.3%	2.1%
Other	3,434	3,861	6.8%	7.2%

Total branch expenses	35,941	38,504	70.7%	72.1%

Branch gross profit	14,873	14,914	29.3%	27.9%

Regional expenses	3,230	3,309	6.4%	6.2%
Corporate expenses	4,977	6,126	9.8%	11.5%
Depreciation and amortization	553	689	1.1%	1.3%
Interest expense, net	55	1,013	0.1%	1.9%
Other expense, net	531	240	1.0%	0.4%

Income from continuing operations before income taxes	5,527	3,537	10.9%	6.6%
Provision for income taxes	2,198	1,352	4.3%	2.5%

Income from continuing operations	3,329	2,185	6.6%	4.1%
Loss from discontinued operations, net of income tax	(60)	(690)	-0.2%	-1.3%

Net income	$3,269	$1,495	6.4%	2.8%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2007 and 2008:

	Three Months Ended June 30,
	2007	2008
Other Information:
Payday loan volume (in thousands)	$298,042	$316,417
Average revenue per branch	86,269	90,268

Average loan size (principal plus fee)	$361.22	$369.75
Average fees per loan	51.94	53.31

Branch Information:
Number of branches, beginning of period	588	597
De novo branches opened	10	4
Acquired branches	5
Branches closed	(4)	(4)

Number of branches, end of period	599	597

Average number of branches open during period	594	597

23

Comparable Branch Information (a):	Three Months Ended June 30,
	2007	2008

Total revenues generated by all comparable branches (in thousands)	$49,400	$51,389
Total number of comparable branches	560	560
Average revenue per comparable branch	$88,214	$91,766

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since March 31, 2007.

Income from continuing operations. For the three months ended June 30, 2008, income from continuing operations was $2.2 million compared to $3.3 million for the same period in 2007. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2008, revenues were $53.4 million, a 5.1% increase from $50.8 million during the three months ended June 30, 2007. The growth in revenues was primarily a result of higher loan volumes, which was driven by the continued maturation of the group of branches added in 2005 through 2007. We originated approximately $316.4 million through payday loans during second quarter 2008, which was an increase of 6.2% over the $298.0 million during second quarter 2007. The average loan (including fee) totaled $369.75 in second quarter 2008 versus $361.22 during second quarter 2007. Average fees received from customers per loan increased from $51.94 in second quarter 2007 to $53.31 in second quarter 2008. Our average fee rate per $100 for second quarter 2008 was $16.85 compared to $16.79 in second quarter 2007.

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

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2008 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches (in thousands):

	Three Months Ended June 30,
	2007	2008
Comparable branches	$49,400	$51,389
Branches opened in 2007	495	1,078
Branches opened in 2008		265
Other (a)	919	686

Total	$50,814	$53,418

(a)	represents primarily closed branches in 2007 and revenues from buy-here, pay-here business during 2008.

Our revenues from comparable branches increased by $2.0 million, from $49.4 million during second quarter 2007 to $51.4 million in second quarter 2008. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product. Our revenues from branches opened during 2005 improved 13.7%, from $9.5 million during second quarter 2007 to $10.8 million in second quarter 2008.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $9.8 million during second quarter 2008, up approximately $2.9 million from the $6.9 million in the comparable prior year quarter. The following table summarizes other revenues (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$2,068	$4,285	4.1%	8.0%
Credit service fees	1,681	2,038	3.3%	3.8%
Check cashing fees	1,455	1,352	2.9%	2.5%
Title loan fees	1,088	905	2.1%	1.7%
Buy-here, pay-here revenues		577		1.1%
Other fees	636	671	1.2%	1.3%

Total	$6,928	$9,828	13.6%	18.4%

The revenue increases in installment loans and credit services fees reflects the addition of new product offerings as installment loans were offered in our Illinois branches beginning in second quarter 2006 and in New Mexico branches beginning in fourth quarter 2007 and credit services were offered in our Texas branches beginning in September 2005. The declines in check cashing fees and title loan fees reflect a decrease in customer demand for these products.

Branch Expenses. Total branch expenses increased $2.6 million, or 7.2%, from $35.9 million during second quarter 2007 to $38.5 million in second quarter 2008. Branch-level salaries and benefits increased by $823,000 for the three months ended June 30, 2008 compared to the same period in the prior year primarily due to a higher number of field personnel.

The provision for losses increased from $14.0 million in second quarter 2007 to $14.7 million during second quarter 2008. Our loss ratio was 27.5% in second quarter 2008 and 27.5% in second quarter 2007. Our charge-offs as a percentage of revenue were 45.5% during second quarter 2008 and 45.5% during second quarter 2007. Our collections as a percentage of charge-offs were 45.3% during second quarter 2008 and 47.9% during second quarter 2007. We received approximately $243,000 from the sale of certain payday loan receivables during second quarter 2008 that had previously been written off compared to $850,000 received in the second quarter 2007.

Comparable branches totaled $14.7 million in loan losses during second quarter 2008 compared to $14.9 million for the same period in the prior year. In our comparable branches, the loss ratio was 28.5% during second quarter 2008 compared to 30.1% during second quarter 2007.

Occupancy costs increased from $6.0 million in second quarter 2007 to $6.7 million in second quarter 2008. Occupancy costs as a percentage of revenues increased from 11.9% in second quarter 2007 to 12.6% in second quarter 2008. The higher level of occupancy costs during second quarter 2008 was primarily due to standard lease escalation provisions.

Branch Gross Profit. Branch gross profit was $14.9 million in second quarter 2007 and $14.9 million in second quarter 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, decreased from 29.3% during second quarter 2007 to 27.9% during second quarter 2008. The following table summarizes our branch gross profit by comparable branches and new branches (in thousands).

	Three Months Ended June 30,
	2007	2008
Comparable branches	$14,082	$15,318
Branches opened in 2007	11	59
Branches opened in 2008		(35)
Other (a)	780	(428)

Total	$14,873	$14,914

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Comparable branches during second quarter 2008 reported a gross margin of 29.8% versus 28.5% in second quarter 2007, with the improvements resulting from stronger results in the majority of states, partially offset by reduced profit from our New Mexico branches due to the new, more restrictive payday loan legislation effective November 1, 2007.

Regional and Corporate Expenses. Regional and corporate expenses increased by $1.2 million, from $8.2 million in second quarter 2007 to $9.4 million in second quarter 2008. The higher level of expenses in second quarter 2008 is attributable to higher governmental affairs spending associated with contested states.

Income Tax Provision. The effective income tax rate during second quarter 2008 declined to 38.2% from 39.8% in prior year’s second quarter primarily due to state tax credits in the current year’s second quarter.

Discontinued Operations. During second quarter 2008, we decided to close 13 of our 32 branches in Ohio primarily due to a new law that will go into effect on September 1, 2008 that effectively precludes payday loans. We expect to close these 13 Ohio branches by the end of third quarter 2008. As a result of these closings, we recorded approximately $877,000 in pre-tax charges during second quarter 2008. The charges recorded included $554,000 loss for the disposition of fixed assets, $275,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $8,000 in other costs.

The operations from our Ohio branches that we will close during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) – Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three months ended June 30, 2007 and 2008 is presented below (in thousands):

	Three Months Ended June 30,
	2007	2008
Total revenues	$429	$471
Provision for losses	207	352
Other branch expenses	321	693

Total branch expenses	528	1,045

Branch gross loss	(99)	(574)
Other, net		(557)

Income before income taxes	(99)	(1,131)
Provision for income taxes	39	441

Loss from discontinued operations	$(60)	$(690)

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

The following table sets forth our results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$85,126	$86,590	86.0%	80.7%
Other	13,855	20,688	14.0%	19.3%

Total revenues	98,981	107,278	100.0%	100.0%

Branch expenses
Salaries and benefits	23,057	23,946	23.3%	22.3%
Provision for losses	20,322	23,580	20.5%	22.0%
Occupancy	13,828	13,250	14.0%	12.4%
Depreciation and amortization	2,384	2,244	2.4%	2.1%
Other	7,193	8,082	7.3%	7.5%

Total branch expenses	66,784	71,102	67.5%	66.3%

Branch gross profit	32,197	36,176	32.5%	33.7%

Regional expenses	6,236	6,752	6.3%	6.3%
Corporate expenses	11,392	13,031	11.5%	12.1%
Depreciation and amortization	1,049	1,364	1.1%	1.3%
Interest expense, net	169	2,218	0.2%	2.1%
Other expense, net	2,073	318	2.1%	0.3%

Income from continuing operations before income taxes	11,278	12,493	11.3%	11.6%
Provision for income taxes	4,493	4,872	4.5%	4.5%

Income from continuing operations	6,785	7,621	6.8%	7.1%
Loss from discontinued operations, net of income tax	(134)	(732)	-0.1%	-0.7%

Net income	$6,651	$6,889	6.7%	6.4%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2007 and 2008:

	Six Months Ended June 30,
	2007	2008
Other Information:
Payday loan volume (in thousands)	$577,094	$620,986
Average revenue per branch	164,625	181,464

Average loan size (principal plus fee)	$361.99	$370.52
Average fees per loan	52.11	53.46

Branch Information:
Number of branches, beginning of period	613	596
De novo branches opened	22	6
Acquired branches	13	1
Branches closed	(49)	(6)

Number of branches, end of period	599	597

Average number of branches open during period	606	597

Comparable Branch Information (a):	Six Months Ended June 30,
	2007	2008

Total revenues generated by all comparable branches (in thousands)	$95,735	$102,494
Total number of comparable branches	554	554
Average revenue per comparable branch	$172,807	$185,007

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 18 months since December 31, 2006.

Income from continuing operations. For the six months ended June 30, 2008, income from continuing operations was $7.6 million compared to $6.8 million for the same period in 2007. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2008, revenues were $107.3 million, an 8.4% increase from $99.0 million during the six months ended June 30, 2007. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of customer transactions and average loan size. We originated approximately $621.0 million through payday loans during the six months ended June 30, 2008, which was an increase of 7.6% over the $577.1 million during the same period in the prior year. The average loan (including fee) totaled $370.52 during the first six months of 2008 versus $361.99 in comparable 2007. Average fees received from customers per loan increased from $52.11 in first six months of 2007 to $53.46 in comparable 2008. Our average fee rate per $100.00 for the first six months 2008 was $16.86 compared to $16.82 for the same period in 2007.

As noted in the quarterly discussion, we anticipate that our average fee rate may decline in 2008 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals.

With respect to comparable branches for the year-to-date analysis as of June 30, 2008, it is all branches that have been open at least 18 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Comparable branches	$95,735	$102,494
Branches opened in 2007	820	2,902
Branches opened in 2008		296
Other (a)	2,426	1,586

Total	$98,981	$107,278

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Revenues for comparable branches increased 7.1%, or $6.8 million, to $102.5 million for the six months ended June 30, 2008. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our branches opened during 2005 improved 18.2% to $21.4 million for the six months ended June 30, 2008 compared to $18.1 million for the six months ended June 30, 2007.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $13.9 million and $20.7 for the six months ended June 30, 2007 and 2008, respectively. The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$3,593	$8,890	3.6%	8.3%
Credit service fees	3,121	4,026	3.2%	3.8%
Check cashing fees	3,616	3,325	3.7%	3.1%
Title loan fees	2,201	1,837	2.1%	1.7%
Buy-here, pay-here revenues		1,179		1.1%
Other fees	1,324	1,431	1.4%	1.3%

Total	$13,855	$20,688	14.0%	19.3%

As noted in the quarterly discussion, the revenue increases in credit services fees and installment loans reflects the addition of new product offerings as credit services were offered in our Texas branches beginning in September 2005 and installment loans were offered in our Illinois branches beginning in second quarter 2006 and in New Mexico branches beginning in fourth quarter 2007. The decline in check cashing fees and title loan fees reflects a decrease in customer demand for these products.

Branch Expenses. Total branch expenses increased $4.3 million, or 6.4%, from $66.8 million during first six months of 2007 to $71.1 million in first six months of 2008. Branch-level salaries and benefits increased by $889,000 for the six months ended June 30, 2008 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,830 for the six months ended June 30, 2007 compared to 1,912 for the six months ended June 30, 2008, an increase of 4.5%.

The provision for losses increased from $20.3 million for the six months ended June 30, 2007 to $23.6 million during six months ended June 30, 2008. Our loss ratio was 22.0% for the six months ended June 30, 2008 versus 20.5% for the six months ended June 30, 2007. The less favorable loss experience in 2008 reflects the benefits in 2007 from receiving $1.8 million due to the sale of older debt versus only $243,000 in current year. Our charge-offs as a percentage of revenue were 44.9% during the six months ended June 30, 2008 compared to 44.4% in the same period of the prior year. Our collections as a percentage of charge-offs were 50.4% during the first half of 2008 compared to 55.4% during first half of 2007.

Comparable branches totaled $23.0 million in loan losses for the first six months of 2008 compared to $22.0 million in loan losses for the first six months of 2007. In our comparable branches, the loss ratio was 22.4% for the six months ended June 30, 2008 compared to 22.9% for the same period in 2007.

Occupancy costs decreased from $13.8 million for the six months ended June 30, 2007 to $13.3 million in the current year period. Occupancy costs as a percentage of revenues were 12.4% for the six months ended June 30, 2008 and 14.0% for the same period in the prior year. In connection with the closure of 31 branches during the first quarter 2007, the first quarter 2007 termination of the de novo process for eight branches that were never opened and the decision to close our Oregon branches, we recorded approximately $1.6 million in occupancy costs during the six months ended June 30, 2007 to reflect lease termination costs and other occupancy related costs.

Branch Gross Profit. Branch gross profit increased by $4.0 million, or 12.4%, from $32.2 million for the six months ended June 30, 2007 to $36.2 million for the six months ended June 30, 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 32.5% to 33.7%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Comparable branches	$32,942	$36,354
Branches opened in 2007	(337)	9
Branches opened in 2008		(92)
Other (a)	(408)	(95)

Total	$32,197	$36,176

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Comparable branches for the six months ended June 30, 2008 reported a gross margin of 35.5% versus 34.4% in the comparable prior year period, with the improvement in 2008 resulting from stronger results in the majority of states.

Regional and Corporate Expenses. Regional and corporate expenses increased $2.2 million from $17.6 million during the six months ended June 30, 2007 to $19.8 million in the current year period. The higher level of expenses in 2008 is attributable to higher governmental affairs spending associated with contested states and compensation increases to accommodate inflation.

Interest and Other Expenses. Interest expense totaled $2.2 million during the six months ended June 30, 2008 compared to interest expense of $169,000 during the six months ended June 30, 2007. The higher level of interest expense reflects borrowings to fund operations and the special dividend paid to stockholders in December 2007.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2008 was 39.0% compared to 39.8% for the six months ended June 30, 2007.

Discontinued operations. As noted in the quarterly discussion, we decided to close 13 of our 32 branches in Ohio during third quarter 2008 primarily due to a new law that will go into effect on September 1, 2008 that effectively precludes payday loans.

Summarized financial information for discontinued operations during the six months ended June 30, 2007 and 2008 is presented below (in thousands):

	Six Months Ended June 30,
	2007	2008
Total revenues	$782	$1,056
Provision for losses	358	601
Other branch expenses	645	1,093

Total branch expenses	1,003	1,694

Branch gross loss	(221)	(638)
Other, net	(1)	(562)

Income before income taxes	(222)	(1,200)
Provision for income taxes	88	468

Loss from discontinued operations	$(134)	$(732)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2007	2008
Cash flows provided by (used for):
Operating activities	$16,177	$15,465
Investing activities	(4,940)	(1,608)
Financing activities	(15,422)	(20,273)

Net decrease in cash and cash equivalents	(4,185)	(6,416)
Cash and cash equivalents, beginning of year	23,446	24,145

Cash and cash equivalents, end of period	$19,261	$17,729

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

Net cash provided by operating activities for the six months ended June 30, 2008 was $15.5 million, approximately $700,000 lower than the $16.2 million in comparable 2007. This decrease is primarily attributable to changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the six months ended June 30, 2008 was $1.6 million, which consisted of approximately $1.4 million for capital expenditures and approximately $206,000 for acquisition costs. The capital expenditures included $264,000 to open six de novo branches in 2008, $620,000 for renovations to existing and acquired branches, $407,000 for technology and other furnishings at the corporate office, $71,000 for branches not yet open as of June 30, 2008 and $45,000 for other expenditures. Net cash used by investing activities for the six months ended June 30, 2007 was $4.9 million, which primarily consisted of approximately $1.7 million for capital expenditures and approximately $3.3 million in acquisition costs. The capital expenditures included $326,000 to open 22 de novo branches in 2007, $711,000 for renovations to existing and acquired branches, $577,000 for technology and other furnishings at the corporate office, and $85,000 for other expenditures.

Cash used for financing activities for the six months ended June 30, 2008 was $20.3 million, which primarily consisted of $25.3 million in repayments of indebtedness under the credit facility, $2.0 million in repayments on the term loan and $11.1 million for the repurchase of 1.4 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $19.1 million under the credit facility. Cash used for financing activities for the six months ended June 30, 2007 was $15.4 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility, dividend payments to stockholders totaling $4.0 million and share repurchases of approximately 504,000 shares of our common stock for $7.4 million. These items were partially offset by proceeds received from borrowings under our credit facility totaling $10.5 million to fund operations and proceeds from the exercise of stock options by employees.

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

On August 5, 2008, our board of directors declared a cash dividend of $0.10 per common share. The dividend is payable on September 4, 2008 to stockholders of record as of August 20, 2008. We estimate that the total amount of the dividend will be approximately $1.8 million.

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

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005, 2006 and 2007, we had de novo unit branch growth of 46.9%, 8.6% and 3.3%, respectively. In addition, we acquired 10 branches in 2005, 51 branches in 2006 and 13 branches in 2007. We expect to open approximately 15 to 20 branches in 2008. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of branch growth, assuming no material acquisitions in 2008.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2006 and 2007, we opened 66 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

On March 11, 2008, our board of directors increased our $40 million common stock repurchase program to $60 million. As noted above, we repurchased $11.1 million of our common stock during first six months of 2008, which leaves approximately $10.7 million that may yet be purchased under the current program. We will continue to weigh common stock repurchase opportunities with other capital allocation alternatives based on liquidity, total capital available, existing debt covenants and stock price fluctuations.

We have two buy-here, pay-here automobile lots open as of June 30, 2008. We expect to open a third lot in the second half of 2008. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires accumulation of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy-here, pay-here operation is cash flow negative. As this business progresses, we will evaluate the capital requirements and the associated return on investment.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Illinois and Kansas represented approximately 24%, 13%, 9%, 8%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2008. Our branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 12%, 10%, 8%, 7% and 6%, respectively, of total branch gross profit for the six months ended June 30, 2008. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2007, and June 30, 2008, consumers had total loans outstanding with the lender of approximately $3.1 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $150,000 as of June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material developments in the second quarter 2008 in any cases material to the Company as reported in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	64,450	$9.46	64,450	$12,770,641
May 1 – May 31	118,000	8.49	118,000	11,768,895
June 1 – June 30	129,900	7.76	129,900	10,760,985

Total	312,350	$8.39	312,350	$10,760,985

On March 11, 2008, our board of directors increased the authorization limit of our common stock repurchase program to $60 million and extended the program through June 30, 2009. As of June 30, 2008, we have repurchased 4.3 million shares at a total cost of approximately $49.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Overland Park, Kansas, on June 4, 2008. At that meeting, the stockholders elected the following individuals to serve as directors for a term of one year and until their respective successors are duly elected and qualified:

Director	For	Withheld Authority
Don Early	17,542,248	435,667
Mary Lou Andersen	17,564,989	412,926
Richard B. Chalker	17,854,315	123,600
Murray A. Indick	17,879,287	98,628
Gerald F. Lamberti	17,879,087	98,828
Francis P. Lemery	17,878,056	99,859
Mary V. Powell	17,878,071	99,844

No other matters were submitted to a vote of the stockholders at the annual meeting.

Item 6.	Exhibits

10.1	Form of Incentive Stock Option Agreement

10.2	Form of Non-Qualified Stock Option Agreement (Director)

10.3	Form of Non-Qualified Stock Option Agreement (Employee)

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 8, 2008.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)