Form 10-Q
period 2008-09-30
QC Holdings, Inc.
filed 2008-11-07
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of October 31, 2008:

Common Stock $0.01 per share par value – 17,507,205 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2008

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year 2008.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2007	September 30, 2008
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,145	$16,417
Loans receivable, less allowance for losses of $4,442 at December 31, 2007 and $5,071 at September 30, 2008	72,903	71,154
Prepaid expenses and other current assets	3,290	4,914

Total current assets	100,338	92,485
Property and equipment, net	26,525	24,814
Goodwill	16,081	16,144
Other assets, net	6,636	5,916

Total assets	$149,580	$139,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,321	$923
Accrued expenses and other liabilities	4,245	3,634
Accrued compensation and benefits	6,653	6,062
Deferred revenue	5,277	4,607
Income taxes payable	769	1,130
Debt due within one year	28,500	27,000
Deferred income taxes	766

Total current liabilities	47,531	43,356
Long-term debt	46,000	42,250
Deferred income taxes	989
Other non-current liabilities	2,834	4,184

Total liabilities	97,354	89,790

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 18,787,267 outstanding at December 31, 2007; 20,700,250 shares issued and 17,546,384 outstanding at September 30, 2008	207	207
Additional paid-in capital	67,446	66,995
Retained earnings	9,502	16,451
Treasury stock, at cost	(24,929)	(34,236)
Accumulated other comprehensive income		152

Total stockholders’ equity	52,226	49,569

Total liabilities and stockholders’ equity	$149,580	$139,359

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues
Payday loan fees	$48,338	$47,157	$133,464	$133,747
Other	7,649	12,226	21,504	32,914

Total revenues	55,987	59,383	154,968	166,661

Branch expenses
Salaries and benefits	11,111	12,711	34,168	36,657
Provision for losses	16,970	17,272	37,292	40,852
Occupancy	6,117	6,778	19,945	20,028
Depreciation and amortization	1,163	1,109	3,547	3,353
Other	3,741	4,707	10,934	12,789

Total branch expenses	39,102	42,577	105,886	113,679

Branch gross profit	16,885	16,806	49,082	52,982
Regional expenses	3,277	3,247	9,513	9,999
Corporate expenses	5,389	6,349	16,781	19,380
Depreciation and amortization	582	678	1,631	2,042
Interest expense, net	198	1,076	367	3,294
Other expense (income), net	(27)	88	2,046	406

Income from continuing operations before taxes	7,466	5,368	18,744	17,861
Provision for income taxes	2,955	2,582	7,448	7,454

Income from continuing operations	4,511	2,786	11,296	10,407
Loss from discontinued operations, net of income tax	(228)	(40)	(362)	(772)

Net income	$4,283	$2,746	$10,934	$9,635

Weighted average number of common shares outstanding:
Basic	19,109	17,555	19,368	18,006
Diluted	19,653	17,664	19,888	18,114
Earnings (loss) per share:
Basic
Continuing operations	$0.23	$0.16	$0.58	$0.58
Discontinued operations	(0.01)		(0.02)	(0.04)

Net income	$0.22	$0.16	$0.56	$0.54

Diluted
Continuing operations	$0.23	$0.16	$0.57	$0.57
Discontinued operations	(0.01)		(0.02)	(0.04)

Net income	$0.22	$0.16	$0.55	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities
Net income	$10,934	$9,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,255	5,438
Provision for losses	38,200	41,581
Deferred income taxes	(1,141)	(2,474)
Loss on disposal of property and equipment	2,046	961
Stock-based compensation	1,673	1,708
Stock option income tax benefits	(1,111)	(184)
Changes in operating assets and liabilities:
Loans receivable, net	(36,683)	(39,761)
Prepaid expenses and other assets	(209)	(999)
Other assets	(89)	(88)
Accounts payable	118	(397)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	2,702	(1,628)
Income taxes	547	503
Other non-current liabilities	181	1,392

Net operating	22,423	15,687

Cash flows from investing activities
Purchase of property and equipment	(2,360)	(3,838)
Proceeds from sale of property and equipment	71	30
Acquisition costs, net	(3,641)	(205)

Net investing	(5,930)	(4,013)

Cash flows from financing activities
Borrowings under credit facility	15,500	25,050
Repayments under credit facility	(16,300)	(27,300)
Repayments on long-term debt		(3,000)
Dividends to stockholders	(5,891)	(2,686)
Repurchase of common stock	(11,978)	(11,879)
Exercise of stock options	743	229
Excess tax benefits from stock-based payment arrangements	1,111	184

Net financing	(16,815)	(19,402)

Cash and cash equivalents
Net decrease	(322)	(7,728)
At beginning of year	23,446	24,145

At end of period	$23,124	$16,417

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$625	$3,454
Income taxes	7,883	9,020

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity
Balance, December 31, 2006	19,501,300	$207	$70,227	$49,284	$(14,930)	$—	$104,788
Net income				14,602			14,602
Common stock repurchases	(1,343,991)				(18,213)		(18,213)
Dividends to stockholders				(54,384)			(54,384)
Issuance of restricted stock awards	37,172		(473)		473		—
Stock-based compensation expense			2,139				2,139
Stock option exercises	592,786		(6,333)		7,741		1,408
Tax impact of stock-based compensation			1,886				1,886

Balance, December 31, 2007	18,787,267	207	67,446	9,502	(24,929)	—	52,226
Net income				9,635			9,635
Common stock repurchases	(1,457,759)				(11,879)		(11,879)
Dividends to stockholders				(2,686)			(2,686)
Issuance of restricted stock awards	93,639		(1,217)		1,217		—
Stock-based compensation expense			1,708				1,708
Stock option exercises	123,237		(1,126)		1,355		229
Accumulated other comprensive income						152	152
Tax impact of stock-based compensation			184				184

Balance, September 30, 2008 (Unaudited)	17,546,384	$207	$66,995	$16,451	$(34,236)	$152	$49,569

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2008, the Company operated 585 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company currently operates three locations (Missouri and Kansas) that are focused exclusively on the buy-here, pay-here segment of the used automobile market. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2007 and September 30, 2008, and the results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2008, in conformity with GAAP.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

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

The following table presents fair value measurements as of September 30, 2008 (in thousands):

	Fair Value Measurements			Assets at fair value
	Level 1	Level 2	Level 3
Derivative instruments	$—	$245	$—	$245

Total	$—	$245	$—	$245

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

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement has been designated as a cash flow hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and changes the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. The swap is considered highly effective and as a result, there will be de minimus income statement variability associated with interest payments until settlement, at which time any gains or losses would be recorded through interest expense. As of September 30, 2008, the estimated fair value of the interest rate swap was a net asset of $245,000 and was included in other assets in the consolidated balance sheet.

Note 4 – Discontinued Operations

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $897,000 in pre-tax charges during the nine months ended September 30, 2008 associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $296,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

The operations from the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2007 and 2008 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$561	$—	$1,343	$1,056

Provision for losses	550	128	908	729
Other branch expenses (income)	386	(52)	1,031	1,041

Total branch expenses	936	76	1,939	1,770

Branch gross loss	(375)	(76)	(596)	(714)
Other, net	(4)		(5)	(562)

Loss before income taxes	(379)	(76)	(601)	(1,276)
Benefit for income taxes	151	36	239	504

Loss from discontinued operations	$(228)	$(40)	$(362)	$(772)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Income available to common stockholders:
Income from continuing operations	$4,511	$2,786	$11,296	$10,407
Discontinued operations, net of income tax	(228)	(40)	(362)	(772)

Net income	$4,283	$2,746	$10,934	$9,635

Weighted average shares outstanding:
Weighted average basic common shares outstanding	19,109	17,555	19,368	18,006
Dilutive effect of stock options and unvested restricted stock	544	109	520	108

Weighted average diluted common shares outstanding	19,653	17,664	19,888	18,114

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.16	$0.58	$0.58
Discontinued operations	(0.01)		(0.02)	(0.04)

Net income	$0.22	$0.16	$0.56	$0.54

Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.16	$0.57	$0.57
Discontinued operations	(0.01)		(0.02)	(0.04)

Net income	$0.22	$0.16	$0.55	$0.53

Note 6 – Significant Business Transactions

Closure of branches. The Company closed eight of its lower performing branches during the first nine months of 2008 by consolidating those branches into nearby branches. In accordance with GAAP, the Company recorded approximately $428,000 in pre-tax charges during the nine months ended September 30, 2008 associated with these closings. The charges included a $278,000 loss for the disposition of fixed assets, $145,000 for lease terminations and other related occupancy costs and $5,000 for other costs.

During second quarter 2007, the Company decided to close all branches in Oregon due to a new law that went into effect on July 1, 2007 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $517,000 in pre-tax charges during second quarter 2007 associated with these closings. The charges included a $373,000 loss for the disposition of fixed assets, $102,000 for lease terminations and other related occupancy costs, $31,000 in severance and benefit costs and $11,000 for other costs.

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

In the Consolidated Statements of Income with respect to the closure of branches discussed above, the losses associated with the disposition of fixed assets are reported in other expense, the costs associated with lease terminations are included in branch occupancy costs and the other costs are included in other branch expenses.

The following table summarizes the accrued costs associated with the closure of branches (including the Ohio branches discussed in Note 4) and the activity related to those charges as of September 30, 2008 (in thousands):

	Balance at December 31, 2007	Additions	Reductions	Balance at September 30, 2008
Lease and related occupancy costs (a)	$351	$882	$(903)	$330
Severance		40	(40)
Other		12	(12)

Total	$351	$934	$(955)	$330

(a)	The additions include charges of $441,000 during the nine months ended September 30, 2008 to increase the lease liabilities for branches that were closed prior to January 1, 2008, primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of September 30, 2008, the balance of $330,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Average loan to customer (principal plus fee)	$369.40	$371.02	$364.49	$370.37
Average fee received by the Company	$54.11	$53.73	$52.86	$53.59
Average term of the loan (days)	16	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the first nine months of 2007 and 2008, the Company received approximately $2.0 million and $448,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries.

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, installment loans and auto loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. Prior to January 1, 2008, the Company aggregated payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans were included with payday loans and title loans based on the expectation that the loss experience for installment loans would be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, the Company calculated a separate component of the allowance for installment loans. The Company also calculates a separate component of the allowance for auto loans that considers loss expectations as a percentage of volume, as well as qualitative factors. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following tables summarize the activity in the allowance for loan losses and the provision for losses during the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Allowance for loan losses
Balance, beginning of period	$3,721	$4,066	$2,982	$4,442
Adjustment to provision for losses based on evaluation of outstanding receivables (a)	(130)	1,005	609	629

Balance, end of period	$3,591	$5,071	$3,591	$5,071

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Provision for losses
Charged-off to expense	$28,968	$28,165	$72,927	$76,375
Recoveries	(11,871)	(11,912)	(36,246)	(36,206)
Adjustment to provision for losses based on evaluation of outstanding receivables and credit service obligation at period end (a)	(127)	1,019	611	683

Balance, end of period	$16,970	$17,272	$37,292	$40,852

(a)	Amount differs due to exclusion of closed Ohio branches (see Note 4) in the provision for losses table.

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Installment loan fees	$2,509	$5,101	$6,102	$13,991
Credit service fees	2,132	2,326	5,253	6,352
Check cashing fees	1,350	1,227	4,966	4,552
Title loan fees	1,002	922	3,203	2,759
Buy-here, pay-here revenues		1,926		3,105
Other fees	656	724	1,980	2,155

Total	$7,649	$12,226	$21,504	$32,914

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Buildings	$2,540	$4,336
Leasehold improvements	20,898	20,718
Furniture and equipment	23,216	23,523
Vehicles	865	932

	47,519	49,509
Less: Accumulated depreciation and amortization	(20,994)	(24,695)

Total	$26,525	$24,814

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2007, the balance of the deferred rent liability was approximately $598,000, of which $459,000 is classified as a non-current liability. As of September 30, 2008, the balance of the deferred rent liability was approximately $494,000 of which $355,000 is classified as a non-current liability.

In August 2008, the Company purchased an auto sales facility in Overland Park, Kansas for approximately $1.6 million. The facility included three buildings and parking spaces on approximately 1.6 acres of land. During October 2008, the Company opened its third buy-here, pay-here location at this site.

Note 10 – Acquisitions, Goodwill and Intangible Assets

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

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2007	September 30, 2008
Balance at beginning of period	$14,492	$16,081
Acquisitions	1,589	63

Balance at end of period	$16,081	$16,144

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2007	September 30, 2008
Amortized intangible assets:
Customer relationships	$2,303	$2,327
Non-compete agreements	907	918
Debt issue costs (a)	2,334	2,007
Other	15	15

	5,559	5,267
Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	6,159	5,867
Less: Accumulated amortization	(1,238)	(2,083)

Net intangible assets	$4,921	$3,784

(a)	The decline in debt issue costs primarily represents an adjustment during second quarter 2008 to the amount of debt issue costs that were estimated and accrued as of December 31, 2007.

Intangible assets at December 31, 2007 and September 30, 2008 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2007 and September 30, 2008 (in thousands):

	December 31, 2007	September 30, 2008
Term loan	$50,000	$47,000
Revolving credit facility	24,500	22,250

Total debt	74,500	69,250
Less: debt due within one year	(28,500)	(27,000)

Long-term debt	$46,000	$42,250

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, total indebtedness, and maximum loss ratio. As of September 30, 2008, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

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

Note 12 – Income taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2007 and September 30, 2008, the accrued liability for unrecognized tax benefits was approximately $94,000 and $52,000, respectively.

The unrecognized tax benefits of $52,000 at September 30, 2008, which if ultimately recognized, will reduce the Company’s annual effective tax rate. During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2005, 2006 and 2007 federal income tax returns are the only tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

During the nine months ended September 30, 2008, the Company incurred certain non-deductible governmental affair expenditures that increased the effective tax rate. Part of the expenditures occurred in the first half of 2008, and the Company should have recorded an approximate $225,000 increase to tax expense during the second quarter as a result of the expenses being non-deductible, however this tax effect was recorded during third quarter 2008.

Note 13 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2007 and September 30, 2008, the consumers had total loans outstanding with the lender of approximately $3.1 million and $3.3 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and September 30, 2008.

Note 14 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$4,283	$2,746	$10,934	$9,635
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap		(199)		245
Deferred income taxes		75		(93)

Other comprehensive income (loss):		(124)		152

Comprehensive income	$4,283	$2,622	$10,934	$9,787

Stock Repurchases. In March 2008, the Company’s board of directors increased the authorization limit of the Company’s common stock repurchase program to $60 million and extended the program through June 30, 2009. As of September 30, 2008, the Company has repurchased 4.4 million shares at a total cost of approximately $50 million.

Dividends. On August 5, 2008, the Company’s board of directors declared a cash dividend of $0.10 per common share. The dividend was paid on September 4, 2008 to stockholders of record as of August 20, 2008. The total amount of the dividend paid was approximately $1.8 million.

Note 15 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Employee stock-based compensation:
Stock options	$198	$297	$596	$855
Restricted stock awards	141	222	404	637
Performance-based shares	157		472

	496	519	1,472	1,492

Non-employee director stock-based compensation
Restricted stock awards			200	216

Total	$496	$519	$1,672	$1,708

Stock option grants. The Company granted 235,700 stock options during first quarter 2008 and 27,500 stock options during third quarter 2008 to certain employees under the 2004 Equity Incentive Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $1.2 million. The fair value of the options was determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield on the Company’s common stock was assumed to be zero since the Company’s board of directors had not established a formal dividend policy. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. As of September 30, 2008, there were $1.0 million of total unrecognized compensation costs related to the options granted during 2008. The Company expects that these costs will be amortized over a weighted average period of 3.3 years.

A summary of non-vested stock option activity and related information for the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	591,567	$4.25
Granted	263,200	4.63
Vested	(203,474)	4.25
Forfeited	(10,785)	4.39

Non-vested balance, September 30, 2008	640,508	$4.40

Restricted stock grants. During February 2008, the Company granted 161,672 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 140,512 shares granted to employees that vest equally over four years and 21,160 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.6 million. For the three months and nine months ended September 30, 2008, the Company recognized $85,000 and $442,000, respectively in stock-based compensation expense related to these restricted stock grants. As of September 30, 2008, there were $1.1 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.0 years.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2008 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2008	138,688	$14.46
Granted	161,672	10.19
Vested	(51,639)	12.50
Forfeited	(8,338)	12.35

Non-vested balance, September 30, 2008	240,383	$12.08

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards was based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. For the three months and nine months ended September 30, 2007, the Company recognized $158,000 and $472,000, respectively in stock-based compensation expense related to these grants. The performance-based shares were fully amortized as of December 31, 2007. During first quarter 2008, the performance shares vested based upon the certification of the Company’s financial results by the Company’s board of directors.

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but moved to compel arbitration of this matter. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. The Court of Appeals heard arguments on November 4, 2008. The Company does not expect a ruling from the appellate court prior to January 2009.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court’s decision. The trial court will hear additional evidence in the three companion cases before issuing its new ruling. That ruling is not expected before April 2009.

While the three companion cases are pending the trial court’s decision, it is expected that the Company’s case will remain stayed. The judge handling the lawsuit against the Company in North Carolina is the same judge who is handing the three companion cases. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the final outcome in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on the Company’s motion to enforce arbitration in North Carolina during the pendency of that issue in the three companion cases.

California. On September 5, 2008, a subsidiary of the Company was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of the California subsidiary. Ms. Winters alleges that the subsidiary violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that the Company’s subsidiary improperly charged California consumers a fee to extend or “roll over” their loan transactions, that the subsidiary did not have authority to deduct funds electronically, and that the subsidiary’s use of a class action waiver in its loan agreements is unconscionable. On October 29, 2008, the Company’s California subsidiary filed its answer, denying all allegations. It also filed a claim against Ms. Winters for failing to pay her final loan. Because this case is in its preliminary stages, it is unlikely any ruling on the merits of the claims will occur until late 2009 or later.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of these other cases and proceedings will not be material to its business or its financial condition.

Note 17 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments, that affects the products and services provided by the Company, particularly payday loans. As of September 30, 2008, the Company offered payday loans in 23 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no specific payday lending legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 8%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2008. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 12%, 11%, 8%, 6% and 6%, respectively, of total branch gross profit for the nine months ended September 30, 2008. To the extent that laws and regulations are passed that affect the Company’s ability to offer payday loans or the manner in which the Company offers its payday loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms in July 2010.

Note 18 – Subsequent Events

Dividends. On November 4, 2008, the Company’s board of directors established a regular quarterly dividend of $0.05 per common share. Together with this regular quarterly dividend, the board of directors declared a special cash dividend of $0.10 per common share. The quarterly dividend and special dividend are payable on December 2, 2008 to stockholders of record as of November 20, 2008. The Company estimates that the total amount of the dividends will be approximately $2.7 million.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 80.3% of our total revenues for the nine months ended September 30, 2008. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers, money orders and auto sales. We operated 585 branches in 24 states at September 30, 2008. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2008 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2003.

	2003	2004	2005	2006	2007	September 30, 2008
Beginning branch locations	258	294	371	532	613	596
De novo branches opened during period	45	54	174	46	20	9
Acquired branches during period		29	10	51	13	1
Branches closed during period	(9)	(6)	(23)	(16)	(50)	(21)

Ending branch locations	294	371	532	613	596	585

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

During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to secure stability for the industry the ability to provide short-term loans to customers in those states. While the outcomes of these initiatives were not favorable, there is little immediate impact to us. In Arizona, we will continue to operate under the existing legislation, while working to eliminate the July 2010 sunset provision that would eliminate short-term loans as an alternative for Arizona customers. In Ohio, we have already closed 13 branches in the third quarter of 2008 in response to the legislation that effectively precludes payday lending in that state, but will offer customers a new product at our remaining Ohio branches under a different statute.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

The following table sets forth our results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$48,338	$47,157	86.3%	79.4%
Other	7,649	12,226	13.7%	20.6%

Total revenues	55,987	59,383	100.0%	100.0%

Branch expenses
Salaries and benefits	11,111	12,711	19.8%	21.4%
Provision for losses	16,970	17,272	30.3%	29.1%
Occupancy	6,117	6,778	10.9%	11.4%
Depreciation and amortization	1,163	1,109	2.1%	1.9%
Other	3,741	4,707	6.7%	7.9%

Total branch expenses	39,102	42,577	69.8%	71.7%

Branch gross profit	16,885	16,806	30.2%	28.3%

Regional expenses	3,277	3,247	5.9%	5.5%
Corporate expenses	5,389	6,349	9.6%	10.7%
Depreciation and amortization	582	678	1.0%	1.1%
Interest expense, net	198	1,076	0.4%	1.8%
Other expense (income), net	(27)	88	(0.1)%	0.2%

Income from continuing operations before income taxes	7,466	5,368	13.4%	9.0%
Provision for income taxes	2,955	2,582	5.3%	4.3%

Income from continuing operations	4,511	2,786	8.1%	4.7%
Loss from discontinued operations, net of income tax	(228)	(40)	(0.4)%	(0.1)%

Net income	$4,283	$2,746	7.7%	4.6%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2007 and 2008:

	Three Months Ended September 30,
	2007	2008
Other Information:
Payday loan volume (in thousands)	$337,900	$334,469
Average revenue per branch	95,950	101,596

Average loan size (principal plus fee)	$369.40	$371.02
Average fees per loan	54.11	53.73

Branch Information:
Number of branches, beginning of period	599	597
De novo branches opened	2	3
Acquired branches
Branches closed	(9)	(15)

Number of branches, end of period	592	585

Average number of branches open during period	596	591

	Three Months Ended September 30,
	2007	2008
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$55,430	$56,727
Total number of comparable branches	571	571
Average revenue per comparable branch	$97,075	$99,347

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since June 30, 2007.

Income from continuing operations. For the three months ended September 30, 2008, income from continuing operations was $2.8 million compared to $4.5 million for the same period in 2007. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2008, revenues were $59.4 million, a 6.1% increase from $56.0 million during the three months ended September 30, 2007. The growth in revenues was primarily a result of higher installment loan volumes and automobile loan volumes, which totaled $11.4 million for third quarter 2008 versus $5.0 million in prior year’s third quarter. With respect to payday loan volume, we originated approximately $334.5 million in loans during third quarter 2008, which was a decline of 1.0% over the $337.9 million during third quarter 2007. This decline is primarily attributable to customers in New Mexico transitioning from the payday product to our installment loan product. The average loan (including fee) totaled $371.02 in third quarter 2008 versus $369.40 during third quarter 2007. Average fees received from customers per loan declined from $54.11 in third quarter 2007 to $53.73 in third quarter 2008. Our average fee rate per $100 for third quarter 2008 was $16.93 compared to $17.16 in third quarter 2007.

We anticipate that our average fee rate may decline in 2009 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures. In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100.00 borrowed to $15.50 per $100.00 borrowed. In addition, the legislation restricted the total number of loans a customer may have and prohibits immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2008 have been open at least 15 months. The following table provides a summary of our revenues by comparable branches and new branches (in thousands):

	Three Months Ended September 30,
	2007	2008
Comparable branches	$55,430	$56,727
Branches opened in 2007		179
Branches opened in 2008		476
Other (a)	557	2,001

Total	$55,987	$59,383

(a)	represents primarily closed branches in 2007 and revenues from buy-here, pay-here business during 2008.

Our revenues from comparable branches increased by $1.3 million, from $55.4 million during third quarter 2007 to $56.7 million in third quarter 2008. This increase is primarily attributable to the acceleration of revenues associated with the 2005 and 2006 groups of branches, where revenues improved 9.5%, from $16.8 million during third quarter 2007 to $18.4 million in third quarter 2008.

Revenues from installment loans, CSO fees, check cashing, title loans, buy-here, pay-here and other sources totaled $12.2 million during third quarter 2008, up approximately $4.5 million from the $7.7 million in the comparable prior year quarter. The following table summarizes other revenues (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$2,509	$5,101	4.5%	8.6%
Credit service fees	2,132	2,326	3.8%	3.9%
Check cashing fees	1,350	1,227	2.4%	2.1%
Title loan fees	1,002	922	1.8%	1.6%
Buy-here, pay-here revenues		1,926		3.2%
Other fees	656	724	1.2%	1.2%

Total	$7,649	$12,226	13.7%	20.6%

The revenue increases in installment loan fees reflects the addition of new product offerings as installment loans were offered in our Illinois branches beginning in second quarter 2006 and in New Mexico branches beginning in fourth quarter 2007. The declines in check cashing fees and title loan fees reflect a decrease in customer demand for these products.

Branch Expenses. Total branch expenses increased $3.5 million, or 9.0%, from $39.1 million during third quarter 2007 to $42.6 million in third quarter 2008. Branch-level salaries and benefits increased by $1.6 million for the three months ended September 30, 2008 compared to the same period in the prior year primarily due to higher benefit costs and a slightly higher number of field personnel.

The provision for losses increased from $17.0 million in third quarter 2007 to $17.3 million during third quarter 2008. Our loss ratio was 29.1% in third quarter 2008 and 30.3% in third quarter 2007. Our charge-offs as a percentage of revenue were 47.4% during third quarter 2008 and 51.7% during third quarter 2007. Our collections as a percentage of charge-offs were 42.3% during third quarter 2008 and 41.0% during third quarter 2007. We received approximately $205,000 from the sale of certain payday loan receivables during third quarter 2008 that had previously been written off compared to $128,000 received in the third quarter 2007.

Comparable branches totaled $16.7 million in loan losses during third quarter 2008 compared to $17.1 million for the same period in the prior year. In our comparable branches, the loss ratio was 29.5% during third quarter 2008 compared to 30.8% during third quarter 2007.

Occupancy costs increased from $6.1 million in third quarter 2007 to $6.8 million in third quarter 2008. Occupancy costs as a percentage of revenues increased from 10.9% in third quarter 2007 to 11.4% in third quarter 2008. The higher level of occupancy costs during third quarter 2008 was primarily due to standard lease escalation provisions.

Branch Gross Profit. Branch gross profit was $16.9 million in third quarter 2007 and $16.8 million in third quarter 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, decreased from 30.2% during third quarter 2007 to 28.3% during third quarter 2008. The following table summarizes our branch gross profit by comparable branches and new branches (in thousands):

	Three Months Ended September 30,
	2007	2008
Comparable branches	$16,465	$17,604
Branches opened in 2007	(16)	(89)
Other (a)	436	(709)

Total	$16,885	$16,806

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Comparable branches during third quarter 2008 reported a gross margin of 31.0% versus 29.7% in third quarter 2007, with the improvements resulting from stronger results in the majority of states, partially offset by reduced profit from our New Mexico branches due to the new, more restrictive payday loan legislation effective November 1, 2007.

Regional and Corporate Expenses. Regional and corporate expenses increased by $900,000, from $8.7 million in third quarter 2007 to $9.6 million in third quarter 2008. The higher level of expenses in third quarter 2008 is attributable to higher governmental affairs spending associated with contested states. In Arizona, the Company joined with other short-term loan companies to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in 2010 and to put into place a series of consumer friendly reforms. In addition, the Company joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. Both of these ballot initiatives have significantly added to the Company’s general and administrative expenses. These expenses totaled approximately $1.0 million for the three months ended September 30, 2008.

Income Tax Provision. The effective income tax rate during third quarter 2008 increased to 48.1% from 39.6% in prior year’s third quarter. The increase is primarily due to certain expenses for government affairs that were not deductible for income tax purposes. During the nine months ended September 30, 2008, the Company incurred certain non-deductible governmental affair expenditures that increased the effective tax rate. Part of the expenditures occurred in the first half of 2008, and the Company should have recorded an approximate $225,000 increase to tax expense during the second quarter as a result of the expenses being non-deductible, however this tax effect was recorded during third quarter 2008.

Discontinued Operations. During third quarter 2008, we closed 13 of our 32 branches in Ohio primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. As a result of these closings, we recorded approximately $897,000 in pre-tax charges during nine months ended September 30, 2008. The charges recorded included $554,000 loss for the disposition of fixed assets, $296,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 in other costs.

The operations from our Ohio branches that we closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three months ended September 30, 2007 and 2008 is presented below (in thousands):

	Three Months Ended September 30,
	2007	2008
Total revenues	$561	$—
Provision for losses	550	128
Other branch expenses	386	(52)

Total branch expenses	936	76

Branch gross loss	(375)	(76)
Other, net	(4)

Income before income taxes	(379)	(76)
Benefit for income taxes	151	36

Loss from discontinued operations	$(228)	$(40)

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

The following table sets forth our results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$133,464	$133,747	86.1%	80.3%
Other	21,504	32,914	13.9%	19.7%

Total revenues	154,968	166,661	100.0%	100.0%

Branch expenses
Salaries and benefits	34,168	36,657	22.0%	22.0%
Provision for losses	37,292	40,852	24.1%	24.5%
Occupancy	19,945	20,028	12.9%	12.0%
Depreciation and amortization	3,547	3,353	2.3%	2.0%
Other	10,934	12,789	7.0%	7.7%

Total branch expenses	105,886	113,679	68.3%	68.2%

Branch gross profit	49,082	52,982	31.7%	31.8%

Regional expenses	9,513	9,999	6.1%	6.0%
Corporate expenses	16,781	19,380	10.8%	11.6%
Depreciation and amortization	1,631	2,042	1.1%	1.2%
Interest expense, net	367	3,294	0.2%	2.0%
Other expense, net	2,046	406	1.4%	0.3%

Income from continuing operations before income taxes	18,744	17,861	12.1%	10.7%
Provision for income taxes	7,448	7,454	4.8%	4.5%

Income from continuing operations	11,296	10,407	7.3%	6.2%
Loss from discontinued operations, net of income tax	(362)	(772)	(0.3)%	(0.4)%

Net income	$10,934	$9,635	7.0%	5.8%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007	2008
Other Information:
Payday loan volume (in thousands)	$908,459	$947,181
Average revenue per branch	261,992	285,378

Average loan size (principal plus fee)	$64.49	$370.37
Average fees per loan	52.86	53.59

Branch Information:
Number of branches, beginning of period	613	596
De novo branches opened	16	9
Acquired branches	13	1
Branches closed	(50)	(21)

Number of branches, end of period	592	585

Average number of branches open during period	603	591

	Nine Months Ended September 30,
	2007	2008
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$149,731	$157,560
Total number of comparable branches	552	552
Average revenue per comparable branch	$271,252	$285,435

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 21 months since December 31, 2006.

Income from continuing operations. For the nine months ended September 30, 2008, income from continuing operations was $10.4 million compared to $11.3 million for the same period in 2007. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2008, revenues were $166.7 million, a 7.5% increase from $155.0 million during the nine months ended September 30, 2007. The increase in revenues reflects increases in the number of customer transactions and average loan size. We originated approximately $947.2 million through payday loans during the nine months ended September 30, 2008, which was an increase of 4.3% over the $908.5 million during the same period in the prior year. The average loan (including fee) totaled $370.37 during the first nine months of 2008 versus $364.49 in comparable 2007. Average fees received from customers per loan increased from $52.86 in first nine months of 2007 to $53.59 in comparable 2008. Our average fee rate per $100.00 was $16.96 for the first nine months 2008 and $16.96 for the same period in 2007.

As noted in the quarterly discussion, we anticipate that our average fee rate may decline in 2009 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures.

With respect to our analysis for the nine months ended September 30, 2008, we define comparable branches as those branches that have been open at least 21 months. The following table provides a summary of our revenues by comparable branches and new branches:

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Comparable branches	$149,731	$157,560
Branches opened in 2007	2,044	4,568
Branches opened in 2008		772
Other (a)	3,193	3,761

Total	$154,968	$166,661

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Revenues for comparable branches increased 5.3%, or $7.9 million, to $157.6 million for the nine months ended September 30, 2008. This increase is primarily attributable to the acceleration of revenues associated with the 2005 and 2006 groups of branches, which improved 16.4% to $51.8 million for the nine months ended September 30, 2008 compared to $44.5 million for the nine months ended September 30, 2007.

Revenues from installment loans, CSO fees, check cashing, title loans, buy-here, pay-here and other sources totaled $32.9 million and $21.5 for the nine months ended September 30, 2008 and 2007, respectively. The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$6,102	$13,991	3.9%	8.4%
Credit service fees	5,253	6,352	3.4%	3.8%
Check cashing fees	4,966	4,552	3.2%	2.7%
Title loan fees	3,203	2,759	2.1%	1.7%
Buy-here, pay-here revenues		3,105		1.9%
Other fees	1,980	2,155	1.3%	1.2%

Total	$21,504	$32,914	13.9%	19.7%

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

Branch Expenses. Total branch expenses increased $7.8 million, or 7.4%, from $105.9 million during first nine months of 2007 to $113.7 million in first nine months of 2008. Branch-level salaries and benefits increased by $2.5 million for the nine months ended September 30, 2008 compared to the same period in the prior year primarily due to an increase in field personnel associated with our new branches, as well as occupancy costs associated with lease escalation provisions and cost of sales for automobile purchases. The total number of field personnel averaged 1,840 for the nine months ended September 30, 2007 compared to 1,906 for the nine months ended September 30, 2008, an increase of 3.6%.

The provision for losses increased from $37.3 million for the nine months ended September 30, 2007 to $40.9 million during nine months ended September 30, 2008. Our loss ratio was 24.5% for the nine months ended September 30, 2008 versus 24.1% for the nine months ended September 30, 2007. Exclusive of debt sales in each period ($448,000 in 2008 and $2.0 million in 2007), the loss ratio declined from period-to-period. Our charge-offs as a percentage of revenue were 45.8% during the nine months ended September 30, 2008 compared to 47.1% in the same period of the prior year. Our collections as a percentage of charge-offs were 47.4% during the nine months ended September 30, 2008 compared to 49.7% during the same period in the prior year.

Comparable branches totaled $39.1 million in loan losses for the first nine months of 2008 compared to $38.3 million in loan losses for the first nine months of 2007. In our comparable branches, the loss ratio was 24.8% for the nine months ended September 30, 2008 compared to 25.6% for the same period in 2007.

Occupancy costs increased from $19.9 million for the nine months ended September 30, 2007 to $20.0 million in the current year period. Occupancy costs as a percentage of revenues were 12.0% for the nine months ended September 30, 2008 and 12.9% for the same period in the prior year. In connection with the closure of 31 branches during the first quarter 2007, the first quarter 2007 termination of the de novo process for eight branches that were never opened and the decision to close our Oregon branches, we recorded approximately $1.6 million in occupancy costs during the nine months ended September 30, 2007 to reflect lease termination costs and other occupancy related costs.

Branch Gross Profit. Branch gross profit increased by $3.9 million, or 7.9%, from $49.1 million for the nine months ended September 30, 2007 to $53.0 million for the nine months ended September 30, 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 31.7% to 31.8%. The following table summarizes our branch gross profit by comparable branches and new branches.

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Comparable branches	$49,487	$53,733
Branches opened in 2007	(446)	133
Branches opened in 2008		(104)
Other (a)	41	(780)

Total	$49,082	$52,982

(a)	represents primarily closed branches in 2007 and buy-here, pay-here business during 2008.

Comparable branches for the nine months ended September 30, 2008 reported a gross margin of 34.1% versus 33.1% in the comparable prior year period, with the improvement in 2008 resulting from stronger results in the majority of states.

Regional and Corporate Expenses. Regional and corporate expenses increased $3.1 million from $26.3 million during the nine months ended September 30, 2007 to $29.4 million in the current year period. As noted in the quarterly discussion, the higher level of expenses in 2008 is attributable to higher governmental affairs spending associated with contested states and compensation increases to accommodate inflation.

Interest and Other Expenses. Interest expense totaled $3.3 million during the nine months ended September 30, 2008 compared to interest expense of $367,000 during the nine months ended September 30, 2007. The higher level of interest expense reflects borrowings to fund operations and the special dividend paid to stockholders in December 2007.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2008 was 41.7% compared to 39.7% for the nine months ended September 30, 2007. The increase is primarily due to certain expenses for government affairs that were not deductible for income tax purposes.

Discontinued operations. As noted in the quarterly discussion, we closed 13 of our 32 branches in Ohio during third quarter 2008 primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans.

Summarized financial information for discontinued operations during the nine months ended September 30, 2007 and 2008 is presented below (in thousands):

	Nine Months Ended September 30,
	2007	2008
Total revenues	$1,343	$1,056
Provision for losses	908	729
Other branch expenses	1,031	1,041

Total branch expenses	1,939	1,770

Branch gross loss	(596)	(714)
Other, net	(5)	(562)

Income before income taxes	(601)	(1,276)
Benefit for income taxes	239	504

Loss from discontinued operations	$(362)	$(772)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2008
Cash flows provided by (used for):
Operating activities	$22,423	$15,687
Investing activities	(5,930)	(4,013)
Financing activities	(16,815)	(19,402)

Net decrease in cash and cash equivalents	(322)	(7,728)

Cash and cash equivalents, beginning of year	23,446	24,145

Cash and cash equivalents, end of period	$23,124	$16,417

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of banks, that provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The credit facility expires on December 6, 2012. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions. At this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, dividends to our stockholders, and anticipated share repurchases for the foreseeable future.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $15.7 million, approximately $6.7 million lower than the $22.4 million in comparable 2007. This decrease is primarily attributable to changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the nine months ended September 30, 2008 was $4.0 million, which consisted of approximately $3.8 million for capital expenditures and approximately $205,000 for acquisition costs. The capital expenditures included $1.6 million for the purchase of an auto sales facility, which included three buildings and approximately 1.6 acres of land, $485,000 to open nine de novo branches in 2008, $906,000 for renovations to existing and acquired branches, $547,000 for technology and other furnishings at the corporate office and $340,000 for other expenditures. Net cash used by investing activities for the nine months ended September 30, 2007 was $5.9 million, which primarily consisted of approximately $2.4 million for capital expenditures and approximately $3.6 million in acquisition costs. The capital expenditures included $353,000 to open de novo branches in 2007, $939,000 for renovations to existing and acquired branches, $930,000 for technology and other furnishings at the corporate office, and $140,000 for other expenditures.

Cash used for financing activities for the nine months ended September 30, 2008 was $19.4 million, which primarily consisted of $27.3 million in repayments of indebtedness under the credit facility, $3.0 million in repayments on the term loan and $11.9 million for the repurchase of 1.5 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $25.1 million under the credit facility. Cash used for financing activities for the nine months ended September 30, 2007 was $16.8 million, which primarily consisted of $16.3 million in repayments of indebtedness under the credit facility, dividend payments to stockholders totaling $5.9 million and share repurchases of approximately 832,000 shares of our common stock for $12.0 million. These items were partially offset by proceeds received from borrowings under our credit facility totaling $15.5 million to fund operations and proceeds from the exercise of stock options by employees.

Future Capital Requirements. On November 4, 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. Together with this regular quarterly dividend, the board of directors declared a special cash dividend of $0.10 per common share. The quarterly dividend and special dividend are payable on December 2, 2008 to stockholders of record as of November 20, 2008. We estimate that the total amount of the dividends will be approximately $2.7 million.

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

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2005, 2006 and 2007, we had de novo unit branch growth of 46.9%, 8.6% and 3.3%, respectively. In addition, we acquired 10 branches in 2005, 51 branches in 2006 and 13 branches in 2007. We expect to open from 5 to 10 payday loan branches in 2009. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of branch growth, assuming no material acquisitions in 2009.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2006 and 2007, we opened 66 de novo branches. The average cost of capital expenditures for these new branches was approximately $56,000 per branch.

On March 11, 2008, our board of directors increased our $40 million common stock repurchase program to $60 million. As noted above, we repurchased $11.9 million of our common stock during first nine months of 2008, which leaves approximately $10.0 million that may yet be purchased under the current program. We will continue to weigh common stock repurchase opportunities with other capital allocation alternatives based on liquidity, total capital available, existing debt covenants and stock price fluctuations.

We had two buy-here, pay-here automobile lots opened as of September 30, 2008 and we opened a third lot in October 2008. In addition, we plan on opening from three to five additional lots during 2009. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires accumulation of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy-here, pay-here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to three year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. The current Arizona payday loan statutory authority expires by its terms in July 2010.

Concentration of Risk. Our branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 8%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2008. Our branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 29%, 12%, 11%, 8%, 6% and 6%, respectively, of total branch gross profit for the nine months ended September 30, 2008. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms in July 2010.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2007, and September 30, 2008, consumers had total loans outstanding with the lender of approximately $3.1 million and $3.3 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and September 30, 2008.

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

On September 5, 2008, one of our subsidiaries was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of our California subsidiary. Ms. Winters alleges that our subsidiary violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that our subsidiary improperly charged California consumers a fee to extend or “roll over” their loan transactions, that our subsidiary did not have authority to deduct funds electronically, and that our subsidiary’s use of a class action waiver in its loan agreements is unconscionable. On October 29, 2008, our California subsidiary filed its answer, denying all allegations. It also filed a claim against Ms. Winters for failing to pay her final loan. Because this case is in its preliminary stages, it is unlikely any ruling on the merits of the claims will occur until late 2009 or later.

There have been no material developments in the third quarter 2008 in any cases material to the Company as reported in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	28,300	$8.25	28,300	$10,527,449
August 1 – August 31	34,332	7.89	34,332	10,256,527
September 1 – September 30 (a)	31,577	7.29	31,341	10,028,370

Total	94,209	$7.80	93,973	$10,028,370

(a)	Stock repurchase of 236 shares in September 2008 was made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On March 11, 2008, our board of directors increased the authorization limit of our common stock repurchase program to $60 million and extended the program through June 30, 2009. As of September 30, 2008, we have repurchased 4.4 million shares at a total cost of approximately $50.0 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 7, 2008.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)