Form 10-K
period 2008-12-31
QC Holdings, Inc.
filed 2009-03-13
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9401 Indian Creek Parkway, Suite 1500

Overland Park, Kansas 66210

913-234-5000

(Address, including zip code, and telephone number of registrant's principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2008 was $28.8 million.

Shares outstanding of the registrant's common stock as of February 28, 2009: 17,488,825

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Index of Exhibits (94 through 96)

Total numbers of pages included are 96

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2008

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

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in 1998 under Kansas laws and have provided various retail consumer products and services during our 24-year history. As of December 31, 2008, we operated 585 branches, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc, QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Financial Services of North Carolina, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We entered the payday loan industry in 1992, and believe that we were one of the first companies to offer the payday loan product in the United States. We have served the same customer base since 1984, beginning with a rent-to-own business and continuing with check cashing services in 1988. We sold our rent-to-own branches in 1994.

Since 1998, we have been primarily engaged in the business of providing payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. To repay the cash advance, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection.

We also provide other consumer financial products and services, such as installment loans, check cashing services, title loans, credit services, open-end credit, money transfers, money orders and used automobile sales and finance. Our loans and other services are subject to state regulations, which vary from state to state, as well as to federal and local regulations, where applicable.

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

Over the last five years, we have grown from 294 branches to 585 branches through a combination of acquisitions and new branch openings. During this period, we opened 306 de novo branches, acquired 104 branches and closed 119 branches. In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 585 at December 31, 2008. The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2004.

	2004	2005	2006	2007	2008
Beginning branch locations	294	371	532	613	596
De novo branches opened during year	54	174	46	20	12
Acquired branches during year	29	10	51	13	1
Branches closed during year	(6)	(23)	(16)	(50)	(24)

Ending branch locations	371	532	613	596	585

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

In September 2007, we purchased certain assets from an automobile retailer and finance company focused exclusively in the buy-here, pay-here segment of the used vehicle market in connection with our ongoing efforts to evaluate alternative products that serve our customer base. During 2008, we opened two additional buy-here, pay-here lots. As of December 31, 2008, we were operating one buy-here, pay-here location in Missouri and two in Kansas.

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy-here, pay-here businesses. During 2009, we expect to open approximately 5 to 10 de novo payday focused branches. In January 2009, we acquired the assets related to two automobile sale and finance locations in Missouri.

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

During third quarter 2008, we closed 13 of our 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In addition, we closed 11 of our lower performing branches in various other states during 2008 by consolidating those branches into nearby branches.

During 2007, we closed 34 of our lower performing branches in various states (the majority of which were consolidated into nearby branches), and we terminated the de novo process on eight branches that were never opened. In addition, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum, which translates to a fee of approximately $1.38 per $100 borrowed. As a result of the new law, we closed our eight branches in Oregon during third quarter 2007.

In October and November 2005, we closed all of our 19 branches in North Carolina. Our decision to close these branches reflected the difficult operating environment in North Carolina associated with our role as a marketing and servicing provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC). Prior to the FDIC issuing the revised Payday Lending Guidelines in March 2005, which significantly limited our North Carolina customer’s ability to borrow, and our subsequent decision to close our North Carolina branches, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where regulatory changes have occurred. To the extent that we close branches during 2009, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Industry Background

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. The growth of the payday loan industry has followed and continues to be significantly affected by payday lending legislation and regulation in various states and nationally. We believe that the payday loan industry is fragmented, with the 10 largest companies operating less than one-half (approximately 10,100 branches) of the total industry branches. After a number of years of growth, the industry has contracted slightly in the last two years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches.

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

Buy-Here, Pay-Here Industry

The market for used car sales in the United States is significant. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. We operate in the buy-here, pay-here segment of the independent used car sales and finance market. Buy-here, pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, which is an important feature to individuals who may not have a checking account.

Our Services

Our primary business is offering payday loans through our network of branches. In addition, we continue to offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We also operate in the buy-here, pay-here segment of the used automobile market. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2006	2007	2008	2006	2007	2008
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$151,561	$180,617	$181,328	88.4%	85.4%	79.6%
Installment loan fees	2,679	10,127	19,034	1.6%	4.8%	8.4%
Credit service fees	3,602	7,433	8,827	2.1%	3.5%	3.9%
Check cashing fees	6,599	6,252	5,747	3.8%	2.9%	2.5%
Title loan fees	4,756	4,244	3,685	2.8%	2.0%	1.6%
Buy-here, pay-here revenues		285	6,120		0.1%	2.7%
Other fees	2,252	2,649	3,004	1.3%	1.3%	1.3%

Total	$171,449	$211,607	$227,745	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from us, a customer must complete a loan application, provide a valid identification, maintain a personal checking account, have a source of income sufficient to loan some amount to the customer, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee, which varies by state. State laws typically limit fees to a range of $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. Loans generally mature in two to three weeks, on or near the date of a customer’s next payday. Our agreement with customers provides that we will not cash their check until the due date of the loan. The customer’s debt to us is satisfied by:

•	payment of the full amount owed in cash in exchange for return of the customer’s check;

•	deposit of the customer’s check with the bank and its successful collection;

•	automated clearing house (ACH) payment; or

•	where applicable, renewal of the customer’s loan after payment of the original loan fee in cash.

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the CFSA and offer no more than four consecutive renewals per customer after the initial loan. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal. If a customer is unable to meet his or her current repayment for a payday loan, the customer may qualify for an extended payment plan (EPP). In most states, the terms of our EPP conform to the CFSA Best Practices and guidelines. Certain states have specified their own terms and eligibility requirements for an EPP. Generally, a customer may enter into an EPP once every 12 months, and the EPP will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into an EPP more frequently. We will not engage in collection efforts while a customer is enrolled in an EPP. If a customer misses a scheduled payment under the EPP, our personnel may resume normal collection procedures. We do not offer an EPP for our installment loans, nor does the third party lender in Texas offer an EPP to its customers.

During 2008, approximately 89.8% of our payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 10.2% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 33.7% of items presented to the bank were collected and approximately 66.3% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 6.8% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2008, our efforts resulted in approximately 49.3% collection of the returned items, which includes the sale of older debt for approximately $624,000. As a result, our overall provision for loan losses during 2008 was approximately 4.1% of total volume. On average, our overall provision for loan losses has historically ranged from 2% to 5% of total volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2008, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 16 days for each of the years ended December 31, 2006, 2007 and 2008.

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

Other Products and Services

We also offer other consumer financial services, such as installment loans, check cashing services, title loans, credit services, open-end credit, money transfers and money orders. In 2008, we operated three locations that are focused exclusively on the buy-here, pay-here segment of the used automobile market. Together, these other financial services constituted 11.6%, 14.6% and 20.4% of our revenues for the years ended December 31, 2006, 2007 and 2008, respectively. The increase as a percentage of revenues reflects new product offerings of credit services in our Texas branches in September 2005, installments loans in our Illinois branches beginning in the second quarter 2006 and in our New Mexico branches beginning in September 2007 and the opening of our buy-here, pay-here locations in late 2007 and 2008.

We currently offer installment loans to customers in 64 branches (located in Illinois, New Mexico, Arizona and Montana). The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2008 was approximately $515.

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

We offered check cashing services in 353 of our 585 branches as of December 31, 2008. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 3.0%, 2.8% and 2.7% of the face amount of the check in 2006, 2007 and 2008, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We had three buy-here, pay-here car locations as of December 31, 2008. As an operator of buy-here, pay-here locations, we sell and finance used cars to individuals who may or may not have a bank account, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs. We provide a limited warranty on most of the vehicles we sell. We provide financing to substantially all of our customers who purchase a vehicle at one of our buy-here, pay-here locations. Our finance contract typically includes a down payment or a trade in allowance ranging from $200 to $2,000 and an average term of 27 months. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for buy-here, pay-here loans originated during 2008 was approximately $8,600.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 162 branches as of December 31, 2008.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 320,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer Western Union money orders.

In April 2008, Virginia passed a new law (effective January 1, 2009) that severely restricts our ability to offer payday loans profitably. As a result of the new law, we began offering an open-end credit product to our customers in Virginia beginning in December 2008. The open-end credit product is very similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. Further, we are responsible for providing the borrower with a monthly statement and we require the borrower to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

Locations

The following table shows the number of branches by state that were open as of December 31 from 2004 to 2008 and the current fee rate charged to customers within each state for a $100 advance.

	Fee(a)	2004	2005	2006	2007	2008
Alabama	$17.50	7	13	13	12	12
Arizona	17.65	31	39	40	39	39
California	17.65	59	90	91	82	81
Colorado	20.00	8	9	11	11	11
Idaho	20.00	9	12	14	13	14
Illinois(b)	15.50	26	26	22	24	24
Indiana	15.00	6	8	7	1	1
Kansas	15.00	12	21	24	23	21
Kentucky	17.65	11	13	13	13	13
Louisiana	20.12	4	5	4	4	4
Mississippi	21.95	7	7	7	7	7
Missouri	18.00	61	93	97	101	107
Montana	20.00		2	3	3	4
Nebraska	17.65		8	12	11	9
Nevada	20.00	4	4	5	9	9
New Mexico(b)	15.50	19	20	21	21	20
North Carolina(c)	18.00	21
Ohio(d)	1.07		27	31	32	18
Oklahoma	15.00	25	25	24	23	23
Oregon(e)	13.00	5	11	11
South Carolina	15.00	8	11	62	62	62
Texas(f)	20.00		18	26	27	27
Utah	20.00	12	19	19	19	19
Virginia	15.00	17	20	23	23	22
Washington	15.00	12	24	26	29	31
Wisconsin	22.00	7	7	7	7	7

Total		371	532	613	596	585

(a)	Represents the payday loan fee for the first $100 advance for 14 days as of December 31, 2008. See additional information for branches in Illinois, New Mexico, North Carolina, Ohio, Oregon and Texas in notes (b), (c), (d), (e) and (f). Some states have lower fees for loans in excess of $100.

(b)	In our branches in Illinois and New Mexico, we primarily provide installment loans to customers. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year. The fee charged for an installment loan varies based on the amount and term of the loan.

(c)	Represents the fee charged by the lending bank. All branches in North Carolina were closed in October and November 2005 and the agreement with the lending bank was terminated.

(d)	Represents payday loan fee only. Branches also provide check cashing services to customers for which we earn a fee.

(e)	Represents the fee charged for a $100 advance with a minimum loan term of 31 days. During 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result, we closed our eight branches located in Oregon.

(f)	Represents the fee charged by our credit services organization subsidiary for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

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

Branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 7%, 6% and 5%, respectively, of total revenues for the year ended December 31, 2008. Branches located in the states of Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 30%, 12%, 11%, 7%, 6% and 6%, respectively, of total branch gross profit for the year ended December 31, 2008.

We are subject to regulation by federal and state governments that affects the products and services we provide, particularly payday loans. In 2008, we joined with other short-term loan companies to support a ballot initiative in Arizona to remove the sunset provision from that state’s existing payday law and to put into place a series of consumer friendly reforms. The voters of Arizona did not approve the ballot initiative and as a result, the current payday loan statutory authority in Arizona expires by its terms in June 2010. We are currently evaluating alternative products for our customers in Arizona.

Comparable Branches, De Novo Branch Economics and Acquisitions

We evaluate our branches based on revenue growth and branch gross profit, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2007 and 2008 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2007	2008	% Change	2007	2008
		(in thousands)			(in thousands)
Pre - 1999	33	$26,794	$24,987	(6.7)%	$68	$63
1999	39	19,858	20,105	1.2%	42	43
2000	46	21,066	21,353	1.4%	38	39
2001	31	14,359	14,521	1.1%	39	39
2002	52	21,704	22,056	1.6%	35	35
2003	43	17,552	17,203	(2.0)%	34	33
2004	69	20,827	22,271	6.9%	25	27
2005	147	39,535	44,946	13.7%	22	25
2006	89	21,938	25,306	15.4%	21	24
2007	23	3,451	6,296	82.4%	13	23
2008	13		1,410			9

Sub-total	585	207,084	220,454	6.5%	$29	$31

Closed branches(a)		4,140	1,061
Buy-here, pay-here		285	6,120
Other		98	110

Total		$211,607	$227,745	7.6%

(a)	Amounts for closed branches do not include revenue from Ohio branches that are reported as discontinued operations.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the years ended December 31, 2007 and 2008 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio %
		2007	2008	2007	2008	2007	2008
		(in thousands)
Pre - 1999	33	$12,203	$11,860	45.5%	47.5%	25.2%	21.2%
1999	39	7,230	7,388	36.4%	36.7%	24.1%	22.7%
2000	46	8,017	7,493	38.1%	35.1%	24.9%	28.9%
2001	31	6,017	6,013	41.9%	41.4%	22.5%	22.8%
2002	52	9,069	8,733	41.8%	39.6%	22.2%	24.2%
2003	43	7,008	6,546	39.9%	38.1%	23.6%	23.6%
2004	69	6,876	7,627	33.0%	34.2%	19.4%	19.8%
2005	147	6,132	10,015	15.5%	22.3%	32.8%	30.1%
2006	89	3,508	5,486	16.0%	21.7%	34.6%	32.2%
2007	23	(540)	221	(15.6)%	3.5%	50.5%	43.4%
2008	13	(6)	(118)		(8.4)%		32.2%

Sub-total	585	65,514	71,264	31.6%	32.3%	26.7%	26.3%

Closed branches(a)		(2,484)	(523)
Buy-here, pay-here		(29)	(570)	(10.2)%	(9.3)%	22.9%	37.1%
Other(b)		2,419	384

Total		$65,420	$70,555	30.9%	31.0%	25.1%	25.5%

(a)	Amounts for closed branches do not include gross losses from Ohio branches that are reported as discontinued operations.

(b)	Includes the sale of older debt for approximately $2.1 million and $624,000 for the years ended December 31, 2007 and 2008, respectively.

Comparable Branches

We define comparable branches as those branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2008 have been open at least 24 months. We evaluate changes in comparable branch financial metrics on a routine basis to assess operating efficiency. During 2008, our revenues from comparable branches increased by 4.5%. This increase is primarily attributable to the acceleration of revenues associated with the 2005 and 2006 groups of branches, which improved 14.3% to $70.3 million in 2008 compared to $61.5 million for 2007. During 2007, our revenues from comparable branches increased by 14.7% primarily due to growth in revenues from branches added during 2005.

The following table summarizes certain financial information for our comparable branches:

2007 to 2008:	2007	2008
	($ in thousands)
Total number of comparable branches	549	549
Total revenues	$203,633	$212,748
Average revenue per comparable branch	371	388
Total provision for losses	53,598	54,832
Branch gross profit	66,060	71,161
Loss ratio	26.3%	25.8%
Branch gross margin	32.4%	33.4%

De Novo Branches

Since 1998, 65% of our growth has occurred through opening 441 de novo branches. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. We monitor newer branches for their progress to profitability and loan growth.

The following table summarizes the ramp up of revenues for our de novo branches opened since January 1, 2000, during their initial months of operation. For additional information on de novo branches, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Year Opened	Number of Branches	Average Cumulative Revenues for Initial Months of Operations
		First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$51	$178	$343	$532	$953	$1,463
2001	22	68	195	362	550	974	1,460
2002	48	75	223	405	609	1,062	1,458
2003	43	50	157	303	479	854	1,249
2004	43	51	161	291	424	734	1,083
2005	138	36	112	210	331	620
2006	39	46	144	272	418
2007(a)	16	41	130	233
2008(b)	12	53

(a)	For First 18 Months, calculation is only for the 12 branches that were open for the whole 18 months.

(b)	For First 6 Months, calculation is only for the 9 branches that were open for the whole 6 months.

The following table summarizes the development of our branches with respect to gross profits for our de novo branches during their initial months of operation.

Year Opened	Number of Branches	Average Cumulative Gross Profit (Loss) for Initial Months of Operations
		First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$(20)	$13	$74	$156	$326	$556
2001	22	(42)	(19)	39	115	312	537
2002	48	(23)	18	96	184	372	522
2003	43	(43)	(26)	11	62	197	358
2004	43	(46)	(43)	(17)	20	124	249
2005	138	(54)	(71)	(68)	(52)	4
2006	39	(65)	(74)	(65)	(45)
2007(a)	16	(87)	(123)	(141)
2008(b)	12	(37)

(a)	For First 18 Months, calculation is only for the 12 branches that were open for the whole 18 months.

(b)	For First 6 Months, calculation is only for the 9 branches that were open for the whole 6 months.

Acquisitions

From 1998 through 2008, we acquired 241 branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. During 2007, we acquired 13 branches and certain assets for a total of $3.2 million. In connection with an acquisition of eight branches in Missouri, we closed six of the branches acquired and transferred the receivable balances to our existing locations. Effective December 1, 2006, we acquired all the issued and outstanding membership interests in ECA for approximately $16.3 million, net of cash acquired. ECA operates 50 payday loan branches in South Carolina. We intend to continue to evaluate acquisition opportunities presented to us for the potential to provide immediate cash flow and market share, to leverage our current field and corporate management structure and to add experienced managers and employees.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing function is focused on strategically positioning us as a leader in the payday lending marketplace. Our marketing department oversees direct mail offerings to current, former and prospective customers, as well as engages in building and supervising branch-level marketing programs. Branch-level efforts include flyers, coupons, special offers, local direct mail, radio, television or outdoor advertising. In conjunction with marketing partners, we develop promotional materials, and maintain a considerable presence in Yellow Page directories throughout the country. In addition, we spent $1.5 million during 2007 and $686,000 during 2008 as a part of a national public education and awareness program developed by the CFSA to promote responsible borrowing and lending practices.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, record keeping and reporting. We have one primary point-of-sale system utilized by the significant majority of our branches as of December 31, 2008. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia branches, we utilize a second point-of-sale system that can accommodate the open-end credit product. For our buy-here, pay-here locations, we implemented a separate system that manages the automobile business.

Our systems provide our branches with customer information and history to enable our customer service representatives to perform transactions in an efficient manner. The integration of our primary system allows for the accurate and timely reporting of information for corporate and field administrative staff. Information is distributed from our point-of-sale system to our corporate accounting systems to provide for daily reconciliation and exception alerts.

On a daily basis, transaction data is collected at our corporate headquarters and integrated into our management information systems. These systems are designed to provide summary, detailed and exception information to regional, area and branch managers as well as corporate staff. Reporting is separated by areas of operational responsibility and accessible through internet connectivity.

Security

The principal security risks to our operations are theft or improper use of personal consumer data, robbery and employee theft. We have put in place extensive branch security systems, technology security measures, dedicated security personnel and management information systems to address these areas of potential loss.

We store and process large amounts of personally identifiable information, consisting primarily of customer information. We utilize a range of technology solutions and internal controls and procedures, including data encryption, two factor authentication, secure tunneling and intrusion prevention systems, to protect and restrict access to and use of personal consumer data.

To protect against robbery, the majority of our branch employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each branch include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Because we have high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate response to irregularities are critical. We have an internal auditing department that, among other things, performs periodic unannounced branch audits and cash counts at randomly selected locations. We self-insure for employee theft and dishonesty at the branch level.

Competition

Payday Loan Industry

We believe that the primary competitive factors in the payday loan industry are branch location and customer service. In addition to storefront payday loan locations, we also currently compete with services such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have.

Buy-Here, Pay-Here Industry

The used automobile retail industry is highly competitive and fragmented. We compete principally with other independent buy-here, pay-here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. We compete for both the purchase and resale of used vehicles.

We believe the principal competitive factors in the sale of our used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) limited warranty and (vi) customer service. We believe that our buy-here, pay-here locations are competitive in each of these areas.

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

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. In 2008, Ohio legislators passed a law that effectively precludes payday loans by placing a 28% cap on payday loans, which is equivalent to a fee of approximately $1.07 per $100 borrowed. In October 2007, a new federal law prohibited loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation has the practical effect of banning payday lending to the military. In Oregon, a ballot initiative added a provision to the state constitution that also placed a 36% cap on payday loans, which went into effect July 1, 2007, effectively banning payday loans in Oregon as of that date. Similarly, payday loan legislation in Illinois, which took effect in December 2005, had the practical effect of severely limiting payday loans in that state.

We continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. For example, it requires an approximate fee of $10 to $11 per $100 borrowed to operate a storefront location, exclusive of consideration of losses. As a result, in states where a 36% cap is mandated, without additional fees, we are unable to operate at a profit. These types of legislative or regulatory actions have had and in the future could have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to expand.

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

Regulation of Check Cashing

We are subject to regulation in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. Some states require fee schedules to be filed with the state, while others require the conspicuous posting of the fees charged for cashing checks at each branch. In other states, check cashing companies are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each of the states or other jurisdictions in which such a filing is required. To the extent those states have adopted ceilings on check cashing fees, the fees we currently charge are at or below the maximum ceiling.

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet minimum bonding and/or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate 81 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the recipient of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Buy-here, pay-here regulation

Each of our automobile sale locations is licensed to sell automobiles by the state of Kansas or Missouri, as applicable. In addition, state laws limit the maximum interest rate we can charge consumers on the automobile loans. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that Act, as well as the disclosure requirements of certain state statutes (which are usually similar or equivalent to those federal disclosure requirements). Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states. The limited warranties we provide on most of the used automobiles we sell are subject to federal regulation under the Magnuson-Moss Warranty Act. That law governs the disclosure requirements for warranty coverage and our duties in honoring those warranties.

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments for cash amounts between $3,000 and $10,000. The records maintained must contain certain information about the purchaser, with different requirements for transactions involving customers with deposit accounts and those without deposit accounts. The rule states that no sale may be completed unless the required information is obtained. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

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

The USA PATRIOT Act includes a number of anti-money laundering measures designed to prevent the banking system from being used to launder money and to assist in the identification and seizure of funds that may be used to support terrorist activities. The USA PATRIOT Act includes provisions that directly impact check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs to identify accurately the individual conducting the transaction and to detect and report money-laundering activities to law enforcement. We have established various procedures and continue to monitor and evaluate any such transactions and believe we are in compliance with the USA PATRIOT Act.

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

Employees

On December 31, 2008, we had 2,015 employees, consisting of 1,757 branch personnel, 128 field managers and 130 corporate office employees.

We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. We do not have any employees that operate under a collective bargaining agreement.

Available Information

We file annual and quarterly reports, proxy statements, and other information with the United States Securities and Exchange Commission, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system (EDGAR) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and our proxy statement on our website at www.qcholdings.com as soon as reasonably practical after each filing has been made with, or furnished to, the SEC. The SEC filings and additional information about QC Holdings, Inc. can be obtained under the "Investment Center" section of our website. The contents of these websites are not incorporated into this report. Further, our references to the URL’s for these websites are intended to be inactive textual references only.

ITEM 1A.	Risk Factors

The payday loan industry is highly regulated under state laws. Changes in state laws governing lending practices could negatively affect our business.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2008, 34 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 16 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn with an annual percentage rate of 36% or lower, which makes offering the payday product in those particular states unprofitable. During 2008, we made payday loans directly in 23 of these 34 states. In addition, in September 2005, we began doing business in Texas as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states in which we operate or operated that prohibits or severely restricts payday loans. For example, legislation that prohibits or severely restricts payday loans has been adopted in Ohio (2008), Virginia (2008), New Mexico (2007), Oregon (2006 via a ballot initiative) and Illinois (2005). In recent years, including 2008, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws (with a sunset of July 2012 for the current Mississippi law and a sunset of June 2010 for the current Arizona law) that require renewal of the laws by the state legislatures at periodic intervals. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states have in the past and could in the future have a material and adverse effect on our revenues and earnings.

Changes in state regulations or interpretations of state laws and regulations governing lending practices could negatively affect our business and the costs of regulatory compliance are increasing.

Statutes authorizing payday loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Furthermore, to the extent that a state determined that our lack of compliance warranted termination of our license, we would be precluded from operating in that state and may be required to report that license termination to other states pursuant to notification requirements or upon the licensing renewal process in those other states.

States have generally increased their regulatory and compliance requirements for payday loans in recent years, and our branches are subject to examination by state regulators in most states. We have taken or been required to take certain corrective actions as a result of self-audits or state audits of our branches and the level of regulation and compliance costs have increased and we anticipate that they will continue to increase.

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

Future interpretations of state law in other jurisdictions or promulgation of regulations or new interpretations, similar to the prior actions in New Mexico or the ruling by the North Carolina Commissioner of Banks, could have an adverse impact on our ability to offer payday loans in those states and an adverse impact on our earnings.

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

Additionally, anti-payday loan legislation, including 36% interest rate cap bills that would effectively prohibit payday lending, has been introduced in the U.S. Congress periodically. The Barack Obama presidential campaign platform also included support for a nationwide 36% interest rate cap. Earlier federal efforts culminated in federal legislation in 2006 that limits the interest rate and fees that may be charged on any loans, including payday loans, to any person in the military to 36% per annum. The military lending prohibition became effective October 1, 2007 and effectively bans payday lending to members of the military or their families. Future federal legislative or regulatory action that restricts or prohibits payday loans could have a material adverse impact on our business, results of operations and financial condition, and a 36% interest rate cap or similar federal limit, without the inclusion of meaningful fees, would effectively require us to cease our payday loan operations nationally.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. In recent years, we have experienced a higher number of purported class action lawsuits by our customers against us. We presently have pending against us purported class action lawsuits in North Carolina, Missouri, South Carolina and California, as described under Item 3, “Legal Proceedings.” The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of these pending lawsuits is time consuming and expensive, and the defense of these or future lawsuits or proceedings, even if we are successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Our branches operate in 24 states. For the year ended December 31, 2008, revenues from our branches located in Missouri, California, Arizona, South Carolina, Kansas, and Illinois represented approximately 63% of our total revenues. Revenues from Missouri and California represented 24% and 13%, respectively, of our total revenues for the year ended December 31, 2008. For the year ended December 31, 2008, gross profit from our branches located in Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 72% of our total branch gross profit. Gross profit from Missouri and Arizona represented 30% and 12%, respectively, of our total branch gross profit for the year ended December 31, 2008. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition. Additionally, the current payday loan statute in Arizona is subject to a sunset in June 2010, which if not extended will preclude payday lending in Arizona after that time.

The financial performance of our branches in our leading states has been affected from time to time by changes in laws or regulations in those states. A state may drop from our top five revenue or gross profit states merely as a result of changes in state laws or regulations and without a significant change in the number of branches in a state. This has previously occurred with New Mexico and Illinois. In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100 borrowed to $15.50 per $100. In addition, the legislation in New Mexico restricts the number of loans a customer may have and prohibits immediate loan renewals. In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged from $20.32 per $100 every two weeks to $15.50 per $100 every two weeks. The legislation in Illinois also included restrictions on the number of transactions a customer may have and the amount that can be borrowed.

We currently have purported class action lawsuits pending against us in North Carolina, Missouri, California and South Carolina. See the additional discussion in Item 3 “Legal Proceedings” of this report. An adverse outcome in any one of these matters could materially and adversely affect our financial condition and results of operations.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, installment loans, credit services, open-end credit, money transfers and money orders, which accounted for approximately 17.7% of our revenues in 2008. We have recently begun to expand into the buy-here, pay-here automobile business, but those revenues accounted for less than 3% of our total revenue in 2008. The revenues in our payday loan business are growing at a slower rate in recent years than in the past, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Our inability to introduce or manage new products efficiently and profitably could have a material adverse effect on our business, results of operations and financial condition.

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in 2006 and 2007, we began offering installment loans in Illinois and New Mexico, respectively; in October 2007, we opened our first buy-here, pay-here automobile sale and finance lot; and in December 2008, we began offering an open-end credit product in Virginia. New products in Illinois, New Mexico and Virginia have been in response to changes in payday loan laws in those states making payday lending unprofitable, and therefore not economically feasible, under current state law or regulations in those states. We also intend to introduce additional services and products in the future in order to continue to diversify our business. In order to offer new products and to enter into new businesses, we may need to comply with additional regulatory and licensing requirements. Each of these new product and businesses is subject to risk and uncertainty and require significant investment of time and capital, including additional marketing expenses, legal costs, acquisition costs and other incremental start-up costs. Due to our lack of experience in offering certain new products and businesses, we may not be successful in identifying or introducing any new product or business in a timely or profitable manner. Furthermore, we cannot predict the demand for any new product or service. Our failure to introduce a new product or service efficiently and profitably or low customer demand for any of these new products or services, could have a material adverse effect on our business, results of operations and financial condition.

General economic conditions affect our revenues and loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown. The effect on our business of the current credit crisis and economic recession is still largely unknown.

Provision for losses is one of our largest operating expenses, constituting 25.5% of total revenues for the year ended December 31, 2008, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. Any changes in economic factors that adversely affect our customers could result in a higher loan loss experience than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe our loan losses increased during the second half of 2007 as a result of the turmoil in the sub-prime lending markets and its ripple effect throughout the United States economy. As another example, we believe that our loan loss experience in third quarter 2005 was adversely affected as a result of an increase in customer bankruptcies prior to a significant change in the bankruptcy laws in October 2005. Similar difficult financial and economic markets and conditions could increase our loan losses and adversely affect our results of operations and financial condition.

While our provision for losses in fourth quarter 2008 was only somewhat higher than our provision in fourth quarter 2007, we believe it is still too early to predict the long-term impact of the current national credit crisis and economic recession on our customers and on our business. We experienced lower payday loan demand in 2008 than initially expected, which we believe is attributable in part to the reports nationally of overall consumer efforts to reduce debt. We believe our customers are more sophisticated than portrayed in the media by certain consumer groups and that our customers restrict borrowings in circumstances when risk of non-repayment is increased. We believe this has occurred when gasoline prices have spiked at various times over the last two years and has occurred in fourth quarter 2008 due to the national credit crisis. As a result, an extended declining and weakened economy may result in reduced revenues and higher losses, thereby affecting our results of operations, cash flows and financial condition.

If the national financial crisis continues, potential disruptions in the credit markets may negatively affect the availability and cost of short-term borrowing under our credit facility, which could adversely affect our results of operations, cash flows and financial condition.

Disruptions in the capital and credit markets, as have been experienced in 2007, 2008 and 2009, could adversely affect our ability to draw on our $45 million bank revolving credit facility. As of December 31, 2008, we had approximately $24.8 million drawn on our revolving credit facility. We borrow on our revolving credit facility (and pay down that facility) from time to time to fund fluctuations in our loans receivable and to fund smaller acquisitions and general business operations. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volume of borrowing requests from us and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our existing revolving credit facility on favorable terms, if at all. Our current revolving credit facility matures on December 6, 2012. The lack of availability under, or the inability to subsequently refinance, our revolving credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash, including cash dividends on our common stock and our stock repurchase program.

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

The borrowings under the term loan were used to fund a $48.5 million special cash dividend to stockholders on December 27, 2007, which increased our leverage and reduced our financial flexibility. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis and to fund the scheduled amortization repayments under the term loan, we have limited cash balances (other than cash balances needed at the branch level), and we expect that a substantial portion of our liquidity needs, including amounts to pay future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2008, we had approximately $20.2 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to sell equity or raise additional debt due to the current financial crisis, the price of our common stock or other factors, our ability to finance our current operations would likely be adversely affected.

Our revolving credit facility contains restrictions and limitations that could significantly affect our ability to operate our business.

Our revolving credit facility contains a number of significant covenants that could adversely affect our business. These covenants restrict our ability, and the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	create liens;

•	effect mergers or consolidations;

•	make investments, acquisitions or dispositions;

•	pay dividends, repurchase stock or make other payments; and

•	enter into certain sale and leaseback transactions.

As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our corporate strategies. Our obligations under the credit facility are guaranteed by each of our existing and future domestic subsidiaries. The borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit facility are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our credit facility and any other then existing debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

The breach of any covenant or obligation in our credit facility will result in a default. If there is an event of default under our credit facility, the lenders could cause all amounts outstanding thereunder to be due and payable. This could trigger cross-defaults under any other debt we may then have outstanding. If we are unable to repay, refinance or restructure our indebtedness under our credit facility when it comes due, at maturity or upon acceleration, the lenders could proceed against the collateral securing that indebtedness.

We depend on loans and cash management services from banks to operate our business. If banks decide to stop making loans or providing cash management services to us, it could have a material adverse affect on our business, results of operations and financial condition.

We depend on borrowings under our revolving credit facility to fund loans, capital expenditures, smaller acquisitions, pay cash dividends and other needs. If our current or potential credit banks decide not to lend money to companies in our industry or to us, our ability to borrow at competitive interest rates (or at all), our ability to operate our business and our cash availability would likely be adversely affected.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment and automobile finance loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $6.6 million on December 31, 2008. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions accelerated in 2007 and 2008. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on payday lenders could impact our growth strategy and have a material adverse effect on our business, results of operations and financial condition.

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

Our headquarters is currently located at a single location in Overland Park, Kansas. Our information systems and administrative and management processes are primarily provided to our regions and branches from this location, which could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged the headquarters. While we maintain redundant facilities in Texas with a third-party vendor, any catastrophic event could nonetheless adversely affect our operations and our results of operations.

Improper disclosure of personal data could result in liability and harm our reputation.

We store and process large amounts of personally identifiable information, consisting primarily of customer information. It is possible that our security controls over personal data, our training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

Our business will continue to be affected by a number of factors, including the various risk factors set forth in this section, any one of which could substantially affect our results of operations for a particular fiscal quarter. Our quarterly results of operations can vary due to:

•	fluctuations in payday and installment loan demand;

•	fluctuations in our loan loss experience;

•	regulatory and legislative activity restricting our business;

•	perceptions regarding possible future regulatory or legislative changes to our business; and

•	changes in broad economic factors, such as energy prices, average hourly wage rates, inflation or bankruptcy.

The market price of our common stock may be volatile even if our quarterly results do not fluctuate significantly.

Even if we report stable or increased earnings, the market price of our common stock may be volatile. There are a number of factors, beyond earnings fluctuations, that can affect the market price of our common stock, including the following:

•	the introduction, passage or adoption of state or federal legislation or regulation that could adversely affect our business;

•	the announcement of court decisions adverse to us or our industry;

•	a decrease in market demand for our stock;

•	downward revisions in securities analysts’ estimates or our future earnings;

•	announcements of new products or services developed or offered by us;

•	the degree of customer acceptance of new products or services offered by us; and

•	general market conditions and other economic factors.

The market price of our common stock has been volatile in the past and is likely to be volatile in the future.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

We believe that the primary competitive factors in the payday loan industry are branch location and customer service. In addition to storefront payday loan locations, we also currently compete with services, such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result of competition from our direct competitors and competing products and services, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly Darrin J. Andersen, our President and Chief Operating Officer. We believe that the loss of the services of Mr. Andersen or any or our other senior officers could adversely affect our business. Our efforts to expand into other businesses and product lines also depend upon our ability to attract and retain additional skilled management personnel for those businesses or product lines. We do not have employment agreements with any of our executive officers. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2008, we sustained approximately 35% turnover among our branch managers and approximately 116% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote in excess of 61% of our outstanding common stock as of December 31, 2008. Don Early, our Chairman of the Board and Chief Executive Officer, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 48.2% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2008. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2008, our officers and directors held approximately 10.8 million shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, two of our largest stockholders (Mr. Early and one institutional investor), who collectively own more than 50% of our outstanding shares, have demand registration rights, which permit them to require the company to register all or any part of those shares for resale by those stockholders. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 15,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

In addition, Mr. Early owns approximately 44.2% directly of our outstanding common stock, and his heirs or his estate may be required to sell a significant portion of that stock upon his death. While we maintain $15 million of key man life insurance on Mr. Early, our current credit agreement restricts our ability to use the proceeds of that insurance to repurchase shares from Mr. Early’s heirs or estate without the consent of the bank. If a substantial block of our common stock were sold by Mr. Early’s heirs or estate, it would likely significantly reduce the market price of our common stock.

When our common stock is a “penny stock,” you may have difficulty selling our common stock in the secondary trading market.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or NASDAQ, the equity security also would constitute a “penny stock.” These regulations require the delivery, prior to certain transactions involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required in certain circumstances regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. Since December 2008, our common stock has frequently traded below $5.00 per share and has, from time to time, fallen within the definition of penny stock. Any time that our common stock is classified as a “penny stock” for purposes of these regulations, the ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market will be limited. As a result, the market liquidity for our common stock may be adversely affected by the application of these penny stock rules.

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

In August 2008, we purchased an auto sales facility in Overland Park, Kansas. The facility included three buildings (with a total of 7,982 square feet) and parking spaces on approximately 1.6 acres of land.

ITEM 3.	Legal Proceedings

Missouri. On October 13, 2006, one of our Missouri customers sued us in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. We have not filed an answer, but moved to compel arbitration of this matter. The Court heard oral arguments on our motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, we filed our appeal of the court’s order with the Missouri Court of Appeals. The Court of Appeals heard arguments on November 4, 2008. On December 23, 2008, the Court of Appeals affirmed the decision of the trial court. It ordered the case to arbitration, but struck the class action waiver provision. On January 6, 2009, we asked the Court of Appeals to rehear the matter or, in the alternative, transfer it to the Missouri Supreme Court for rehearing. In February 2009, the Court of Appeals denied this request. We have petitioned the Missouri Supreme Court for rehearing of this matter.

North Carolina. On February 8, 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of our North Carolina branches in fourth quarter 2005. The lawsuit alleges that we violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through our retail locations in North Carolina. The lawsuit alleges that we made the payday loans to the plaintiffs in violation of various state statutes, and that if we are not viewed as the “actual lenders or makers” of the payday loans, our services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law.

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against us, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Courts decision. The trial court will hear additional evidence in the three companion cases before issuing its new ruling. That ruling is not expected before April 2009.

While the three companion cases are pending the trial court’s decision, it is expected that our case will remain stayed. The judge handling the lawsuit against us in North Carolina is the same judge who is handing the three companion cases. We have not had a ruling on the similar pending motions by the plaintiffs and us in our North Carolina case. There is a stay in the North Carolina lawsuit, pending the final outcome in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. Accordingly, there will be no ruling on our motion to enforce arbitration in North Carolina during the pendency of that issue in the three companion cases.

California. On September 5, 2008, one of our subsidiaries was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of our California subsidiary. Ms. Winters alleges that our subsidiary violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that our subsidiary improperly charged California consumers a fee to extend or “roll over” their loan transactions, that our subsidiary did not have authority to deduct funds electronically, and that our subsidiary’s use of a class action waiver in its loan agreements is unconscionable. On October 29, 2008, our California subsidiary filed its answer, denying all allegations. It also filed a claim against Ms. Winters for failing to pay her final loan. Because this case is in its preliminary stages, it is unlikely any ruling on the merits of the claims will occur before late 2009.

South Carolina. On October 30, 2008, one of our subsidiaries was sued in the Fifth Judicial Circuit Court of Common Pleas in South Carolina in a putative class action lawsuit filed by Carl G. Ferrell, a customer of our South Carolina subsidiary. Mr. Ferrell alleges that our subsidiary violated the South Carolina Deferred Presentment Services Act by including an arbitration provision and class action waiver in its loan agreements. Mr. Ferrell alleges further that our subsidiary did not appropriately take into account his ability to repay his loan with our subsidiary, and it is his contention that this alleged failure violates the South Carolina Deferred Presentment Services Act, is negligent, breaches the covenant of good faith and fair dealing, and serves as the basis for a civil conspiracy. Mr. Ferrell makes the same allegations in the same case against several other lenders.

On December 11, 2008, our subsidiary removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between our subsidiary and the proposed class. On December 18, 2008, our subsidiary filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and our subsidiary’s motion to dismiss. On March 6, 2009, the federal court remanded the case to state court. It is our intention to appeal that ruling to the Fourth Circuit Court of Appeals. There has been no ruling on our motion to dismiss, and we do not expect one until the issue of removal is decided.

Other Matters. We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time. We believe the likely outcome of any other pending cases and proceedings will not be material to our business or our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low adjusted closing prices (2007 prices were retroactively adjusted for the special dividend paid on December 27, 2007) for each of the completed quarters since January 1, 2007:

2008	High	Low
First quarter	$10.67	$6.08
Second quarter	9.94	6.87
Third quarter	9.23	5.74
Fourth quarter	7.86	3.79

2007	High	Low
First quarter	$13.83	$10.54
Second quarter	13.23	10.43
Third quarter	13.05	10.52
Fourth quarter	13.15	9.63

The year-end closing prices of our common stock for 2008 and 2007 were $3.79 and $11.25, respectively.

Holders

As of March 2, 2009 there were approximately 174 holders of record and 770 beneficial owners of our common stock.

Dividends

The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Our credit agreement requires us to maintain a Fixed Charge Coverage Ratio (computed in accordance with the credit agreement) of not less than 1.20 to 1.00 for the first three calendar quarters of 2008 and not less than 1.25 to 1.00 for the fourth calendar quarter of 2008 and thereafter. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow amount used in computing our Fixed Charge Coverage Ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. For the year ended December 31, 2008, we paid dividends totaling $5.3 million or $0.30 per share, to our stockholders, including $0.05 special dividend paid on May 23, 2008, a $0.10 special dividend paid on September 4, 2008, and a $.05 regular dividend and a $0.10 special dividend, each paid on December 2, 2008.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2008.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,551,534	$10.53	161,647

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,551,534	$10.53	161,647

As of December 31, 2008, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an option to purchase 200,000 shares of common stock granted to Mr. Robert L. Albin, a former officer of the company. The stock options granted to Mr. Albin were pursuant to a prior consulting agreement with us. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares available under the 2004 Equity Incentive Plan. Securities remaining available for future issuance under our 2004 Equity Incentive Plan may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, restricted stock or other incentive awards of, or based on, our common stock.

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

On March 11, 2008, our board of directors increased our $40 million common stock repurchase program to $60 million and extended the program through June 30, 2009. During 2008, we repurchased 1.5 million shares for approximately $12.3 million. As of December 31, 2008, we have repurchased a total of 4.5 million shares at a total cost of approximately $50.6 million, which leaves approximately $9.4 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	39,179	$7.49	39,179	$9,734,768
November 1 – November 30(a)	31,539	6.39	31,303	9,534,974
December 1 – December 31(a)	35,195	4.90	31,966	9,379,267

(a)	Stock repurchases of 236 shares in November 2008 and 3,229 shares in December 2008 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

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

Company Name / Index	7/16/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
QC Holdings, Inc.	$100.00	$136.86	$82.36	$114.00	$100.86	$35.88
Nasdaq Index	100.00	115.66	118.20	130.33	143.27	84.55
Peer Group	100.00	139.16	97.75	172.69	127.01	90.28

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share and per share data)
Revenues:
Payday loan fees	$106,648	$139,016	$151,561	$180,617	$181,328
Other	11,562	13,771	19,888	30,990	46,417

Total revenues	118,210	152,787	171,449	211,607	227,745

Branch expenses:
Salaries and benefits	25,043	37,880	43,629	46,427	49,441
Provision for losses	24,422	41,368	36,663	53,022	58,184
Occupancy	11,731	18,903	22,244	26,715	26,780
Depreciation and amortization	1,617	3,871	4,821	4,700	4,446
Other	9,499	13,404	15,254	15,323	18,339

Total branch expenses	72,312	115,426	122,611	146,187	157,190

Branch gross profit	45,898	37,361	48,838	65,420	70,555

Regional expenses	6,915	9,364	11,940	12,614	13,075
Corporate expenses	9,743	16,221	19,513	22,813	24,738
Depreciation and amortization	753	856	1,379	2,399	2,931
Interest expense (income), net	451	(476)	(317)	658	4,411
Other expense (income), net	(291)	715	337	2,001	448

Income from continuing operations before income taxes	28,327	10,681	15,986	24,935	24,952
Provision for income taxes	10,790	4,083	6,363	9,802	10,567

Income from continuing operations	17,537	6,598	9,623	15,133	14,385
Discontinued operations, net of income tax	942	(1,219)	(414)	(531)	(806)

Net income	$18,479	$5,379	$9,209	$14,602	$13,579

Earnings (loss) per share(a):
Basic
Continuing operations	$0.98	$0.32	$0.48	$0.79	$0.80
Discontinued operations	0.05	(0.06)	(0.02)	(0.03)	(0.04)

Net income	$1.03	$0.26	$0.46	$0.76	$0.76

Diluted
Continuing operations	$0.91	$0.31	$0.47	$0.78	$0.80
Discontinued operations	0.05	(0.06)	(0.02)	(0.03)	(0.04)

Net income	$0.96	$0.25	$0.45	$0.75	$0.76

Weighted average number of common shares outstanding(a):
Basic	15,863,948	20,507,975	19,980,884	19,282,859	17,877,063
Diluted	16,970,374	21,447,644	20,627,105	19,578,285	17,983,294

Cash dividends declared per share	$0.20		$0.10	$2.80	$0.30

	Year Ended December 31,
	2004	2005	2006	2007	2008
Operating Data:
Branches (at end of period)	371	532	613	596	585
Percentage change in comparable branch revenues from prior year(b)	17.1%	11.4%	(2.6)%	14.7%	4.5%

Payday loans:
Loan volume (in thousands)	$743,811	$985,219	$1,045,250	$1,248,247	$1,288,132
Average loan (principal plus fee)	337.97	361.79	363.32	365.64	370.63
Average fee	50.99	53.83	53.10	52.92	53.62

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,526	$31,640	$23,446	$24,145	$17,314
Loans, interest and fees receivable, less allowance for losses	49,385	52,778	66,018	72,903	73,711
Total assets	118,436	128,139	142,947	149,580	143,042

Current debt			16,300	28,500	33,143
Long-term debt				46,000	37,607
Stockholders’ equity	106,292	110,816	104,788	52,226	49,419

(a)	Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. Through June 30, 2004, we used the two-class method for computing basic and diluted earnings per share to consider the effect of the mandatory stock redemption under a stockholders agreement between the Company and two principal stockholders.

The following table presents the computations of basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share and per share data)
Income from continuing operations	$17,537	$6,598	$9,623	$15,133	$14,385
Less: dividend and participation rights associated with mandatory stock redemption(i)	(2,025)

Income from continuing operations available to common stockholders	$15,512	$6,598	$9,623	$15,133	$14,385

Discontinued operations, net of income tax	$942	$(1,219)	$(414)	$(531)	$(806)
Less: dividend and participation rights associated with mandatory stock redemption(i)	(110)

Income (loss) from discontinued operations available to common stockholders	832	(1,219)	(414)	(531)	(806)

Income available to common stockholders	$16,344	$5,379	$9,209	$14,602	$13,579

	Year Ended December 31,
	2004	2005	2006	2007	2008
Weighted average number of actual common shares outstanding	17,664,107	20,507,975	19,980,884	19,282,859	17,877,063
Less: weighted average number of shares from mandatory stock redemption(i)	(1,800,159)

Weighted average basic common shares outstanding	15,863,948	20,507,975	19,980,884	19,282,859	17,877,063
Incremental shares from assumed conversion of stock options and unvested restricted stock	1,106,426	939,669	646,221	295,426	106,231

Weighted average diluted common shares outstanding	16,970,374	21,447,644	20,627,105	19,578,285	17,983,294

Earnings (loss) per share
Basic
Continuing operations	$0.98	$0.32	$0.48	$0.79	$0.80
Discontinued operations	0.05	(0.06)	(0.02)	(0.03)	(0.04)

Net income	$1.03	$0.26	$0.46	$0.76	$0.76

Diluted
Continuing operations	$0.91	$0.31	$0.47	$0.78	$0.80
Discontinued operations	0.05	(0.06)	(0.02)	(0.03)	(0.04)

Net income	$0.96	$0.25	$0.45	$0.75	$0.76

(i)	As set forth in Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which we adopted on July 1, 2003, the shares considered to be subject to redemption under the Stockholders Agreement for which a liability had been recorded through June 30, 2004 are excluded from weighted average shares for purposes of computing basic and diluted earnings per share. Further, SFAS 150 requires that the portion of net income representing dividend and participation rights associated with the mandatory stock redemption be removed from income available to common stockholders pursuant to the two-class method set forth by Statement of Financial Accounting Standards No. 128, Earnings per Share. The Stockholders Agreement was terminated effective June 30, 2004 and the computations for earnings per share no longer require ongoing adjustments.

(b)	Comparable branches are branches that were open during the full periods for which a comparison is being made. For the annual analysis as of December 31, 2008, comparable branches are those that were open for at least 24 months on that date.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes included as Item 8 of this report.

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Financial Services of North Carolina, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 79.6% of our total revenues for the year ended December 31, 2008. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 585 branches in 24 states at December 31, 2008. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. We also sell used automobiles and finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. In Illinois, New Mexico, Arizona and Montana, we offer an installment loan product, which is an amortizing loan generally over four to twelve months with principal amounts ranging between $300 and $1,000.

In September 2007, we purchased certain assets from an automobile retailer and finance company focused exclusively in the buy-here, pay-here segment of the used automobile market in connection with our ongoing efforts to evaluate alternative products that serve our customer base. As of December 31, 2008, we are operating three buy-here/pay-here car lots in Missouri and Kansas. In January 2009, we acquired the assets for two other buy-here, pay-here locations, both in Missouri.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2008 have been open at least 24 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

With respect to our cost structure, salaries and benefits are one of our largest costs and are generally driven by the addition of branches throughout the year and growth in loan volumes. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Over the last five years, we have grown from 294 branches to 585 branches through a combination of acquisitions and new branch openings. During this period, we opened 306 de novo branches, acquired 104 branches and closed 119 branches. In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 585 at December 31, 2008.

The following table sets forth our growth through de novo branch openings and branch acquisitions since January 1, 2004.

	2004	2005	2006	2007	2008
Beginning branch locations	294	371	532	613	596
De novo branches opened during year	54	174	46	20	12
Acquired branches during year	29	10	51	13	1
Branches closed during year	(6)	(23)	(16)	(50)	(24)

Ending branch locations	371	532	613	596	585

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy-here, pay-here businesses. During 2009, we expect to open approximately 5 to 10 de novo payday focused branches. In January 2009, we acquired the assets related to two other automobile sale and finance locations in Missouri.

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as 10 companies operate approximately 10,100 branches in the United States. After a number of years of growth, the industry has contracted slightly in the last two years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches.

The growth of the payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the last two years a few states have enacted interest rate caps from 28% to 34% per annum on payday lending, which effectively precludes us from offering payday loans in those states.

During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to stabilize the regulatory environment with respect to providing short-term loans to customers in those states. While the outcome of those initiatives was not favorable, there is little immediate impact on us. In Arizona, we will continue to operate under the existing legislation, while working to eliminate the June 2010 sunset provision that would remove short-term loans as an alternative for Arizona customers. In Ohio, we closed 13 branches in the third quarter of 2008 in response to legislation that effectively precludes payday lending in that state, but are offering customers a new product at our remaining Ohio branches under a different statute.

KEY DEVELOPMENTS

Closure of Branches. As noted above, we closed 13 of our 32 branches in Ohio during third quarter 2008, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. The new law caps interest rates on payday loans at 28% per annum, which is equivalent to $1.07 per $100 borrowed. In accordance with GAAP, we recorded approximately $943,000 in pre-tax charges for the year ended December 31, 2008, associated with these closings. The charges included $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs. With respect to the branches that remain open in Ohio, we are offering customers a new product under a different statute. It is too early in this new product’s lifecycle to determine how customers will utilize it. As a result, we will continue to evaluate the viability of our remaining Ohio branches. To the extent that customers do not respond favorably to the new product and we decided to close the remaining branches in Ohio, we would incur approximately $1.5 million to $2.0 million in closing costs, with cash outflows up to $1.0 million. In addition to the Ohio closings, we closed eleven of our lower performing branches in various other states during 2008 by consolidating those branches into nearby branches.

In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan at 36% per annum. As a result of the new regulation, we closed all eight of our branches in Oregon during the third quarter 2007. In addition, we closed 34 of our lower performing branches in various states during 2007 (the majority of which were consolidated into nearby branches) and we terminated the de novo process on eight branches that were never opened. As a result of these closings, we recorded approximately $3.7 million in pre-tax charges for the year ended December 31, 2007.

Growth of Buy-Here, Pay-Here Operations. We had three buy-here, pay-here automobile locations as of December 31, 2008. As an operator of buy-here, pay-here locations, we sell and finance used cars to individuals who may not have banking relationships, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs. We provide financing to substantially all of our customers who purchase a vehicle at one of our buy-here, pay-here locations. Our finance contract typically includes a down payment or a trade in allowance ranging from $200 to $2,000, and an average term of 27 months. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for automobile loans originated during 2008 was approximately $8,600. For the year ended December 31, 2008, revenues from our buy-here, pay-here locations totaled $6.1 million.

In January 2009, we purchased two buy-here, pay-here lots located in Missouri. The acquisition was funded with a draw on our revolving credit facility. We also expect to open at least one to three additional buy-here, pay-here lots during the remainder of 2009.

Recapitalization of Balance Sheet. In December 2007, we completed a $95 million recapitalization of our balance sheet designed to return immediate value to our stockholders while preserving financial flexibility to support the company’s strategic plan. We amended and restated our prior credit facility to provide a borrowing capacity of $95 million through a $50 million term loan and a $45 million revolving credit facility. The maximum borrowings under the overall credit facility may be increased to $120 million upon bank approval in accordance with the terms of the amended credit facility.

Special Dividend. Concurrent with the recapitalization of the balance sheet, our board of directors declared a $2.50 per share special cash dividend that was paid on December 27, 2007 to common stockholders of record at the close of business on December 18, 2007. The company utilized the $50 million term loan to fund the special cash dividend and related costs.

Acquisition of Express Check Advance of South Carolina, LLC. On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for

approximately $16.3 million, net of cash acquired. ECA operates 50 payday loan branches in South Carolina. As a result of the acquisition, we established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility.

Introduction of alternative loan products. Beginning in second quarter 2006, we started providing installment loans to our customers in our Illinois branches as a result of a change in Illinois’s payday loan laws. In June 2005, Illinois adopted legislation (effective December 2005) that reduced the rate that may be charged to a customer from $20.32 per $100 every two weeks to $15.50 per $100 every two weeks. In addition, the legislation included restrictions on the number of transactions a customer may have and the amount that can be borrowed, which adversely affected revenues and gross profit in our Illinois branches in December 2005 and during 2006. Total revenues from our Illinois branches declined from $11.8 million during 2005 to $5.9 million during 2006. For the years ended December 31, 2007 and 2008, revenues from our Illinois branches totaled $10.1 and $11.9 million, respectively.

In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100 borrowed to $15.50 per $100 borrowed. In addition, the new legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. As a result of this legislation, which significantly reduces the profitability of the payday loan product, we started offering our installment loan product to our New Mexico customers during 2007.

Our installment loans are payable in monthly installments with terms of four to twelve months, and all loans are pre-payable up to $30 per $100 borrowed per month based on the amount borrowed and the term of the loan. Currently, the maximum amount that we will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2008 was approximately $515. We also offer installment loans in our Arizona and Montana branches.

In April 2008, Virginia passed a new law (effective January 1, 2009) that severely restricts our ability to offer payday loans profitably. As a result of the new law, we offered an open-end credit product to our customers in Virginia beginning in December 2008. The open-end credit product is similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. In addition, we are responsible for providing our customer with a monthly statement and we require the customer to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

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

We recognize revenue from the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where we finance the vehicles, the interest is recognized on a constant-yield basis ratably over the term of each loan.

Generally, we recognize revenue for our other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

With respect to our open-end product, we earn interest on the outstanding balance and the product also includes a monthly non-refundable membership fee. As noted above, the open-end credit product is very similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest.

Provision for Losses and Returned Item Policy

We record a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date we receive a returned check, generally within 16 days after the due date of the loan. Accordingly, the majority of payday loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

During late 2005 and early 2006, we enhanced our underwriting by requiring our branch personnel to perform two additional origination-based procedures. The two additional procedures included calling the bank on which the check from the customer was written to verify the account was open and calling at least one phone number provided by the customer to verify that we had a working number to reach the customer.

We believe the addition of these two steps produced a meaningful decline in loan defaults in 2006. While we continued to follow these loan origination procedures in 2007 and 2008, in addition to our customary loan procedures, these processes were not sufficient to overcome the more challenging credit, financial and economic environment for our customers during 2007 and 2008. As the macroeconomic environment deteriorated during 2008, our origination and collection procedures were sufficient to maintain a reasonable loss ratio throughout the year without additional underwriting procedures. We have tested, and will continue to test, additional underwriting-type procedures in our branches to assess the potential impact of these procedures on our loan loss experience.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, installment loans and auto loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan. Prior to January 1, 2008, we aggregated payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans were included with payday loans and title loans based on the expectation that the loss experience for installment loans would be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, we calculate a separate component of the allowance for installment loans. We also calculate a separate component of the allowance for auto loans, which considers loss expectations as a percentage of volume, as well as qualitative factors.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. As of December 31, 2007 and 2008, we determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

We maintain an allowance for installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, we recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of our review of these factors.

The allowance calculation for auto loans is based upon our review of industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Industry loss rates typically range between 24% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008, the automobile sales industry experienced an increase in delinquencies and, as a result, losses. Our level of allowance with respect to automobile loans at December 31, 2008 is higher than would be expected in future years due to our relative inexperience in the buy-here, pay-here business, as well as the age of our new locations and the generally negative industry and macroeconomic environment. As of December 31, 2008, we recorded a qualitative adjustment to increase the allowance for auto loans by $300,000, as a result of our review of these factors.

Using this information, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses and the provision for losses during the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$1,705	$2,982	$4,442
Adjustments to provision for losses based on evaluation of outstanding receivables(a)	1,277	1,460	2,206

Balance, end of year	$2,982	$4,442	$6,648

Provision for losses
Charged-off to expense	$75,954	$99,752	$104,020
Recoveries	(40,541)	(48,216)	(48,165)
Adjustments to provision for losses based on evaluation of outstanding receivables and CSO obligation(a)	1,250	1,486	2,329

Total provision for losses	$36,663	$53,022	$58,184

(a)	Amounts differ in 2006, 2007 and 2008 primarily due to exclusion of the closed Ohio branches in the provision for losses table, which are reported as discontinued operations, and the inclusion of the credit services organization liability in the provision for losses table.

As noted above, to the extent that macroeconomic indicators continue to be negative during 2009 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

Our business is seasonal due to the fluctuating demand for payday loans throughout the year, with historically higher demand in the month of January and in the fourth quarter of each year. For a typical branch, the loss ratio is usually lower in the first quarter of the year due to improved collection experience associated with our customers’ receipt of income tax refunds. The loss ratios for the second and third quarters of each year generally trend higher due to moderate volume activity, and the fourth quarter typically finishes somewhere in between the other quarters as a result of holiday driven loan volumes.

Accounting for Leases and Leasehold Improvements

Occupancy rent costs are amortized on a straight-line basis over the lease life, which includes reasonably assured lease renewals. Similarly, leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease life plus reasonably assured renewals have generally ranged from 1 to 15 years with an average of 7 years. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our branches, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: i) the importance of the branch location to the ultimate success of the branch, ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2008, we reported a net deferred tax asset in the consolidated balance sheet.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As of December 31, 2007 and December 31, 2008, the accrued liability for unrecognized tax benefits was approximately $94,000 and $52,000, respectively.

Share-Based Compensation

We account for stock-based compensation expense under Statement of Financial Accounting Standards No 123R, Share-Based Payment (SFAS 123R) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. The fair value of stock option grants are determined using the Black-Scholes option pricing model, which requires us to make several assumptions including, but not limited to risk free interest rate, expected volatility, dividend yield and expected term of the option. Restricted stock awards are valued on the date of grant and have no purchase price. All share-based compensation is recorded net of an estimated forfeiture rate, which is based upon historical activity.

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Employee stock-based compensation:
Stock options	$795	$795	$1,152
Restricted stock awards	177	541	859
Performance-based shares	26	603

	998	1,939	2,011

Non-employee director stock-based compensation:
Stock options	236
Restricted stock awards		200	216

Total stock-based compensation	$1,234	$2,139	$2,227

As of December 31, 2008, there were $1.8 million of total unrecognized compensation costs related to outstanding stock options that will be amortized over a weighted average period of two years. In addition, there was $1.8 million of total unrecognized compensation costs related to restricted stock grants that will be amortized over a weighted average period of 2.5 years.

Accounting for Goodwill and Intangible Assets

As of December 31, 2008, our goodwill and intangible assets totaled $19.7 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

In connection with the purchase price allocations of acquisitions, we rely on in-house financial expertise or utilize a third-party expert, if considered necessary. The purchase price allocation process requires management estimates and judgment as to expectations for the acquisition. For example, certain growth rates, discount rates and operating margins were assumed for different acquisitions. If actual growth rates, discount rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for goodwill and intangible assets could be subject to charges for impairment in the future.

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

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2008. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as of December 31, 2008.

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,			Year Ended December 31,
	2006	2007	2008	2006	2007	2008
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$151,561	$180,617	$181,328	88.4%	85.4%	79.6%
Other	19,888	30,990	46,417	11.6%	14.6%	20.4%

Total revenues	171,449	211,607	227,745	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	43,629	46,427	49,441	25.4%	22.0%	21.7%
Provision for losses	36,663	53,022	58,184	21.4%	25.1%	25.5%
Occupancy	22,244	26,715	26,780	13.0%	12.6%	11.8%
Depreciation and amortization	4,821	4,700	4,446	2.8%	2.2%	2.0%
Other	15,254	15,323	18,339	8.9%	7.2%	8.0%

Total branch expenses	122,611	146,187	157,190	71.5%	69.1%	69.0%

Branch gross profit	48,838	65,420	70,555	28.5%	30.9%	31.0%

Regional expenses	11,940	12,614	13,075	7.0%	6.0%	5.7%
Corporate expenses	19,513	22,813	24,738	11.4%	10.8%	10.9%
Depreciation and amortization	1,379	2,399	2,931	0.8%	1.1%	1.3%
Interest expense (income), net	(317)	658	4,411	(0.2)%	0.3%	1.9%
Other expense, net	337	2,001	448	0.2%	0.9%	0.2%

Income from continuing operations before income taxes	15,986	24,935	24,952	9.3%	11.8%	11.0%
Provision for income taxes	6,363	9,802	10,567	3.7%	4.6%	4.6%

Income from continuing operations	9,623	15,133	14,385	5.6%	7.2%	6.4%
Discontinued operations, net of income tax	(414)	(531)	(806)	(0.2)%	(0.3)%	(0.4)%

Net Income	$9,209	$14,602	$13,579	5.4%	6.9%	6.0%

Comparable Branch Data:

	2007	2008
2007 to 2008:
Total revenues generated by all comparable branches (in thousands)	$203,633	$212,748
Total number of comparable branches	549	549
Average revenue per comparable branch (in thousands)	$371	$388

	2006	2007
2006 to 2007:
Total revenues generated by all comparable branches (in thousands)	$160,168	$183,720
Total number of comparable branches	468	468
Average revenue per comparable branch (in thousands)	$342	$393

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Branch Information:
Number of branches, beginning of year	532	613	596
De novo opened	46	20	12
Acquired	51	13	1
Closed	(16)	(50)	(24)

Number of branches, end of year	613	596	585

Average number of branches open during year	556	597	591

Average number of branches open during year (excluding Ohio branches closed during 2008)	549	586	584

	Year Ended December 31,
	2006	2007	2008
Other Information:
Payday loan volume (in thousands)	$1,045,250	$1,248,247	$1,288,132
Average revenue per branch (in thousands)	312	361	390

Average loan size (principal plus fee)	$363.32	$365.64	$370.63
Average fees per loan	53.10	52.92	53.62

Results of Operations—2008 Compared to 2007

Income from Continuing Operations

For the year ended December 31, 2008, income from continuing operations was $14.4 million compared to $15.1 million in 2007. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $227.7 million in 2008 compared to $211.6 million in 2007, an increase of $16.1 million or 7.6%. The increase in revenues was primarily a result of the growth of the payday loan product in our comparable branches (specifically branches added during 2005 and 2006), growth in the installment loan product and growth from our buy-here, pay-here operations.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2007	2008
	(in thousands)
Comparable branches	$203,633	$212,748
Branches added in 2007	3,451	6,296
Branches added in 2008		1,410
Other(a)	4,523	7,291

Total	$211,607	$227,745

(a)	represents primarily closed branches in 2007 and buy-here, pay-here revenues in 2008

Our revenues from comparable branches increased by $9.1 million, or 4.5%, from $203.6 million in 2007 to $212.7 million in 2008. This increase is primarily attributable to the acceleration of revenues associated with the 2005 and 2006 groups of branches. Revenues from our branches added during 2005 improved 13.7% to $44.9 million for the year ended December 31, 2008 compared to $39.5 million for the year ended December 31, 2007. Revenues from branches added during 2006, including the 50 branches acquired in South Carolina in December 2006, totaled $25.3 million during 2008 compared to $21.9 million during 2007.

Revenues from our payday loan product represent our largest source of revenues and were approximately 79.6% of total revenues during 2008. We originated approximately $1.3 billion through payday loans during 2008 compared to $1.2 billion in the prior year. The average payday loan (including fee) totaled $370.63 in 2008 compared to $365.64 in 2007. Average fees received from customers per payday loan increased from $52.92 in 2007 to $53.62 in 2008. Our average fee rate per $100 for 2008 was $16.91 compared to $16.92 in 2007.

Revenues from installment loans, credit service fees, check cashing, title loans, buy-here, pay-here and other sources totaled $31.0 million and $46.4 million for the years ended December 31, 2007 and 2008, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$10,127	$19,034	4.8%	8.4%
Credit service fees	7,433	8,827	3.5%	3.9%
Check cashing fees	6,252	5,747	2.9%	2.5%
Title loan fees	4,244	3,685	2.0%	1.6%
Buy-here, pay-here revenues	285	6,120	0.1%	2.7%
Other fees	2,649	3,004	1.3%	1.3%

Total	$30,990	$46,417	14.6%	20.4%

The revenue increase in installment loans reflects the addition of the installment loan product to our Illinois branches beginning in second quarter 2006 and our New Mexico branches beginning in the fourth quarter of 2007. The revenue increase in installment loans for our New Mexico branches was partially offset by a decline in payday loan revenues in New Mexico as we transitioned our customers from the payday loan product to the installment loan product. We began offering installment loans in our New Mexico branches due to new legislation that went into effect in New Mexico during November 2007. The adopted legislation reduced the maximum fee that may be charged to a customer from $20.00 per $100 to $15.50 per $100 borrowed. In addition, the legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. The increase in revenues from our buy-here, pay-here operations was a result of opening two additional lots during 2008 and reporting a full year results for our first lot. The decline in check cashing fees and title loan fees reflects a decrease in customer demand for these products.

We are expecting that 2009 will be very challenging year for our customers and our branch operations given the current state of the economy and markets. We believe that our customers used 2008 stimulus checks to reduce their borrowings, including borrowings with us, and we anticipate that stimulus checks and refundable tax credits will likewise be used by our customers in 2009 to reduce their borrowings, including borrowings with us. With consumer spending and confidence deteriorating, unemployment rates increasing and expected lower loan volumes, revenue improvements are unlikely during 2009 for our core short-term lending branches. We expect revenues from our buy-here, pay-here operations to improve by $12 to $15 million over 2008, due to the two locations we acquired in January 2009 and to continued growth in our three existing locations as of December 31, 2008.

Branch Expense

Total branch expenses were $157.2 million during 2008 compared to $146.2 million in 2007, an increase of $11.0 million, or 7.5%. Branch-level salaries and benefits increased by $3.0 million to $49.4 million in 2008 versus $46.4 million in 2007, due to an increase in field personnel and higher branch-level benefit costs. The total number of field personnel averaged 1,905 for year ended December 31, 2008 compared to 1,866 in the prior year.

Our provision for losses increased from $53.0 million for the year ended December 31, 2007 to $58.2 million for the year ended December 31, 2008. Our loss ratio was 25.5% during 2008 versus 25.1% during 2007. The small increase reflects a more difficult collections environment during 2008. Our charge-offs as a percentage of revenue were 45.7% during 2008 compared to 47.1% during 2007. Our collection rate was 46.3% in 2008 versus 48.3% in 2007. During 2008, we received approximately $624,000 from the sale of certain payday loan receivables compared to $2.1 million in 2007.

With respect to 2009, we anticipate that the collections environment will continue to be challenging based on the current state of the economy and our expectation that there will a limited market for the sale of payday loan receivables. We also anticipate that our loss ratio could be affected negatively during 2009 due to the introduction of a new product in Virginia and to a lesser extent a new product in Ohio. Our past experience has indicated that the introduction of new products has increased our loss ratio as our customer’s transition to the new product (e.g., installment loans in Illinois and New Mexico).

Comparable branches totaled $54.8 million in loan losses for 2008 compared to $53.6 million in loan losses during 2007. In our comparable branches, the loss ratio was 25.8% during 2008 down from 26.3% for the same branches during 2007.

Occupancy costs were $26.8 million during 2008, compared to $26.7 million in 2007, an increase of $100,000. Occupancy costs as a percentage of revenues decreased from 12.6% in 2007 to 11.8% in 2008. During 2007, we recorded approximately $1.6 million in occupancy costs to reflect lease termination costs and other occupancy related costs in connection with the closure of 34 branches (the majority of which were consolidated into nearby branches), the termination of the de novo process on eight branches that never opened and the decision to close our Oregon branches.

Branch Gross Profit

Branch gross profit increased by $5.2 million, or 8.0%, from $65.4 million in 2007 to $70.6 million in 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 30.9% in 2007 to 31.0% in 2008. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2007	2008
	(in thousands)
Comparable branches	$66,060	$71,161
Branches added in 2007	(540)	221
Branches added in 2008		(119)
Other	(100)	(708)

Total	$65,420	$70,555

The gross margin for comparable branches in 2008 was 33.4% compared to 32.4% in 2007, with the improvement resulting from stronger results in the majority of states. The 89 branches added during 2006 reported a gross profit of $5.5 million in 2008, the majority of which was attributable to the 50 branches acquired in December 2006.

Regional and Corporate Expenses

Regional and corporate expenses increased $2.4 million, from $35.4 million for the year ended December 31, 2007 to $37.8 million for the year ended December 31, 2008. Together, regional and corporate expenses were approximately 16.8% of revenues in 2007 compared to 16.6% of revenues in 2008. Approximately 85.1% of regional expenses and 52.3% of corporate expenses consisted of salaries and benefits during 2008. The higher level of expenses in 2008 is attributable to higher governmental affairs spending associated with contested states. In Arizona, we joined with other short-term loan companies to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in 2010 and to put into place a series of consumer friendly reforms. In addition, we joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. Both of these ballot initiatives added significantly to our general and administrative expenses, totaling approximately $1.7 million for the year ended December 31, 2008.

Interest and Other Expenses

Net interest expense totaled $4.4 million for the year ended December 31, 2008 compared to net interest expense of $658,000 in 2007. The higher level of interest expense reflects borrowings to fund operations and the special dividend paid to stockholders in December 2007. Other expenses were lower during 2008 compared to 2007 as a result of $2.0 million in losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2008 was 42.3% compared to 39.3% in the prior year. The increase is primarily due to certain expenses for governmental affairs discussed above that were not deductible for income tax purposes. We expect our effective tax rate for 2009 to return to the historical range of 39.0% to 40.0%.

Results of Operations—2007 Compared to 2006

Income from Continuing Operations

For the year ended December 31, 2007, income from continuing operations was $15.1 million compared to $9.6 million in 2006. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $211.6 million in 2007 compared to $171.4 million in 2006, an increase of $40.2 million or 23.5%. The increase in revenues was primarily a result of higher payday loan volumes, which reflects increases in the number of branches, the number of customer transactions and average loan size. We originated approximately $1.2 billion through payday loans during 2007 compared to $1.0 billion during the prior year. The average payday loan (including fee) totaled $365.64 in 2007 versus $363.32 in the prior year. Average fees received from customers per loan declined from $53.10 in 2006 to $52.92 in 2007 due to legislative and regulatory changes affecting rates and to a decline in the fee rate as loan volumes increase in newer branches located in states that have lower fee structures, partially offset by a higher average loan principal. Our average fee rate per $100 for 2007 was $16.92 compared to $17.12 in 2006.

The decline in our average fee rate during 2007 was primarily due to legislation changes in New Mexico. In March 2007, New Mexico adopted legislation (effective November 2007) that reduced the maximum fee that may be charged to a customer from $20.00 per $100 borrowed to $15.50 per $100 borrowed. In addition, the new legislation restricted the total number of loans a customer may have and prohibited immediate loan renewals.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2006	2007
	(in thousands)
Comparable branches	$160,168	$183,720
Branches added in 2006	4,436	22,234
Branches added in 2007		3,451
Other(a)	6,845	2,202

Total	$171,449	$211,607

(a)	represents primarily closed branches

Our revenues from comparable branches increased by $23.5 million, or 14.7%, from $160.2 million in 2006 to $183.7 million in 2007. This increase is primarily attributable to the benefits resulting from the continuing development of our branches opened in 2005 and to growth in the installment loan product in our Illinois branches. Revenues from our branches opened during 2005 improved 49.8% to $40.6 million for the year ended December 31, 2007 compared to $27.1 million for the year ended December 31, 2006. Revenues from branches added during 2006, including the 50 branches acquired in South Carolina, totaled $22.2 million during 2007 compared to $4.4 million during 2006.

Revenues from installment loans, credit service fees, check cashing, title loans, and other sources totaled $19.9 million and $31.0 million for the years ended December 31, 2006 and 2007, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2006	2007	2006	2007
	(in thousands)		(percentage of revenues)
Installment loan fees	$2,679	$10,127	1.6%	4.8%
Credit service fees	3,602	7,433	2.1%	3.5%
Check cashing fees	6,599	6,252	3.8%	2.9%
Title loan fees	4,756	4,244	2.8%	2.0%
Buy-here, pay-here revenues		285		0.1%
Other fees	2,252	2,649	1.3%	1.3%

Total	$19,888	$30,990	11.6%	14.6%

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

Branch Expense

Total branch expenses were $146.2 million during 2007 compared to $122.6 million in 2006, an increase of $23.6 million, or 19.2%. Branch-level salaries and benefits increased by $2.8 million to $46.4 million in 2007 versus $43.6 million in 2006, due to an increase in field personnel associated with our new branches. The total number of field personnel averaged 1,866 for year ended December 31, 2007 compared to 1,729 in the prior year.

Our provision for losses increased from $36.7 million for the year ended December 31, 2006 to $53.0 million for the year ended December 31, 2007. Our loss ratio was 25.1% during 2007 versus 21.4% during 2006. The less favorable loss experience in 2007 reflects a higher level of charge-offs (partially due to our year-long focus on increasing loan volumes) and a more challenging collection environment as customers manage through the difficult credit, financial and economic environment. Our charge-offs as a percentage of revenue were 47.1% during 2007 compared to 44.3% during 2006. Our collection rate was 48.3% in 2007 versus 53.1% in 2006. During 2007, we received approximately $2.1 million from the sale of certain payday loan receivables compared to $900,000 in 2006.

Comparable branches totaled $46.6 million in loan losses for 2007 compared to $35.1 million in loan losses during 2006. In our comparable branches, the loss ratio was 25.4% during 2007 compared to 21.9% for the same branches during 2006.

Occupancy costs were $26.7 million during 2007, compared to $22.2 million in 2006, an increase of $4.5 million, or 20.3%. Occupancy costs as a percentage of revenues decreased from 13.0% in 2006 to 12.6% in 2007. During 2007, we recorded approximately $1.6 million in occupancy costs to reflect lease termination costs and other occupancy related costs in connection with the closure of 34 branches (the majority of which were consolidated into nearby branches), the termination of the de novo process on eight branches that never opened and the decision to close our Oregon branches.

Branch Gross Profit

Branch gross profit increased by $16.6 million, or 34.0%, from $48.8 million in 2006 to $65.4 million in 2007. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 28.5% in 2006 to 30.9% in 2007. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2006	2007
	(in thousands)
Comparable branches	$51,753	$62,768
Branches added in 2006	(1,603)	3,370
Branches added in 2007		(540)
Other(a)	(1,312)	(178)

Total	$48,838	$65,420

(a)	represents primarily closed branches

The gross margin for comparable branches in 2006 was 32.3% compared to 34.2% in 2007, with the improvement resulting from stronger results in the majority of states. The 92 branches added during 2006 reported a gross profit of $3.4 million during 2007, the majority of which was attributable to the 50 branches acquired in December 2006.

Regional and Corporate Expenses

Regional and corporate expenses increased $3.9 million, from $31.5 million for the year ended December 31, 2006 to $35.4 million for the year ended December 31, 2007. Together, regional and corporate expenses were approximately 18.4% of revenues in 2006 compared to 16.8% of revenues in 2007. Approximately 84.0% of regional expenses and 55.9% of corporate expenses consisted of salaries and benefits during 2007. The higher level of expenses in 2007 is attributable to equity award compensation, salaries associated with a 5.5% increase in the average number of home office and regional personnel in 2007 compared to 2006 and a $750,000 increase in public education and awareness expenditures year-to-year.

Interest and Other Expenses

Net interest expense totaled $658,000 for the year ended December 31, 2007 compared to interest income of $317,000 in 2006. The net interest expense during 2007 reflects borrowings to fund operations and the special dividend. During 2006, we had net interest income due to certain investments of cash. Other expenses were higher during 2007 compared to 2006 as a result of $2.0 million in losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2007 was 39.3% compared to 39.8% in the prior year.

Discontinued Operations

During third quarter 2008, we closed 13 of our 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, we recorded approximately $943,000 in pre-tax charges associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

The operations from the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Total revenues	$833	$1,977	$1,056
Provision for losses	364	1,418	729
Other branch expenses	1,153	1,426	1,098
Branch gross loss	(684)	(867)	(771)
Loss before income taxes	(687)	(875)	(1,332)
Benefit for income taxes	(273)	(344)	(526)
Loss from discontinued operations	$(414)	$(531)	$(806)

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cash flows provided by (used for):
Operating activities	$12,064	$20,603	$19,061
Investing activities	(21,625)	(6,826)	(4,619)
Financing activities	1,367	(13,078)	(21,273)

Net increase (decrease) in cash and cash equivalents	(8,194)	699	(6,831)

Cash and cash equivalents, beginning of year	31,640	23,446	24,145

Cash and cash equivalents, end of year	$23,446	$24,145	$17,314

Cash Flow Discussion

Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of banks, that provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The credit facility expires on December 6, 2012. The maximum borrowings under the amended credit facility may be increased to $120 million upon bank approval in accordance with the amended credit facility. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions. At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, anticipated dividends to our stockholders, and anticipated share repurchases for the foreseeable future.

Net cash provided by operating activities was $12.1 million in 2006, $20.6 million in 2007 and $19.1 million in 2008. The decrease in operating cash flows from 2007 to 2008 is primarily attributable to changes in working capital items, which can vary from year to year based on the timing of cash receipts and cash payments. The increase in operating cash flows from 2006 to 2007 is primarily attributable to higher net income, plus certain non-cash charges associated with the branch closings during 2007.

Net cash used by investing activities for the year ended December 31, 2008 was $4.6 million, which consisted of approximately $4.4 million for net capital expenditures and approximately $205,000 for acquisition costs. The capital expenditures included $1.6 million for the purchase of an auto sales facility, which included three buildings and approximately 1.6 acres of land, $633,000 to open 12 de novo branches in 2008, $1.5 million for renovations to existing and acquired branches, $396,000 for technology and other furnishings at the corporate office and $409,000 for other expenditures. Net cash used by investing activities for the year ended December 31, 2007, was $6.8 million, which primarily consisted of approximately $3.3 million for capital expenditures and approximately $3.6 million in acquisition costs. The capital expenditures included $482,000 to open de novo branches in 2007, $1.3 million for renovations to existing and acquired branches, $985,000 for technology and other furnishings at the corporate office, and approximately $544,000 for other expenditures. Net cash used by investing activities was $21.6 million in 2006, which consisted of the acquisition of ECA for approximately $16.3 million (net of cash acquired) and capital expenditures during the year of approximately $5.4 million. The capital expenditures primarily consisted of $1.8 million to open 46 de novo branches in 2006, $2.2 million for renovations to existing branches and $1.0 million tenant improvements, furnishings and technology for the corporate office.

Net cash provided by (used for) financing activities was $1.4 million in 2006, $(13.1) million in 2007 and $(21.3) million in 2008. The use of cash for financing activities in 2008 consisted of $29.8 million in repayments of indebtedness under the credit facility, $4.0 million in repayments on the term loan, $5.3 million of dividend payments to stockholders and $12.5 million for the repurchase of 1.6 million shares of common stock. These items were partially offset by proceeds received from borrowing $30.1 million under the credit facility. The use of cash for financing activities in 2007 primarily consisted of dividend payments to stockholders totaling $56.4 million (including the special dividend of $2.50 per share in December 2007), repayments of indebtedness under our credit facility totaling $31.8 million and share repurchases of approximately 1.3 million shares of our common stock for $18.2 million. These items were partially offset by proceeds received from borrowings totaling $50.0 million under a term loan (to fund the special dividend) and $40.0 million under our credit facility.

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

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2006, 2007 and 2008, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. As noted above, we entered into an amended and restated credit agreement with a syndicate of banks on December 7, 2007, which provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The amended credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization, non-cash equity charges and non-cash gains or losses on disposals of fixed assets), fixed charges, leverage, total indebtedness, current assets to consolidated indebtedness and maximum loss ratio. Our obligations under the amended credit agreement are guaranteed by all of our operating subsidiaries, and are secured by liens on substantially all of our personal property and the personal property of our operating subsidiaries. The lenders may accelerate our obligations under the amended credit agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The credit facility matures on December 6, 2012. In addition to scheduled repayments, the term loan contains mandatory prepayment provisions whereby we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. We have determined that a mandatory excess cash flow prepayment on our term loan (based on 2008 operating results) of $3.4 million is due by April 30, 2009.

Borrowings under the credit agreement are available based on two types of loans, base rate loans or LIBOR rate loans. Base rate loans bear interest at the higher of the prime rate or the federal funds rate plus one-half of one percent (0.50%). LIBOR rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both base rate loans and LIBOR rate loans based upon our leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon our leverage ratio. The credit facility improves our flexibility with respect to managing working capital, growth and investment needs. As of December 31, 2008, the maximum amount available under the revolving credit facility for future borrowings was $20.2 million.

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

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2009. Expected short-term uses of cash include funding of any increases in payday loans, debt repayments (including the mandatory prepayment discussed above), interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, financing of new branch expansion and acquisitions, if any. We funded the purchase of the assets associated with two buy-here, pay-here locations that we acquired with a draw on our credit facility. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. On February 9, 2009, our board of directors declared a quarterly dividend of $0.05 per common share. The quarterly dividend is payable March 9, 2009, to stockholders of record as of February 23, 2009.

Our credit agreement requires us to maintain a fixed charge coverage ratio (computed in accordance with the credit agreement) of not less than 1.25 to 1. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our operating cash flow (as defined in the agreement) amount used in computing our fixed charge coverage ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2008. The future capital requirements include payments required for the initial non-cancelable term of our operating leases, as well as any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising and indebtedness.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$32,876	$13,443	$15,267	$3,849	$317
Reasonably assured renewals of operating leases	74,394	1,266	12,684	20,445	39,999
Debt	70,750	33,143	13,000	24,607

Total	$178,020	$47,852	$40,951	$48,901	$40,316

While the borrowings on our credit facility are classified as short-term obligations on our consolidated balance sheet, the revolving credit facility, by its terms, does not mature until December 6, 2012.

In addition to scheduled debt repayments, as noted in the table above, our term loan contains mandatory prepayment provisions whereby we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. As a result, additional debt payments are likely to be required in each of the remaining years of the term loan.

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. During 2006, 2007 and 2008, we achieved de novo unit branch growth of 8.6%, 3.3% and 2.0%, respectively. In addition, we acquired 51 branches in 2006, 13 branches in 2007 and one branch in 2008. We expect to open approximately five to ten branches in 2009. We believe our current cash position, availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of growth, assuming no material acquisitions in 2009.

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2007 and 2008, we opened 32 de novo branches. The average cost of capital expenditures for these new branches was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary re-build or relocate projects.

As of December 31, 2008, we had three buy-here, pay-here locations. In addition, we purchased two buy-here, pay-here lots in January 2009 for approximately $4.0 million and we plan on opening from one to three additional lots during 2009. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy-here, pay-here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk

Branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 7%, 6% and 5%, respectively, of total revenues for the year ended December 31, 2008. Branches located in the states of Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 30%, 12%, 11%, 7%, 6% and 6%, respectively, of total branch gross profit for the year ended December 31, 2008. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. For example, the law under which we provide short-term loans in Arizona terminates in June 2010. To the extent that we are not able to amend the termination clause in the law or to develop an alternative product that serves our customers, the revenues and gross profit derived from Arizona would cease.

Impact of Inflation

We do not believe that inflation has a material impact on our income or operations.

Seasonality

Our business is seasonal due to fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in payday loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The effective date of SFAS 161 is for fiscal years beginning January 1, 2009. We have not yet completed an assessment of the impact of SFAS 161.

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

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. We expect that the provisions of FSP 157-2 will not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we will not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2007 and December 31, 2008, consumers had total loans outstanding with the lender of approximately $3.1 million and $3.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses in our Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $180,000 as of December 31, 2008.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

On March 31, 2008, we executed an interest rate swap agreement. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, we pay a fixed interest rate of 3.43% and receive interest at a rate equal to the three-month LIBOR as of the last day of each calendar quarter. As of December 31, 2008, approximately $46 million (representing the unpaid principal of the term loan) is subject to the interest rate swap agreement.

We are exposed to interest rate risk on our revolving credit facility, which had a balance of $24.8 million as of December 31, 2008. The weighted average interest rate on our revolving credit facility as of December 31, 2008 was approximately 6.25%. If prevailing interest rates were to increase 1% over the rates as of December 31, 2008, and the borrowings remained constant, our interest expense would have increased by $248,000 on an annualized basis.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data appear following Item 15 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in their report on page 62 of this report.

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

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 60 to 93 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/S/ DON EARLY
Don Early
Chairman of the Board and Chief Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2009.

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
Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009, expressed an unqualified opinion thereon.

/S/ GRANT THORNTON LLP

Kansas City, Missouri

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QC Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, QC Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/S/ GRANT THORNTON LLP

Kansas City, Missouri

March 13, 2009

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$24,145	$17,314
Loans, interest and fees receivable, less allowance for losses of $4,442 at December 31, 2007 and $6,648 at December 31, 2008	72,903	73,711
Deferred income taxes		2,128
Prepaid expenses and other current assets	3,290	4,357

Total current assets	100,338	97,510

Property and equipment, net	26,525	23,664
Goodwill	16,081	16,144
Deferred income taxes		85
Other assets, net	6,636	5,639

Total assets	$149,580	$143,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,321	$298
Accrued expenses and other liabilities	4,245	5,017
Accrued compensation and benefits	6,653	7,258
Deferred revenue	5,277	4,802
Income taxes payable	769	1,112
Debt due within one year	28,500	33,143
Deferred income taxes	766

Total current liabilities	47,531	51,630

Long-term debt	46,000	37,607
Deferred income taxes	989
Other non-current liabilities	2,834	4,386

Total liabilities	97,354	93,623

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 18,787,267 outstanding at December 31, 2007 20,700,250 shares issued and 17,451,721 outstanding at December 31, 2008	207	207
Additional paid-in capital	67,446	67,347
Retained earnings	9,502	17,737
Treasury stock, at cost	(24,929)	(34,782)
Other comprehensive income (loss)		(1,090)

Total stockholders’ equity	52,226	49,419

Total liabilities and stockholders’ equity	$149,580	$143,042

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenues
Payday loan fees	$151,561	$180,617	$181,328
Other	19,888	30,990	46,417

Total revenues	171,449	211,607	227,745

Branch expenses
Salaries and benefits	43,629	46,427	49,441
Provision for losses	36,663	53,022	58,184
Occupancy	22,244	26,715	26,780
Depreciation and amortization	4,821	4,700	4,446
Other	15,254	15,323	18,339

Total branch expenses	122,611	146,187	157,190

Branch gross profit	48,838	65,420	70,555
Regional expenses	11,940	12,614	13,075
Corporate expenses	19,513	22,813	24,738
Depreciation and amortization	1,379	2,399	2,931
Interest expense (income), net	(317)	658	4,411
Other expense, net	337	2,001	448

Income from continuing operations before income taxes	15,986	24,935	24,952
Provision for income taxes	6,363	9,802	10,567

Income from continuing operations	9,623	15,133	14,385
Loss from discontinued operations, net of income tax	(414)	(531)	(806)

Net income	$9,209	$14,602	$13,579

Weighted average number of common shares outstanding:
Basic	19,981	19,283	17,877
Diluted	20,627	19,578	17,983

Earnings (loss) per share:
Basic
Continuing operations	$0.48	$0.79	$0.80
Discontinued operations	(0.02)	(0.03)	(0.04)

Net Income	$0.46	$0.76	$0.76

Diluted
Continuing operations	$0.47	$0.78	$0.80
Discontinued operations	(0.02)	(0.03)	(0.04)

Net Income	$0.45	$0.75	$0.76

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2007 and 2008

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, January 1, 2006	20,433	$207	$71,687	$42,050	$(3,128)	$—	$110,816
Comprehensive income:
Net income				9,209
Total comprehensive income							9,209
Common stock repurchases	(1,317)				(16,544)		(16,544)
Dividends to stockholders				(1,975)			(1,975)
Stock-based compensation expense			1,234				1,234
Stock option exercises	385		(3,916)		4,742		826
Tax impact of stock-based compensation			1,156				1,156
Other, net			66				66

Balance, December 31, 2006	19,501	207	70,227	49,284	(14,930)	—	104,788
Comprehensive income:
Net income				14,602
Total comprehensive income							14,602
Common stock repurchases	(1,344)				(18,213)		(18,213)
Dividends to stockholders				(54,384)			(54,384)
Issuance of restricted stock awards	37		(473)		473		—
Stock-based compensation expense			2,139				2,139
Stock option exercises	593		(6,333)		7,741		1,408
Tax impact of stock-based compensation			1,886				1,886

Balance, December 31, 2007	18,787	207	67,446	9,502	(24,929)	—	52,226
Comprehensive income:
Net income				13,579
Unrealized loss on derivative instrument, net of deferred taxes of $666						(1,090)
Total comprehensive income							12,489
Common stock repurchases	(1,563)				(12,547)		(12,547)
Dividends to stockholders				(5,344)			(5,344)
Issuance of restricted stock awards	105		(1,339)		1,339		—
Stock-based compensation expense			2,227				2,227
Stock option exercises	123		(1,126)		1,355		229
Tax impact of stock-based compensation			139				139

Balance, December 31, 2008	17,452	$207	$67,347	$17,737	$(34,782)	$(1,090)	$49,419

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$9,209	$14,602	$13,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,297	7,202	7,420
Provision for losses	37,027	54,440	58,913
Deferred income taxes	133	(2,353)	(3,303)
Loss on disposal of property and equipment	338	2,079	1,002
Other, net	66
Stock-based compensation	1,234	2,139	2,227
Stock option income tax benefits	(1,156)	(1,886)	(139)
Changes in operating assets and liabilities:
Loans receivable, net	(44,978)	(59,971)	(59,650)
Prepaid expenses and other assets	(233)	(251)	(1,067)
Other assets	135	(2,413)	(78)
Accounts payable	265	412	(1,023)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	3,009	2,522	(854)
Income taxes	857	1,940	439
Other non-current liabilities	(139)	2,141	1,595

Net operating	12,064	20,603	19,061

Cash flows from investing activities:
Purchase of property and equipment	(5,430)	(3,259)	(4,459)
Proceeds from sale of property and equipment	108	74	45
Acquisition costs, net of cash acquired	(16,303)	(3,641)	(205)

Net investing	(21,625)	(6,826)	(4,619)

Cash flows from financing activities:
Borrowings under credit facility	16,300	40,000	30,050
Payments on credit facility		(31,800)	(29,800)
Proceeds from long-term debt		50,000
Repayments of long-term debt			(4,000)
Dividends to stockholders		(56,359)	(5,344)
Repurchase of common stock	(16,544)	(18,213)	(12,547)
Exercise of stock options	826	1,408	229
Excess tax benefits from stock-based payment arrangements	1,156	1,886	139
Credit facility fees	(371)

Net financing	1,367	(13,078)	(21,273)

Cash and cash equivalents:
Net increase (decrease)	(8,194)	699	(6,831)
At beginning of year	31,640	23,446	24,145

At end of year	$23,446	$24,145	$17,314

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$5,110	$9,873	$13,028
Interest	309	815	4,592

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS

The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 24-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2008, the Company operated 585 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with generally accepted accounting principles (GAAP), the Company recorded approximately $943,000 in pre-tax charges during 2008 associated with these closings. See additional information in Note 4.

In September 2007, the Company purchased certain assets from an automobile retailer and finance company focused exclusively in the buy-here, pay-here segment of the used vehicle market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. As of December 31, 2008, the Company operated three buy-here, pay-here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy-here, pay-here loans originated during 2008 was approximately $8,600 and the average term of the loan was 27 months.

In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum, which is equivalent to approximately $1.38 per $100 borrowed. As a result of the new regulation, the Company closed its eight branches in Oregon during the third quarter 2007. In addition, the Company closed 34 of its lower performing branches in various states during 2007 (the majority of which were consolidated into nearby branches) and the Company terminated the de novo process on eight branches that never opened. The Company recorded approximately $3.7 million in pre-tax charges for the year ended December 31, 2007, as a result of these closings. See additional information in Note 4.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 1, 2006, the Company acquired all of the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. The acquisition of ECA included 51 payday loan branches located in South Carolina.

Beginning in second quarter 2006, the Company began offering an installment loan product to customers in its Illinois branches. In September 2007, the Company began to offer installment loans to its customers in its New Mexico branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Currently, the maximum amount that the Company will advance under an installment loan is $1,000. The average principal amount for installment loans originated during 2006, 2007 and 2008 was approximately $539, $526 and $515, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Statements of Income, all amounts associated with the branches in Ohio that were closed during third quarter 2008 have been reclassified to separately present continuing and discontinued operations.

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

The Company recognizes revenue on the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where the Company finances the vehicles, the interest is recognized on a constant-yield basis ratably over the term of each loan.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of “Other” revenues as reported in the statements of income are as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Installment loan fees	$2,679	$10,127	$19,034
Credit service fees	3,602	7,433	8,827
Check cashing fees	6,599	6,252	5,747
Title loan fees	4,756	4,244	3,685
Buy-here, pay-here revenues		285	6,120
Other fees	2,252	2,649	3,004

Total	$19,888	$30,990	$46,417

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2007 and 2008.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2008, the Company had an inventory of used vehicles totaling $1.4 million, which is included in other current assets, and management has determined that a valuation allowance is not necessary.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2006	2007	2008
Average amount of cash provided to customer	$310.22	$312.72	$317.01
Average fee received by the Company	$53.10	$52.92	$53.62
Average term of loan (days)	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the years ended December 31, 2007 and December 31, 2008, the Company received approximately $2.1 million and $624,000, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, installment loans and auto loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan. Prior to January 1, 2008, the Company aggregated payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans were included with payday loans and title loans based on the expectation that the loss experience for installment loans would be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, the Company calculated a separate component of the allowance for installment loans. The Company also calculates a separate component of the allowance for auto loans that considers loss expectations as a percentage of outstanding receivables, as well as qualitative factors.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2008, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of its review of these factors.

The allowance calculation for auto loans is based upon the Company’s review of industry loss experience and qualitative factors with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Industry loss rates typically range between 24% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008, the automobile sales industry experienced an increase in delinquencies and, as a result, losses. The Company’s level of allowance with respect to automobile loans at December 31, 2008 is higher than would be expected in future years due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for auto loans by $300,000, as a result of its review of these factors.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the calculations discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses and the provision for losses:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Allowance for Loan Losses
Balance, beginning of year	$1,705	$2,982	$4,442
Adjustment to provision for losses based on evaluation of outstanding receivables (a)	1,277	1,460	2,206

Balance, end of year	$2,982	$4,442	$6,648

Provision for Losses
Charged-off to expense	$75,954	$99,752	$104,020
Recoveries	(40,541)	(48,216)	(48,165)
Adjustment to provision for losses based on evaluation of outstanding receivables and CSO obligation (a)	1,250	1,486	2,329

Total provision for losses	$36,663	$53,022	$58,184

(a)	Amounts differ in 2006, 2007 and 2008 primarily due to the exclusion of the Ohio operations (see Note 4) and the inclusion of changes in the credit services organization liability (see Note 8) in the provision for losses table.

Branch Expenses. The direct costs incurred in operating the Company’s branches have been classified as branch expenses. Branch operating expenses include salaries and benefits of branch employees, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored car and security costs, automobile costs and other costs incurred by the branches. The provision for losses is also a component of branch expenses.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated generally over 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which generally ranges from 1 to 15 years with an average of 7 years, or the estimated useful life of the related asset. Furniture and equipment, including data processing equipment, data processing software, and other equipment are generally depreciated from 3 to 7 years. Vehicles are depreciated over four to five years. Repair and maintenance expenditures that do not significantly extend asset lives are charged to expense as incurred. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in income.

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Internal costs capitalized were immaterial for the years ended December 31, 2006, 2007 and 2008.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $5.5 million, $5.4 million and $6.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired branches using purchase accounting. Intangible assets, which are included in other assets, consist of customer relationships, non-compete agreements, trade names, debt issuance costs and other assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. No goodwill impairment was recognized during 2007 and 2008.

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

Comprehensive Income. The Company's comprehensive income is presented in the Consolidated Statement of Changes in Stockholders' Equity and consists of net income and unrealized gains (losses) on an interest rate swap agreement, net of deferred income taxes.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 1.9 million and 3.2 million shares of common stock held in treasury at December 31, 2007 and 2008, respectively.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its financial instruments, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 7). As of December 31, 2008, the fair value of the five-year term loan was $39.6 million.

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

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement has been designated as a cash flow hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and changes the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. The swap is considered highly effective and as a result, there will be de minimus income statement variability associated with interest payments while the swap is in effect. Gains or losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings as interest expense to offset the impact of the hedged items when they occur. If it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized. As of December 31, 2008, the estimated fair value of the interest rate swap was a net liability of $1.8 million and was included in accrued expenses and other liabilities in the consolidated balance sheet.

Quantifying Misstatements. In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 as of December 31, 2006. SAB 108 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2007 and 2008.

NOTE 3—ACCOUNTING DEVELOPMENTS

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

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

The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Position 157-2, Effective Date of FASB 157, (FSP 157-2). Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. The Company expects that the provisions of FSP 157-2 will not have a material effect on its consolidated financial statements.

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

The following table presents fair value measurements as of December 31, 2008 (in thousands):

	Fair Value Measurements			Liability at fair value
	Level 1	Level 2	Level 3
Interest rate swap agreement	$—	$1,756	$—	$1,756

Total	$—	$1,756	$—	$1,756

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

NOTE 4—SIGNIFICANT BUSINESS TRANSACTIONS

Discontinued operations. During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $943,000 in pre-tax charges during the year ended December 31, 2008 associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2006	2007	2008
Total revenues	$833	$1,977	$1,056
Provision for losses	364	1,418	729
Other branch expenses	1,153	1,426	1,098
Branch gross loss	(684)	(867)	(771)
Loss before income taxes	(687)	(875)	(1,332)
Benefit from income taxes	(273)	(344)	(526)
Loss from discontinued operations	$(414)	$(531)	$(806)

Closure of branches. The Company closed eight of its lower performing branches during the first nine months of 2008 by consolidating those branches into nearby branches. In accordance with GAAP, the Company recorded approximately $428,000 in pre-tax charges during the year ended December 31, 2008 associated with these closings. The charges included a $278,000 loss for the disposition of fixed assets, $145,000 for lease terminations and other related occupancy costs and $5,000 for other costs.

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

When ceasing operations in Company-operated branches under operating leases, the Company accounts for any lease contract termination costs in accordance with Statement of Financial Accounting Standards No. 146—Accounting for Costs Associated with Exit and Disposal Activities. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

In the Consolidated Statements of Income with respect to the closure of branches discussed above, the losses associated with the disposition of fixed assets are reported in other expense, the costs associated with lease terminations are included in branch occupancy costs and the other costs are included in other branch expenses.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the accrued costs associated with the closure of branches (including the Ohio branches discussed above) and the activity related to those charges as of December 31, 2008 (in thousands).

	Balance at December 31, 2007	Additions	Reductions	Balance at December 31, 2008
Lease and related occupancy costs	$351	$1,014	$(1,047)	$318
Severance		40	(40)
Other		13	(13)

Total	$351	$1,067	$(1,100)	$318

As of December 31, 2008, the balance of $318,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Recapitalization of balance sheet—In December 2007, the Company completed a $95 million recapitalization of its balance sheet designed to return immediate value to its stockholders. The Company restated and amended its prior credit facility to provide borrowing capacity of $95 million through a $50 million term loan and a $45 million revolving credit facility. The maximum borrowings under the overall credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms of the amended credit facility (see Note 7).

Special dividend. Concurrent with the recapitalization of the balance sheet, the Company’s board of directors approved a $2.50 per share special cash dividend that was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. The Company utilized the $50 million term loan to fund the special cash dividend and related transaction costs.

Acquisitions. During 2008, the Company acquired one branch, certain payday loan receivables and customer lists in three separate transactions totaling $205,000, which included payday loans receivable of approximately $70,000, net book value of depreciable assets of approximately $35,000, customer relationships of $25,000, non-compete agreements of $12,000 and goodwill of $63,000.

During 2007, the Company acquired 13 branches and certain assets for a total of $3.3 million, which included net book value of depreciable assets of approximately $204,000, loans receivable of approximately $1.4 million, and the assumption of $200,000 in liabilities for branches not yet opened. In connection with an acquisition of eight branches in Missouri, the Company closed six of the branches acquired and transferred the receivable balances to existing locations. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $1.9 million. Of this amount, the Company allocated $1.3 million to goodwill, $388,000 to customer relationships and $206,000 to non-compete agreements. The purchase price allocations with respect to these acquisitions have been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

On September 24, 2007, QC Auto Services, Inc. purchased certain assets from an automobile retailer and related finance company focused exclusively on the buy-here, pay-here segment of the used vehicle market. The purchase price was $375,000, which included net book value of depreciable assets of $50,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $325,000, which was allocated to goodwill. The purchase price allocation with respect to

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this acquisition has been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2008
	(in thousands)
Buildings	$2,540	$4,336
Leasehold improvements	20,898	20,923
Furniture and equipment	23,216	23,801
Vehicles	865	939

	47,519	49,999
Less: Accumulated depreciation and amortization	(20,994)	(26,335)

Total	$26,525	$23,664

In August 2008, the Company purchased an auto sales facility in Overland Park, Kansas for approximately $1.6 million. The facility included three buildings and parking spaces on approximately 1.6 acres of land. During October 2008, the Company opened its third buy-here, pay-here location at this site.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2007, the balance of the deferred liability was approximately $598,000, which consisted of $459,000 classified as a non-current liability. As of December 31, 2008, the balance of the deferred liability was approximately $464,000, which consisted of $325,000 classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $6.0 million, $6.1 million and $6.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008:

	December 31,
	2007	2008
	(in thousands)
Balance at beginning of year	$14,492	$16,081
Acquisitions	1,589	63

Balance at end of year	$16,081	$16,144

The Company completed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2007 and 2008.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets. The following table summarizes intangible assets:

	December 31,
	2007	2008
	(in thousands)
Amortized intangible assets:
Customer relationships	$2,303	$2,327
Non-compete agreements	907	918
Debt issue costs	2,334	2,007
Other	15	15

	5,559	5,267
Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	6,159	5,867
Less: Accumulated amortization	(1,238)	(2,350)

Net intangible assets	$4,921	$3,517

Intangible assets at December 31, 2008 primarily included customer lists, non-compete agreements, trade names and debt financing costs. Customer lists are amortized using the straight-line method over the useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is considered an indefinite life intangible and is not subject to amortization, but is reviewed annually for impairment or if factors indicate. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2006, 2007 and 2008 was $182,000, $1.0 million and $1.1 million, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2008 is estimated to be $1.1 million for 2009, $1.0 million for 2010, $505,000 for 2011, and $315,000 for 2012.

NOTE 7—INDEBTEDNESS

The following table summarizes long-term debt at December 31, 2007 and 2008:

	December 31,
	2007	2008
	(in thousands)
Term loan	$50,000	$46,000
Revolving credit facility	24,500	24,750

Total debt	74,500	70,750
Less: debt due within one year	(28,500)	(33,143)

Long-term debt	$46,000	$37,607

On December 7, 2007, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the credit facility, as amended on March 7, 2008,

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be increased to $120.0 million pursuant to bank approval and subject to terms and conditions set forth therein. For the year ended December 31, 2008, the weighted average interest rate on the credit facility was 6.25%.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of December 31, 2008, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. As of December 31, 2008, the Company completed the mandatory prepayment calculation and determined that a prepayment of approximately $3.4 million will be due on the term note by April 30, 2009.

The following table summarizes future principal payments of indebtedness at December 31, 2008 (note, future payments for 2010, 2011 and 2012 do not include estimates for mandatory prepayments):

December 31, 2008
(in thousands)
2009	$33,143
2010	6,000
2011	7,000
2012	24,607

Total	$70,750

The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under the credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of December 31, 2008, approximately $46 million (representing the unpaid principal of the term loan) is subject to the interest rate swap agreement.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—CREDIT SERVICES ORGANIZATION

Payday loans are originated by the Company at all of its short-term lending branches, except branches in Texas and certain branches in Illinois. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2007 and December 31, 2008, the consumers had total loans outstanding with the lender of approximately $3.1 million and $3.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Changes in the liability are recognized through the provision for loan losses on the Consolidated Statements of Income. The balance of the liability for estimated losses reported in accrued liabilities was approximately $160,000 as of December 31, 2007 and $180,000 as of December 31, 2008.

NOTE 9—INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Current:
Federal	$5,476	$10,775	$12,298
State	748	1,466	1,691

Total Current	6,224	12,241	13,989

Deferred:
Federal	120	(2,096)	(3,016)
State	19	(343)	(406)

Total Deferred	139	(2,439)	(3,422)

Total provision for income taxes	$6,363	$9,802	$10,567

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of deferred income tax assets (liabilities) are summarized as follows:

	December 31,
	2007	2008
	(in thousands)
Deferred tax assets related to:
Allowance for loan losses	$6,416	$7,504
Accrued rent	902	1,500
Accrued vacation	469	510
Stock-based compensation	1,080	1,377
Unrealized loss on derivatives		666
Unused state tax credits	430	421
Deferred compensation	279	414
Other	690	781

Gross deferred tax assets	10,266	13,173

Deferred tax liabilities related to:
Property and equipment	(2,233)	(1,926)
Loans receivable, tax value	(8,019)	(7,094)
Goodwill	(976)	(1,190)
Prepaid assets	(363)	(329)

Gross deferred tax liabilities	(11,591)	(10,539)
Valuation allowance	(430)	(421)

Net deferred tax asset (liabilities)	$(1,755)	$2,213

As of December 31, 2007 and 2008, the Company has state tax credit carryforwards of approximately $662,000 and $647,000, respectively. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2007 and 2008 is approximately $430,000 and $421,000, respectively. The Company’s ability to utilize a significant portion of the state tax credit carryforwards is dependent on its ability to meet certain criteria imposed by the state not only for the year in which the credit is generated, but also for all subsequent years in which any portion of the credit is utilized. In addition, the credits can only be utilized against the tax liabilities of specific subsidiaries in those states. Under these circumstances, management believes that it is not more likely than not that the benefit of these credits will be realized and, accordingly, a valuation allowance in the amount of $430,000 and $421,000 has been established at December 31, 2007 and 2008, respectively.

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Income tax expense using the statutory federal rate in effect	$5,595	$8,727	$8,733
Tax effect of:
State and local income taxes, net of federal benefit	499	734	836
Other	269	341	998

Total provision for income taxes	$6,363	$9,802	$10,567

Effective tax rate	39.8%	39.3%	42.3%
Statutory federal tax rate	35.0%	35.0%	35.0%

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate for the year ended December 31, 2008 was 42.3% compared to 39.3% in the prior year. The increase is primarily due to certain expenses for governmental affairs that were not deductible for income tax purposes.

On January 1, 2007, the Company adopted the provisions of FIN 48. Prior to the adoption of FIN 48, the Company had accrued sufficient liabilities for unrecognized tax benefits under the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” and therefore no adjustments to retained earnings were necessary as a result of the implementation of FIN 48. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2007 and December 31, 2008, the accrued liability for unrecognized tax benefits was approximately $94,000 and $52,000, respectively.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

	December 31,
	2007	2008
	(in thousands)
Balance at beginning of year	$150	$94
Settlements	(56)
Decrease due to lapse of statute of limitations		(42)

Balance at end of year	$94	$52

The $52,000 of unrecognized tax benefits at December 31, 2008, will, if ultimately recognized, impact the Company’s annual effective tax rate. During third quarter 2007, the Company settled its only outstanding tax audit with one state jurisdiction. The review board of the state jurisdiction agreed with the Company’s petition and withdrew the tax amounts that were assessed under the audit. As a result of the settlement, the Company’s FIN 48 liability was decreased by $56,000 and interest payable was decreased by $27,000.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2006, 2007 or 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2005, 2006, 2007 and 2008 federal income tax returns are the only tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2004 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $446,000, $448,000 and $454,000 during 2006, 2007 and 2008, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were approximately $171,000 for the year ended December 31, 2008. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the year ended December 31, 2008, the Company recognized a reduction in compensation expense of approximately $447,000 as a result of deemed losses of the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $737,000 and $1.1 million at December 31, 2007 and 2008, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $738,000 and $1.2 million at December 31, 2007 and 2008, respectively. This asset is available to fund the deferred compensation liability, however, the asset is not protected from creditors of the Company. For the year ended December 31, 2008, the Company recognized losses totaling $395,000 on its investments associated with the life insurance policies.

NOTE 11—STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2006	2007	2008
	(in thousands, except per share data)
Net income from continuing operations	$9,623	$15,133	$14,385
Loss from discontinued operations available to common stockholders	(414)	(531)	(806)

Income available to common stockholders	$9,209	$14,602	$13,579

Weighted average basic common shares outstanding	19,981	19,283	17,877
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	646	295	106

Weighted average diluted common shares outstanding	20,627	19,578	17,983

Earnings (loss) per share
Basic
Continuing operations	$0.48	$0.79	$0.80
Discontinued operations	(0.02)	(0.03)	(0.04)

Net income	$0.46	$0.76	$0.76

Diluted
Continuing operations	$0.47	$0.78	$0.80
Discontinued operations	(0.02)	(0.03)	(0.04)

Net income	$0.45	$0.75	$0.76

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had approximately 18.8 million and 17.5 million shares outstanding at December 31, 2007 and 2008, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 138,688 and unvested performance-based shares totaling 42,000 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the year ended December 31, 2007. In addition, unvested restricted shares totaling 223,292 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the year ended December 31, 2008. Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculations because they were anti-dilutive totaled approximately 1.0 million, 754,000 and 2.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company expended $16.5 million for approximately 1.3 million shares, $18.2 million for approximately 1.3 million shares, and $12.3 million for approximately 1.5 million shares during the years ended December 31, 2006, 2007, and 2008, respectively. As of December 31, 2008, the Company had approximately $9.4 million that may yet be utilized to repurchase shares under the current program. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statement of Cash Flows and the Statement of Changes in Stockholders’ Equity.

Dividends. The Company declared dividends on its common stock of $2.90 per share and $0.30 per share for the years ended December 31, 2007 and 2008, respectively. In December 2007, the Company’s board of directors approved a special cash dividend of $2.50 per share in conjunction with the recapitalization of the Company’s balance sheet. The special dividend totaled $48.5 million and was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007.

In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of our common stock.

NOTE 12—STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2008, the Company’s stock-based compensation plans include the 1999 Stock Option Plan (1999 Plan), the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 200,000 shares of common stock granted to a former officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was 3.0 million shares. As of December 31, 2008, there are approximately 162,000 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. During 2006, 2007 and 2008, the Company has issued a combination of stock options (non-qualified), restricted stock and performance-based shares to its employees as part of the Company’s long-term equity incentive compensation program.

In accordance with the Company’s stock-based compensation plans, the exercise price of a stock option is equal to the market price of the stock on the date of the grant and the option awards typically vest over four years in 25% increments on the first, second, third and fourth anniversaries of the grant date. Generally, options granted will expire 10 years from the date of grant.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Employee stock-based compensation:
Stock options	$795	$795	$1,152
Restricted stock awards	177	541	859
Performance-based shares	26	603

	998	1,939	2,011

Non-employee director stock-based compensation:
Stock options	236
Restricted stock awards		200	216

Total stock-based compensation	$1,234	$2,139	$2,227

In 2002 and in years prior to 2001, the Company granted stock options to non-employees. In accordance with the provisions of SFAS 123, the Company recorded compensation expense of approximately $66,000 for the year ended December 31, 2006, related to these non-employee option grants in the consolidated financial statements. These stock options vested 100% in September 2006 and as a result, no additional compensation expense is required.

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

Stock Options. In December 2007, the Company recapitalized its balance sheet and the Company’s board of directors approved a special cash dividend of $2.50 per share that was paid on December 27, 2007. In accordance with the anti-dilution provisions in the Company’s long-term incentive stock plans, the number and exercise price of all stock options outstanding at the time of the special cash dividend were proportionately adjusted for employees, non-employee directors and a former director to maintain the aggregate fair value before and after the special cash dividend. Pursuant to SFAS 123R, these adjustments were accounted for as modifications as a result of an equity restructuring. Based on the anti-dilution provisions in the long-term incentive plans, the Company did not record any additional compensation expense for the adjustment to the number and exercise price of the outstanding options.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted 263,200 stock options during 2008 to certain employees under the 2004 Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $1.2 million. The Company did not grant any stock options during 2007. In 2006, the Company granted 675,000 stock options to certain employees and non-employee directors under the 2004 Plan. The grants consisted of 627,500 stock options to employees that vest equally over four years and 47,500 stock options to non-employee directors that vested immediately upon grant. The Company estimated that the fair value of these option grants was approximately $3.4 million.

The fair value of option grants was determined on the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield was calculated based on the current dividend and the market price of our common stock on the grant date. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, the Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term.

The grant date fair value of options granted in 2006 and 2008 were calculated using a Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2006	2008
Dividend yield	0.00%	1.79 to 2.12%
Risk-free interest rate	4.31% to 4.89%	2.92% to 3.56%
Expected volatility	31.09% to 38.56%	41.49% to 45.84%
Expected life (in years)	6.25	6.25

As of December 31, 2008, there were $1.7 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of two years.

The weighted-average grant date fair value of options granted during the years 2006 and 2008 was $5.31, and $4.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $4.3 million, $7.2 million and $804,000, respectively.

A summary of nonvested stock option activity and related information for the year ended December 31, 2008 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2008	591,567	$4.25
Granted	263,200	4.70
Vested	(209,759)	4.25
Forfeited	(21,570)	4.39

Nonvested balance, December 31, 2008	623,438	$4.43

The total fair value of options vested during 2008 was approximately $891,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2008	2,436,910	$10.12
Granted	263,200	10.27
Exercised	(123,237)	1.86
Forfeited	(25,339)	10.37

Outstanding, December 31, 2008	2,551,534	$10.53	6.1	$402

Exercisable, December 31, 2008	1,928,096	$10.76	5.9	$402

The following table summarizes information about options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1 to $ 5	218,303	3.6	$1.95	218,303	$1.95
$ 5 to $10	853,968	6.9	9.47	419,520	9.46
$10 to $15	1,416,413	6.0	12.29	1,189,713	12.65
$15 to $20	62,850	6.0	15.07	62,850	15.07

	2,551,534	6.1	$10.53	1,890,386	$10.79

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2008 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2008	138,688	$14.46
Granted	161,672	10.19
Vested	(62,889)	12.95
Forfeited	(14,179)	12.55

Nonvested balance, December 31, 2008	223,292	$11.92

During 2008, the Company granted 161,672 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 140,512 shares granted to employees that vest equally over four years and 21,160 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.6 million.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there was $1.8 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 2.5 years.

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

A summary of all performance-based share awards activity under the equity compensation plans for the year ended December 31, 2008 is as follows:

	Performance- Based Shares	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2008	42,000	$14.98
Granted
Vested	(42,000)	14.98
Forfeited

Nonvested balance, December 31, 2008	—	$—

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The following table summarizes the future minimum lease payments as of December 31, 2008. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising.

	Non- Cancelable	Reasonably Assured Renewals	Total
	(in thousands)
2009	$13,443	$1,266	$14,709
2010	9,683	4,602	14,285
2011	5,584	8,082	13,666
2012	2,806	9,920	12,726
2013	1,043	10,525	11,568
Thereafter	317	39,999	40,316

Total	$32,876	$74,394	$107,270

Rental expense was $13.7 million, $16.9 million and $16.3 million during the years ended December 31, 2006, 2007 and 2008, respectively.

Other. The Company is self-insured for certain elements of its employee benefits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Company’s agreement with its third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. See additional information in Note 8.

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but moved to compel arbitration of this matter. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. The Court of Appeals heard arguments on November 4, 2008. On December 23, 2008, the Court of Appeals affirmed the decision of the trial court. It ordered the case to arbitration, but struck the class action waiver provision. On January 6, 2009, the Company asked the Court of Appeals to rehear the matter or, in the alternative, transfer it to the Missouri Supreme Court for rehearing. In February 2009, the Court of Appeals denied this request. The Company has petitioned the Missouri Supreme Court for rehearing of this matter.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

South Carolina. On October 30, 2008, a subsidiary of the Company was sued in the Fifth Judicial Circuit Court of Common Pleas in South Carolina in a putative class action lawsuit filed by Carl G. Ferrell, a customer of the South Carolina subsidiary. Mr. Ferrell alleges that the subsidiary violated the South Carolina Deferred Presentment Services Act by including an arbitration provision and class action waiver in its loan agreements. Mr. Ferrell alleges further that the subsidiary did not appropriately take into account his ability to repay his loan with the subsidiary, and it is his contention that this alleged failure violates the South Carolina Deferred Presentment Services Act, is negligent, breaches the covenant of good faith and fair dealing, and serves as the basis for a civil conspiracy. Mr. Ferrell makes the same allegations in the similar cases against several other lenders.

On December 11, 2008, the subsidiary removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the subsidiary filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the subsidiary’s motion to dismiss. On March 6, 2009, the federal court remanded the case to state court. The Company intends on appealing that ruling to the Fourth Circuit Court of Appeals. There has been no ruling on the Company’s motion to dismiss, and the Company does not expect one until the issue of removal is decided.

Other Matters. The Company is also involved in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer bankruptcy and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—CERTAIN CONCENTRATIONS OF RISK

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

Company branches located in the states of Missouri, California, Arizona, South Carolina, Kansas and Illinois represented approximately 24%, 13%, 8%, 7%, 6% and 5%, respectively, of total revenues for the year ended December 31, 2008. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 30%, 12%, 11%, 7%, 6%, and 6%, respectively, of total branch gross profit for the year ended December 31, 2008. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the law under which the Company provides short-term loans in Arizona terminates in June 2010. To the extent that the Company is not able to amend the termination clause in the law or to develop an alternative product that serves its customers, the revenues and gross profit derived from Arizona would cease.

NOTE 15—SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2008
Total revenues	$53,860	$53,418	$59,383	$61,084	$227,745
Branch gross profit	21,262	14,914	16,806	17,573	70,555
Income from continuing operations before taxes	8,956	3,537	5,368	7,091	24,952
Income from continuing operations, net of tax	5,436	2,185	2,786	3,978	14,385
Loss from discontinued operations, net of tax	(42)	(690)	(40)	(34)	(806)
Net income	5,394	1,495	2,746	3,944	13,579

Earnings (loss) per share (a):
Basic
Continuing operations	$0.29	$0.12	$0.16	$0.23	$0.80
Discontinued operations		(0.04)			(0.04)

Net income	$0.29	$0.08	$0.16	$0.23	$0.76

Diluted
Continuing operations	$0.29	$0.12	$0.16	$0.22	$0.80
Discontinued operations		(0.04)			(0.04)

Net income	$0.29	$0.08	$0.16	$0.22	$0.76

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2007
Total revenues	$48,167	$50,814	$55,987	$56,639	$211,607
Branch gross profit	17,324	14,873	16,885	16,338	65,420
Income from continuing operations before taxes	5,751	5,527	7,466	6,191	24,935
Income from continuing operations, net of tax	3,456	3,329	4,511	3,837	15,133
Loss from discontinued operations, net of tax	(74)	(60)	(228)	(169)	(531)
Net income	3,382	3,269	4,283	3,668	14,602

Earnings (loss) per share (a):
Basic
Continuing operations	$0.17	$0.17	$0.23	$0.20	$0.79
Discontinued operations			(0.01)	(0.01)	(0.03)

Net income	$0.17	$0.17	$0.22	$0.19	$0.76

Diluted
Continuing operations	$0.17	$0.16	$0.23	$0.20	$0.78
Discontinued operations			(0.01)	(0.01)	(0.03)

Net income	$0.17	$0.16	$0.22	$0.19	$0.75

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for 2008 and 2007, as a result of issuances and repurchases of common stock.

NOTE 16—SUBSEQUENT EVENTS

Purchase of buy-here, pay-here locations. In January 2009, the Company purchased two buy-here, pay-here locations in Missouri for approximately $4.0 million. The acquisition was funded through a draw under the Company’s credit facility.

Equity Compensation Grants. During first quarter 2009, the Company granted approximately 411,744 restricted shares to various employees and non-employee directors under the 2004 Plan. The total fair market value of the restricted shares under these grants was approximately $1.7 million. The 359,464 restricted shares granted to employees vest equally over four years and had a fair market value on the date of grant of $1.5 million. The 52,280 shares granted to the directors vested immediately upon the date of grant and had a fair market value of approximately $230,000. In addition, the Company granted 530,492 stock options to certain employees that vest equally over four years and had a fair market value on the date of grant of approximately $811,000. The Company expects the issuance of the restricted stock and stock options during first quarter of 2009 will result in an increase in compensation expense of approximately $529,000 (net of estimated forfeitures) for the year ended December 31, 2009. The restricted stock awards and stock option grants for shares in excess of approximately 162,000 shares (the maximum number of shares still available for grants of restricted stock and options under the 2004 Plan) are subject to stockholder approval of a proposed amendment to the 2004 Plan to increase the number of shares available for issuance under the 2004 Plan.

Dividend. On February 12, 2009, the Company’s board of directors declared a quarterly cash dividend of $0.05 per common share. The quarterly dividend is payable on March 9, 2009 to stockholders of record as of February 23, 2009. The Company estimates that the total amount of the dividend will be approximately $900,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.5	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.6	Form of Incentive Stock Option Agreement.*

10.7	Form of Non-Qualified Stock Option Agreement (Director).*

10.8	Form of Non-Qualified Stock Option Agreement (Employee).*

10.9	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.10	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.11	Amended and Restated Credit Agreement dated as of December 7, 2007, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.12	First Amendment Agreement dated as of March 7, 2008, between QC Holdings, Inc. as Borrower, U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

10.13	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.17	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.18	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.20	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.21	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.22	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.23	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.