Form 10-Q
period 2009-03-31
QC Holdings, Inc.
filed 2009-05-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of April 30, 2009:

Common Stock $0.01 per share par value – 17,465,625 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2009

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year 2009.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2008	March 31, 2009
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$17,314	$14,539
Loans receivable, less allowance for losses of $6,648 at December 31, 2008 and $7,821 at March 31, 2009	73,711	62,305
Deferred income taxes	2,128	3,692
Prepaid expenses and other current assets	4,357	5,193

Total current assets	97,510	85,729

Property and equipment, net	23,664	22,036

Goodwill	16,144	16,505

Deferred income taxes	85	53
Other assets, net	5,639	5,974

Total assets	$143,042	$130,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298	$397
Accrued expenses and other liabilities	5,017	4,904
Accrued compensation and benefits	7,258	4,254
Deferred revenue	4,802	3,380
Income taxes payable	1,112	5,195
Debt due within one year	33,143	17,250

Total current liabilities	51,630	35,380

Long-term debt	37,607	36,107
Other non-current liabilities	4,386	4,266

Total liabilities	93,623	75,753

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,451,721 outstanding at December 31, 2008; 20,700,250 shares issued and 17,497,725 outstanding at March 31, 2009	207	207
Additional paid-in capital	67,347	66,368
Retained earnings	17,737	22,594
Treasury stock, at cost	(34,782)	(33,603)
Accumulated other comprehensive income (loss)	(1,090)	(1,022)

Total stockholders’ equity	49,419	54,544

Total liabilities and stockholders’ equity	$143,042	$130,297

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Revenues
Payday loan fees	$42,643	$39,377
Other	10,259	15,827

Total revenues	52,902	55,204

Branch expenses
Salaries and benefits	11,559	11,715
Provision for losses	8,399	8,662
Occupancy	6,333	6,302
Depreciation and amortization	1,094	1,042
Other	4,096	5,549

Total branch expenses	31,481	33,270

Branch gross profit	21,421	21,934

Regional expenses	3,443	3,463
Corporate expenses	6,905	5,951
Depreciation and amortization	675	733
Interest expense, net	1,200	1,048
Other expense, net	78	136

Income from continuing operations before taxes	9,120	10,603
Provision for income taxes	3,585	4,140

Income from continuing operations	5,535	6,463
Loss from discontinued operations, net of income tax	(141)	(706)

Net income	$5,394	$5,757

Weighted average number of common shares outstanding:
Basic	18,721	17,473
Diluted	18,914	17,553

Earnings (loss) per share:
Basic
Continuing operations	$0.29	$0.36
Discontinued operations	(0.01)	(0.04)

Net income	$0.28	$0.32

Diluted
Continuing operations	$0.29	$0.36
Discontinued operations	(0.01)	(0.04)

Net income	$0.28	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities
Net income	$5,394	$5,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828	1,790
Provision for losses	9,143	9,109
Deferred income taxes	(1,040)	(1,572)
Loss on disposal of property and equipment	78	697
Stock-based compensation	681	807
Changes in operating assets and liabilities:
Loans receivable, net	3,015	5,039
Prepaid expenses and other assets	(138)	(193)
Other assets	(245)	(205)
Accounts payable	82	99
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(568)	(4,429)
Income taxes	2,822	3,923
Other non-current liabilities	475	(120)

Net operating	21,527	20,702

Cash flows from investing activities
Purchase of property and equipment	(571)	(584)
Proceeds from sale of property and equipment	5	10
Acquisition costs, net	(205)	(4,163)

Net investing	(771)	(4,737)

Cash flows from financing activities
Borrowings under credit facility	3,500	8,000
Repayments under credit facility	(24,500)	(20,750)
Repayments on long-term debt	(1,000)	(4,643)
Dividends to stockholders		(900)
Repurchase of common stock	(8,524)	(544)
Exercise of stock options		97

Net financing	(30,524)	(18,740)

Cash and cash equivalents
Net decrease	(9,768)	(2,775)
At beginning of year	24,145	17,314

At end of period	$14,377	$14,539

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,381	$1,069
Income taxes	1,712	1,328

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2007	18,787	$207	$67,446	$9,502	$(24,929)	$—	$52,226

Comprehensive income:
Net income				13,579
Unrealized loss on derivative instrument, net of deferred taxes of $666						(1,090)
Total comprehensive income							12,489

Common stock repurchases	(1,563)				(12,547)		(12,547)

Dividends to stockholders				(5,344)			(5,344)

Issuance of restricted stock awards	105		(1,339)		1,339		—

Stock-based compensation expense			2,227				2,227

Stock option exercises	123		(1,126)		1,355		229

Tax impact of stock-based compensation			139				139

Balance, December 31, 2008	17,452	207	67,347	17,737	(34,782)	(1,090)	49,419

Comprehensive income:
Net income				5,757
Unrealized gain on derivative instrument, net of deferred taxes of $41						68
Total comprehensive income							5,825

Common stock repurchases	(117)				(544)		(544)

Dividends to stockholders				(900)			(900)

Issuance of restricted stock awards	113		(1,197)		1,197		—

Stock-based compensation expense			807				807

Stock option exercises	50		(429)		526		97

Tax impact of stock-based compensation			(160)				(160)

Balance, March 31, 2009 (Unaudited)	17,498	$207	$66,368	$22,594	$(33,603)	$(1,022)	$54,544

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 25-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2009, the Company operated 563 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.1 million. As of March 31, 2009, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during 2008 was approximately $8,600 and the average term of the loan was 27 months.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2008 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2008 and March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2008 and 2009, in conformity with GAAP.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Note 2 – Accounting Developments

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The Company is assessing the potential impact that the adoption of FSP FAS 157-4 may have on its consolidated financial statements. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in the Company’s interim periods.

In June 2008, the Financial Accounting Standard Board (FASB) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method. The Company adopted FSP EITF 03-6-1 on January 1, 2009. As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to provisions of this standard. See Note 6 for additional information.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted SFAS 161 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 12.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. In accordance with FSP 157-2, the Company adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The Company adopted SFAS 141R on January 1, 2009 with no material effect on its consolidated financial statements.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information. In accordance with FSP FAS No. 157-2, the Company adopted the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents fair value measurements as of March 31, 2009 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$1,647	$—	$1,647

Total	$—	$1,647	$—	$1,647

As of December 31, 2008, the fair value of the interest rate swap agreement was $1.8 million. For the three months ended March 31, 2009, the Company recorded unrealized gain of $109,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 12.

Note 4 – Significant Business Transactions

Closure of Branches. During first quarter 2009, the Company closed 23 of its lower performing branches in various states (which included four branches that were consolidated into nearby branches). In accordance with GAAP, the Company recorded approximately $1.1 million in pre-tax charges during the three months ended March 31, 2009 associated with these closings. The charges included a $667,000 loss for the disposition of fixed assets, $409,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $6,000 for other costs.

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $943,000 in pre-tax charges during 2008 associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of March 31, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Reductions	Balance at March 31, 2009
Lease and related occupancy costs (a)	$318	$465	$(231)	$552
Severance		15	(15)
Other		6	(6)

Total	$318	$486	$(252)	$552

(a)	The additions include charges of $56,000 during the three months ended March 31, 2009 to increase the lease liabilities for branches that were closed prior to January 1, 2009 and not included in discontinued operations. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of March 31, 2009, the balance of $552,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

As noted above, the closure of branches during first quarter 2009 included 19 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2008 and 2009 is presented below (in thousands):

	Three Months Ended March 31,
	2008	2009
Total revenues	$1,542	$651
Provision for losses	743	447
Other branch expenses	1,022	807
Branch gross loss	(223)	(603)
Loss before income taxes	(232)	(1,167)
Benefit for income taxes	91	461
Loss from discontinued operations	$(141)	$(706)

Note 6 – Earnings Per Share

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

As noted above, the Company adopted FSP EITF 03-6-1 on January 1, 2009. Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest are treated as participating securities. Prior to the adoption of FSP EITF 03-6-1, unvested share-based payment awards with non-forfeitable rights to dividends were included in the calculation of diluted earning per share using the treasury stock method. The FSP EITF 03-6-1 requires these unvested share-based payment awards to be included in the calculation of basic earnings per share using the two-class method. The impact of adopting the FSP decreased previously reported diluted earnings per share by $0.01 and previously reported basic earnings per share by $0.01 for the three months ended March 31, 2008.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2009
Income available to common stockholders:
Income from continuing operations	$5,535	$6,463
Discontinued operations, net of income tax	(141)	(706)

Net income	$5,394	$5,757

Weighted average shares outstanding:

Weighted average basic common shares outstanding	18,721	17,473
Dilutive effect of stock options and unvested restricted stock	193	80

Weighted average diluted common shares outstanding	18,914	17,553

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.36
Discontinued operations	(0.01)	(0.04)

Net income	$0.28	$0.32

Diluted earnings (loss) per share:

Continuing operations	$0.29	$0.36
Discontinued operations	(0.01)	(0.04)

Net income	$0.28	$0.32

Anti-dilutive securities. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and 2009, because they were anti-dilutive.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2008	2009
Average loan to customer (principal plus fee)	$370.61	$369.53
Average fee received by the Company	$53.66	$53.30
Average term of the loan (days)	16	17

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. During the first three months of 2009, the Company received approximately $294,000 from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2008 and March 31, 2009.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of its review of these factors. As of March 31, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is based upon the Company’s review of industry loss experience and qualitative factors with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Industry loss rates typically range between 24% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans at March 31, 2009 is higher than levels expected in future years due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for auto loans by $300,000, as a result of its review of these factors. As of March 31, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31,
	2008	2009
Allowance for loan losses
Balance, beginning of period	$4,442	$6,648
Charge-offs	(23,296)	(20,411)
Recoveries	13,098	13,161
Provision for losses	8,523	8,423

Balance, end of period	$2,767	$7,821

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Installment loan interest	$4,605	$4,477
Credit service fees	1,402	1,593
Check cashing fees	1,980	1,944
Title loan fees	918	800
Buy here, pay here sales and interest	601	4,379
Open-end credit fees		1,732
Other fees	753	902

Total	$10,259	$15,827

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Buildings	$4,336	$4,336
Leasehold improvements	20,923	20,354
Furniture and equipment	23,801	23,421
Vehicles	939	937

	49,999	49,048
Less: Accumulated depreciation and amortization	(26,335)	(27,012)

Total	$23,664	$22,036

In August 2008, the Company purchased a vacant auto sales facility in Overland Park, Kansas for approximately $1.6 million. The facility included three buildings and parking spaces on approximately 1.6 acres of land. During October 2008, the Company opened its third buy here, pay here location at this site.

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2008, the balance of the deferred rent liability was approximately $464,000, of which $325,000 is classified as a non-current liability. As of March 31, 2009, the balance of the deferred rent liability was approximately $430,000 of which $290,000 is classified as a non-current liability.

Note 10 – Acquisitions, Goodwill and Intangible Assets

Acquisitions. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.1 million, which included loans receivable of approximately $2.7 million and inventory of $642,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net tangible assets acquired totaled $765,000. Of this amount, the Company recorded $361,000 to goodwill, $145,000 to customer relationships, $189,000 to non-compete agreements and $70,000 to trade name. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2008.

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2008	March 31, 2009
Balance at beginning of period	$16,081	$16,144
Acquisitions	63	361

Balance at end of period	$16,144	$16,505

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2008	March 31, 2009
Amortized intangible assets:
Customer relationships	$2,327	$2,481
Non-compete agreements	918	1,110
Debt issue costs	2,007	2,007
Other	15	85

	5,267	5,683

Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	5,867	6,283
Less: Accumulated amortization	(2,350)	(2,636)

Net intangible assets	$3,517	$3,647

Intangible assets at December 31, 2008 and March 31, 2009 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are generally considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2008 and March 31, 2009 (in thousands):

	December 31, 2008	March 31, 2009
Term loan	$46,000	$41,357
Revolving credit facility	24,750	12,000

Total debt	70,750	53,357
Less: debt due within one year	(33,143)	(17,250)

Long-term debt	$37,607	$36,107

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of March 31, 2009, the Company was in compliance with all of its debt covenants.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. On March 31, 2009, the Company paid $4.6 million on the term loan, which included $2.7 million required under the mandatory prepayment provisions, $1.2 million scheduled payment and an additional voluntary prepayment of $725,000 to reduce the balance of the term loan.

Note 12 – Derivative Instruments

Derivative instruments are accounted for at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (OCI) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains or losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings.

The Company is exposed to certain risks relating to adverse changes in interest rates on its long-term debt and manages this risk through the use of a derivative. The Company does not enter into derivative instruments for trading or speculative purposes.

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of March 31, 2009, approximately $40.8 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three months ended March 31, 2009. The Company expects approximately $850,000 of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheet of all derivatives held by the Company as of March 31, 2009 (in thousands).

Derivatives Designated as Hedging Instruments under SFAS 133	Balance Sheet Classification	Fair Value
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,647

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement.

Derivatives Designated as Hedging Instruments under SFAS 133	Gain (Loss) Recognized in OCI
Cash flow hedges:
Loss recognized in other comprehensive income	$(118)
Amount reclassified from accumulated other comprehensive income to interest expense	227

Total	$109

Note 13 – Income taxes

The Company had unrecognized tax benefits of approximately $52,000 as of December 31, 2008 and March 31, 2009. The unrecognized tax benefits of $52,000 at March 31, 2009, which if ultimately recognized, would impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2009.

The Company is subject to U.S federal income tax and various state income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2005, 2006, 2007 and 2008 federal income tax returns are the only tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2004 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

Note 14 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2008 and March 31, 2009, the consumers had total loans outstanding with the lender of approximately $3.6 million and $1.7 million, respectively. The decline in loans outstanding was due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $60,000 as of March 31, 2009. With respect to the CSO, the Company recorded a provision for losses for the three months ended March 31, 2008 and 2009 totaling $619,000 and $686,000, respectively. For the three months ended March 31, 2009, charge-offs and recoveries associated with the CSO were $1.1 million and $328,000, respectively.

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended March 31,
	2008	2009
Net income	$5,394	$5,757
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap		(118)
Amount reclassed to interest expense related to interest rate swap		227
Deferred income taxes		(41)

Other comprehensive income (loss):		68

Comprehensive income	$5,394	$5,825

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2009, the Company has repurchased 4.6 million shares at a total cost of approximately $51.1 million, which leaves approximately $8.9 million that may yet be purchased under the current program.

Dividends. On February 12, 2009, the Company’s board of directors declared a cash dividend of $0.05 per common share. The dividend was paid on March 9, 2009 to stockholders of record as of February 23, 2009. The total amount of the dividend paid was approximately $900,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended March 31,
	2008	2009
Employee stock-based compensation:
Stock options	$270	$310
Restricted stock awards	195	267

	465	577

Non-employee director stock-based compensation
Restricted stock awards	216	230

Total	$681	$807

Stock option grants. The Company granted 530,492 stock options during first quarter 2009 to certain employees under the 2004 Equity Incentive Plan. These stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $811,000. The fair value of the options was calculated at the grant date using a Black-Scholes option-pricing model assuming 53.53% expected volatility, a risk-free interest rate of 2.37%, a 4.56% expected dividend yield and an expected life of 6.25 years.

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	2,551,534	$10.53
Granted	530,492	4.39
Exercised	(50,000)	1.95
Terminated/Cancelled	(10,056)	9.64

Outstanding, March 31, 2009	3,021,970	$9.60

Exercisable, March 31, 2009	2,069,346	$10.88

Restricted stock grants. During first quarter 2009, the Company granted 411,744 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 359,464 shares granted to employees that vest equally over four years and 52,280 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.8 million. For the three months ended March 31, 2009, the Company recognized $292,000 in stock-based compensation expense related to these restricted stock grants. As of March 31, 2009, there were $1.5 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.8 years.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2009 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2009	223,292	$11.92
Granted	411,744	4.39
Vested	(112,623)	6.70
Forfeited	(1,884)	9.71

Non-vested balance, March 31, 2009	520,529	$6.73

Note 17 – Commitments and Contingencies

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company has not filed an answer, but moved to compel arbitration of this matter. The Court heard oral arguments on the Company’s motion in June 2007. On December 31, 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. The Court of Appeals heard arguments on November 4, 2008. On December 23, 2008, the Court of Appeals affirmed the decision of the trial court. It ordered the case to arbitration, but struck the class action waiver provision. On January 6, 2009, the Company asked the Court of Appeals to rehear the matter or, in the alternative, transfer it to the Missouri Supreme Court for rehearing. In February 2009, the Court of Appeals denied this request. The Company petitioned the Missouri Supreme Court for rehearing of this matter. In May 2009, the Missouri Supreme Court denied the Company’s request. The case will move to the class discovery stage.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. The trial court will hear additional evidence in the three companion cases before issuing its new ruling. That ruling is not expected before April 2009.

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

On December 11, 2008, the subsidiary removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the subsidiary filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the subsidiary’s motion to dismiss. In March 2009, the federal court ruled against the Company’s efforts to remove the case to federal court and remanded the case to state court. It did not rule on the Company’s motion to dismiss. As of May 2009, the federal court had not issued a formal written ruling, however, on the matter of removal. Once it does, the Company anticipates that it will appeal the decision on removal to the Fourth Circuit Court of Appeals.

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

Note 18 – Certain Concentrations of Risk

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

Company branches located in the states of Missouri, California, Kansas, Arizona, South Carolina and Illinois represented approximately 25%, 12%, 9%, 8%, 7% and 5%, respectively, of total revenues for the three months ended March 31, 2009. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 26%, 12%, 10%, 7%, 7%, and 7%, respectively, of total branch gross profit for the three months ended March 31, 2009. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the law under which the Company provides short-term loans in Arizona terminates in June 2010. To the extent that the Company is not able to amend the termination clause in the law or to develop an alternative product that serves its customers, the revenues and gross profit derived from Arizona would cease.

Note 19 – Subsequent Events

Dividends. On May 5, 2009, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on June 2, 2009 to stockholders of record as of May 19, 2009. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (4) the increased leverage of the Company as a result of the payment of a $48.5 million special cash dividend in December 2007, (5) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 71.3% of our total revenues for the three months ended March 31, 2009. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 563 short-term lending branches in 24 states at March 31, 2009. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. Through five locations in the Kansas City area, we also sell used automobiles and finance most of those sales, earning income on the automotive sales and interest on the automotive loans.

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

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2009 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

With respect to our cost structure, salaries and benefits are one of our largest costs and have historically been driven by the addition of branches throughout the year and growth in loan volumes. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Over the last five years, we have grown from 294 branches to 563 branches through a combination of acquisitions and new branch openings. During this period, we opened 307 de novo branches, acquired 104 branches and closed 142 branches. In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 563 at March 31, 2009. During first quarter 2009, we closed 23 of our lower performing branches in various states (which included four branches that were consolidated into nearby branches). In accordance with GAAP, we recorded approximately $1.1 million in pre-tax charges during first quarter 2009 associated with these closings.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2004.

	2004	2005	2006	2007	2008	March 31, 2009
Beginning branch locations	294	371	532	613	596	585
De novo branches opened during period	54	174	46	20	12	1
Acquired branches during period	29	10	51	13	1
Branches closed during period	(6)	(23)	(16)	(50)	(24)	(23)

Ending branch locations	371	532	613	596	585	563

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2009, we expect to open approximately 5 to 10 de novo payday focused branches. In January 2009, we acquired the assets related to two automotive sale and finance locations in Missouri.

According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 22,000 payday loan branches in the United States and these branches extend approximately $40 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented as 10 companies operate approximately 10,100 branches in the United States. After a number of years of growth, the industry has contracted slightly in the last two years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future.

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the last two years a few states have enacted interest rate caps from 28% to 36% per annum on payday lending, which effectively precludes us from offering payday loans in those states.

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

Recent Accounting Developments

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 may have on its consolidated financial statements. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In June 2008, the Financial Accounting Standard Board (FASB) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method. As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to provisions of this standard. We adopted EITF 03-6-1 on January 1, 2009. The impact of adopting the FSP decreased previously reported diluted earnings per share by $0.01 and previously reported basic earnings per share by $0.01 for the three months ended March 31, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted SFAS 161 on January 1, 2009, with no material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB 157, (FSP 157-2) which deferred the provisions of SFAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. In accordance with FSP 157-2, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009, with no material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

The following table sets forth our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$42,643	$39,377	80.6%	71.3%
Other	10,259	15,827	19.4%	28.7%

Total revenues	52,902	55,204	100.0%	100.0%

Branch expenses
Salaries and benefits	11,559	11,715	21.8%	21.2%
Provision for losses	8,399	8,662	15.9%	15.7%
Occupancy	6,333	6,302	12.0%	11.4%
Depreciation and amortization	1,094	1,042	2.1%	1.9%
Other	4,096	5,549	7.7%	10.1%

Total branch expenses	31,481	33,270	59.5%	60.3%

Branch gross profit	21,421	21,934	40.5%	39.7%

Regional expenses	3,443	3,463	6.5%	6.3%
Corporate expenses	6,905	5,951	13.1%	10.8%
Depreciation and amortization	675	733	1.3%	1.3%
Interest expense, net	1,200	1,048	2.3%	1.9%
Other expense, net	78	136	0.1%	0.2%

Income from continuing operations before income taxes	9,120	10,603	17.2%	19.2%
Provision for income taxes	3,585	4,140	6.7%	7.5%

Income from continuing operations	5,535	6,463	10.5%	11.7%
Loss from discontinued operations, net of income tax	(141)	(706)	(0.3)%	(1.3)%

Net income	$5,394	$5,757	10.2%	10.4%

The following table sets forth selected information of our comparable branches for the three months ended March 31, 2008 and 2009:

Comparable Branch Information (a):	Three Months Ended March 31,
	2008	2009
Total revenues generated by all comparable branches (in thousands)	$51,539	$50,061
Total number of comparable branches	549	549
Average revenue per comparable branch	$93,878	$91,186
(a) Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since December 31, 2007.

The following table sets forth selected financial and statistical information for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
Other Information:
Payday loan volume (in thousands)	$297,456	$273,889
Average revenue per branch	93,798	97,706

Average loan size (principal plus fee)	$370.61	$369.53
Average fees per loan	53.66	53.30

Branch Information:
Number of branches, beginning of period	596	585
De novo branches opened	2	1
Acquired branches	1
Branches closed	(2)	(23)

Number of branches, end of period	597	563

Average number of branches open during period	596	576

Average number of branches open during period (exlcuding branches reported as discontinued operations)	564	565

Income from continuing operations. For the three months ended March 31, 2009, income from continuing operations was $6.5 million compared to $5.5 million for the same period in 2008. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2009, revenues were $55.2 million, a 4.3% increase from $52.9 million during the three months ended March 31, 2008. The increase in revenues was primarily a result of the growth from our buy here, pay here operations, partially offset by declines in payday loan volumes. Revenues from our buy here, pay here operations totaled $4.4 million for the first quarter 2009 compared to $601,000 in the first quarter of 2008. This increase is attributable to operating five locations in 2009 versus one in first quarter 2008.

Revenues from our payday loan product represent our largest source of revenues and were approximately 71.3% of total revenues for the three months ended March 31, 2009. With respect to payday loan volume, we originated approximately $273.9 million in loans during first quarter 2009, which was a decline of 7.9% from the $297.5 million during first quarter 2008. This decline is primarily attributable to reduced payday loan volume in Virginia, where the Company began offering an open-end credit product in late 2008. The average loan (including fee) totaled $369.53 in first quarter 2009 versus $370.61 during first quarter 2008. Average fees received from customers per loan declined from $53.66 in first quarter 2008 to $53.30 in first quarter 2009. Our average fee rate per $100 for first quarter 2009 was $16.85 compared to $16.93 in first quarter 2008.

Revenues from installment loans, CSO fees, check cashing, title loans, buy here, pay here and other sources totaled $15.8 million during first quarter 2009, up approximately $5.5 million from the $10.3 million in the comparable prior year quarter. The following table summarizes other revenues (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Installment loan interest	$4,605	$4,477	8.7%	8.1%
Credit service fees	1,402	1,593	2.7%	2.9%
Check cashing fees	1,980	1,944	3.7%	3.5%
Title loan fees	918	800	1.7%	1.4%
Buy here, pay here sales and interest	601	4,379	1.1%	7.9%
Open-end credit interest and fees		1,732		3.2%
Other fees	753	902	1.5%	1.7%

Total	$10,259	$15,827	19.4%	28.7%

The increase in revenues from our buy here, pay here operations was a result of operating five branches during first quarter 2009 compared to one branch during first quarter 2008. The decline in installment loans, check cashing fees and title loan fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the three months ended March 31, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)
Pre - 1999	33	$6,206	$5,658	(8.8)%	$63	$57
1999	38	4,801	4,572	(4.8)%	42	40
2000	45	5,304	4,819	(9.1)%	39	36
2001	31	3,488	3,396	(2.6)%	38	37
2002	51	5,328	5,139	(3.5)%	35	34
2003	42	4,074	3,989	(2.1)%	32	32
2004	69	5,378	5,163	(4.0)%	26	25
2005	137	10,047	10,157	1.1%	24	25
2006	84	5,654	5,753	1.8%	22	23
2007	19	1,259	1,413	12.2%	22	25
2008	13	31	669			17
2009	1		1

Sub-total	563	51,570	50,729	(1.6)%	$31	$30

Closed branches (a)		706	68
Buy here, pay here		601	4,379
Other		25	28

Total		$52,902	$55,204	4.4%

(a)	Amounts for closed branches do not include revenue from branches that are reported as discontinued operations.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2009 have been open at least 15 months. Our revenues from comparable branches decreased by $1.4 million, from $51.5 million during first quarter 2008 to $50.1 million in first quarter 2009. This decrease is primarily attributable to reduced customer demand across most states.

We are expecting that 2009 will be a very challenging year for our customers and our branch operations given the current state of the economy and markets. We believe that our customers used 2008 stimulus checks to reduce their borrowings, including borrowings with us, and we anticipate that stimulus checks and refundable tax credits will likewise be used by our customers in 2009 to reduce their borrowings, including borrowings with us. With consumer spending and confidence deteriorating, unemployment rates increasing and expected lower loan volumes, revenue improvements are unlikely during 2009 for our core short-term lending branches. We expect revenues from our buy here, pay here operations to improve by $12 to $15 million over 2008, due to the two locations we acquired in January 2009 and to continued growth in our three existing locations as of December 31, 2008.

Branch Expenses. Total branch expenses increased $1.8 million, or 5.7%, from $31.5 million during first quarter 2008 to $33.3 million in first quarter 2009. Branch-level salaries and benefits increased by $156,000 for the three months ended March 31, 2009 compared to the same period in the prior year primarily due to higher benefit costs. The remainder of the increase is due to cost of sales associated with our automotive operations.

The provision for losses increased from $8.4 million in first quarter 2008 to $8.7 million during first quarter 2009. Our loss ratio was 15.7% in first quarter 2009 and 15.9% in first quarter 2008. This improvement reflects lower returned items and a better collection rate quarter-to-quarter, partially offset by a higher allowance associated with our new open-end credit product in Virginia. Our charge-offs as a percentage of revenue were 37.8% during first quarter 2009 and 43.8% during first quarter 2008. Our collections as a percentage of charge-offs were 62.5% during first quarter 2009 and 56.4% during first quarter 2008. We received approximately $294,000 from the sale of certain payday loan receivables during first quarter 2009 that had previously been written off. We did not sell any payday loan receivables during first quarter 2008.

With respect to 2009, we anticipate that the collections environment will continue to be challenging based on the current state of the economy and our expectation that there will a limited market for the sale of payday loan receivables. We also anticipate that our loss ratio could be affected negatively during 2009 due to the introduction of a new product in Virginia and to a lesser extent a new product in Ohio. Our past experience has indicated that the introduction of new products has increased our loss ratio as our customers transition to the new product (e.g., installment loans in Illinois and New Mexico).

Comparable branches totaled $7.8 million in loan losses during first quarter 2009 compared to $8.5 million for the same period in the prior year. In our comparable branches, the loss ratio was 15.5% during first quarter 2009 compared to 16.5% during first quarter 2008.

Branch Gross Profit. Branch gross profit was $21.4 million in first quarter 2008 and $21.9 million in first quarter 2009. Branch gross margin, which is branch gross profit as a percentage of revenues, decreased from 40.5% during first quarter 2008 to 39.7% during first quarter 2009. Comparable branches during first quarter 2009 reported a gross margin of 42.2% versus 41.0% in first quarter 2008.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended March 31, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Gross Profit (Loss)		Gross Margin %		Loss Ratio
	Branches	2008	2009	2008	2009	2008	2009
		(in thousands)
Pre - 1999	33	$3,366	$3,321	54.2%	58.7%	13.0%	9.4%
1999	38	2,062	2,032	42.9%	44.4%	15.0%	12.8%
2000	45	2,246	2,166	42.3%	44.9%	21.3%	17.8%
2001	31	1,614	1,756	46.3%	51.7%	15.7%	11.6%
2002	51	2,624	2,174	49.2%	42.3%	13.6%	19.5%
2003	42	1,917	1,401	47.1%	35.1%	13.3%	25.2%
2004	69	2,311	2,191	43.0%	42.4%	8.7%	9.5%
2005	137	3,091	3,668	30.8%	36.1%	19.7%	15.8%
2006	84	1,814	1,998	32.1%	34.7%	19.7%	17.8%
2007	19	108	442	8.5%	31.3%	36.4%	20.5%
2008	13	(59)	173		25.9%	16.1%	13.6%
2009	1		(40)

Sub-total	563	21,094	21,282	40.9%	42.0%	16.5%	15.5%

Closed branches (a)		(113)	(167)
Buy here, pay here		(26)	(351)	(4.3)%	(8.0)%	22.0%	38.7%
Other (b)		466	1,170

Total		$21,421	$21,934	40.5%	39.7%	15.9%	15.7%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $294,000 for the three months ended March 31, 2009.

Regional and Corporate Expenses. Regional and corporate expenses declined by $900,000, from $10.3 million in first quarter 2008 to $9.4 million in first quarter 2009. The increased level of expenses in first quarter 2008 is attributable to higher governmental affairs spending associated with contested states. In Arizona, the Company joined with other short-term loan companies to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in 2010 and to put into place a series of consumer friendly reforms. In addition, the Company joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. Both of these ballot initiatives significantly added to the Company's general and administrative expenses during 2008.

Income Tax Provision. The effective income tax rate during first quarter 2009 declined to 39.0% from 39.3% in prior year’s first quarter. The decline is primarily due to certain expenses for government affairs that were not deductible for income tax purposes during first quarter 2008.

Discontinued Operations. During first quarter 2009, we closed 23 of our lower performing branches in various states (which included 19 branches reported as discontinued operations and four branches that were consolidated into nearby branches). In accordance with GAAP, we recorded approximately $1.1 million in pre-tax charges during the three months ended March 31, 2009 associated with these closings. The charges included a $667,000 loss for the disposition of fixed assets, $409,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $6,000 for other costs.

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with GAAP, the Company recorded approximately $943,000 in pre-tax charges during 2008 associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

As noted above, the closure of branches during first quarter 2009 included 19 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three months ended March 31, 2008 and 2009 is presented below (in thousands):

	Three Months Ended March 31,
	2008	2009
Total revenues	$1,542	$651
Provision for losses	743	447
Other branch expenses	1,022	807
Branch gross loss	(223)	(603)
Loss before income taxes	(232)	(1,167)
Benefit for income taxes	91	461
Loss from discontinued operations	$(141)	$(706)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Cash flows provided by (used for):
Operating activities	$21,527	$20,702
Investing activities	(771)	(4,737)
Financing activities	(30,524)	(18,740)

Net decrease in cash and cash equivalents	(9,768)	(2,775)

Cash and cash equivalents, beginning of year	24,145	17,314

Cash and cash equivalents, end of period	$14,377	$14,539

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The credit facility expires on December 6, 2012. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the first amendment to the credit facility as of March 7, 2008. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

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

Net cash provided by operating activities for the three months ended March 31, 2009 was $20.7 million, approximately $800,000 lower than the $21.5 million in comparable 2008. This decrease is primarily attributable to changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the three months ended March 31, 2009 was $4.7 million, which consisted of approximately $4.1 million for the acquisition of two buy here, pay here locations in Missouri and $584,000 for capital expenditures. The capital expenditures primarily included $242,000 for renovations to existing and acquired branches and $239,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the three months ended March 31, 2008 was $771,000, which primarily consisted of approximately $571,000 for capital expenditures and approximately $205,000 in acquisition costs. The capital expenditures included $70,000 to open two de novo branches in 2008, $349,000 for renovations to existing and acquired branches, $22,000 for technology and other furnishings at the corporate office, $98,000 for branches not yet open as of March 31, 2008 and $32,000 for other expenditures.

Net cash used for financing activities for the three months ended March 31, 2009 was $18.7 million, which primarily consisted of $20.8 million in repayments of indebtedness under the credit facility, $4.6 million in repayments on the term loan, $900,000 in dividend payments to stockholders and $544,000 for the repurchase of 117,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $8.0 million under the credit facility. Cash used for financing activities for the three months ended March 31, 2008 was $30.5 million, which primarily consisted of $24.5 million in repayments of indebtedness under the credit facility, $1.0 million in repayments on the term loan and $8.5 million for the repurchase of 1.1 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $3.5 million under the credit facility.

The normal seasonality of our business results in a substantial decrease in loans receivable in the first quarter of each calendar year and a corresponding increase in cash or reduction of our revolving credit facility.

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our revolving credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2009. Expected short-term uses of cash include funding of any increases in payday loans, automotive inventory, debt repayments (including any mandatory prepayment of our term loan), interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, financing of new branch expansion and acquisitions, if any. We funded the purchase of the assets associated with two buy here, pay here locations that we acquired with a draw on our credit facility. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowings under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. On May 5, 2009, our board of directors declared a quarterly dividend of $0.05 per common share. The quarterly dividend is payable June 2, 2009, to stockholders of record as of May 19, 2009.

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

As of December 31, 2008, we had three buy here, pay here locations. In addition, we purchased two buy here, pay here lots in January 2009 for approximately $4.1 million and we plan on opening from one to three additional lots during 2009. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automotive inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Arizona, South Carolina and Illinois represented approximately 25%, 12%, 9%, 8%, 7% and 5%, respectively, of total revenues for the three months ended March 31, 2009. Our branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 26%, 12%, 10%, 7%, 7% and 7%, respectively, of total branch gross profit for the three months ended March 31, 2009. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms in June 2010.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2008 and March 31, 2009, consumers had total loans outstanding with the lender of approximately $3.6 million and $1.7 million, respectively. The decline in loans outstanding was primarily due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $60,000 as of March 31, 2009. With respect to the CSO, we recorded a provision for losses for the three months ended March 31, 2008 and 2009 totaling $619,000 and $686,000, respectively. For the three months ended March 31, 2009, charge-offs and recoveries associated with the CSO were $1.1 million and $328,000, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no material developments in the first quarter 2009 in any cases material to the Company as reported in our 2008 Annual Report on Form 10-K. See Note 17 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31 (a)	40,199	$4.69	29,633	$9,238,919
February 1 – February 28 (a)	37,820	4.78	25,243	9,113,300
March 1 – March 31	38,600	4.52	38,600	8,938,970

Total	116,619	$4.66	93,476	$8,938,970

(a)	Stock repurchases of 10,566 shares in January 2009 and 12,577 shares in February 2009 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On March 11, 2008, our board of directors increased the authorization limit of our common stock repurchase program to $60 million and extended the program through June 30, 2009. As of March 31, 2009, we have repurchased 4.6 million shares at a total cost of approximately $51.1 million, which leaves approximately $8.9 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 8, 2009.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)