Form 10-K/A
period 2008-12-31
QC Holdings, Inc.
filed 2009-06-04
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Shares outstanding of the registrant’s common stock as of May 31, 2009: 17,454,027

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 13, 2009.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the fiscal year ended December 31, 2008

Part IV
Item 15.	Exhibits and Financial Statement Schedules	1
	Signatures	2

PART IV

Explanatory Note

QC Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009, in order to add three items to the Index to Exhibits and to file those items as part of this Amendment No. 1. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not update or modify in any way those disclosures affected by subsequent events. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, are filed as exhibits to this Amendment.

Except as described above, we have not modified or updated any of the other disclosures or information presented in the original Form 10-K.

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The financial statements, contained on pages 68 to 103, were filed as part of the original 2008 Form 10-K filed on March 13, 2009, under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules were omitted from the original 2008 Form 10-K filed on March 13, 2009, because they were not applicable, were insignificant or the required information was shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

Date: June 4, 2009	By:	/S/ DOUGLAS E. NICKERSON
Douglas E. Nickerson
Chief Financial Officer

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on July 9, 2004.

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.5	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.6	Form of Incentive Stock Option Agreement.*

10.7	Form of Non-Qualified Stock Option Agreement (Director).*

10.8	Form of Non-Qualified Stock Option Agreement (Employee).*

10.9	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.10	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.11	Amended and Restated Credit Agreement dated as of December 7, 2007, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

Exhibit No.	Description of Document
10.12	First Amendment Agreement dated as of March 7, 2008, between QC Holdings, Inc. as Borrower, U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

10.13	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.17	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.18	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.20	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.21	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

Exhibit No.	Description of Document
10.22	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.23	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.24	The Executive Nonqualified Excess Plan Document and Adoption Agreement.**

10.25	QC Holdings, Inc. Long-Term Incentive Plan Summary.**

10.26	QC Holdings, Inc. Annual Incentive Plan Summary.**

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.4	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **

*	Included as part of the original 2008 Form 10-K filed on March 13, 2009.
**	Filed herewith as part of this Amendment No. 1 on Form 10-K/A.