Form 10-Q
period 2009-06-30
QC Holdings, Inc.
filed 2009-08-07
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2009:

Common Stock $0.01 per share par value – 17,411,654 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2009

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year 2009.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2008	June 30, 2009
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$17,314	$13,481
Loans receivable, less allowance for losses of $6,648 at December 31, 2008 and $9,470 at June 30, 2009	73,711	69,637
Deferred income taxes	2,128	4,251
Prepaid expenses and other current assets	4,357	4,928

Total current assets	97,510	92,297

Property and equipment, net	23,664	20,751

Goodwill	16,144	16,491

Deferred income taxes	85	353
Other assets, net	5,639	5,924

Total assets	$143,042	$135,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298	$323
Accrued expenses and other liabilities	5,017	4,473
Accrued compensation and benefits	7,258	6,201
Deferred revenue	4,802	4,004
Income taxes payable	1,112	1,106
Debt due within one year	33,143	22,500

Total current liabilities	51,630	38,607

Long-term debt	37,607	34,607
Other non-current liabilities	4,386	4,501

Total liabilities	93,623	77,715

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,451,721 outstanding at December 31, 2008; 20,700,250 shares issued and 17,411,654 outstanding at June 30, 2009	207	207
Additional paid-in capital	67,347	66,805
Retained earnings	17,737	25,951
Treasury stock, at cost	(34,782)	(34,050)
Accumulated other comprehensive income (loss)	(1,090)	(812)

Total stockholders’ equity	49,419	58,101

Total liabilities and stockholders’ equity	$143,042	$135,816

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues
Payday loan fees	$43,112	$38,474	$85,600	$77,749
Other	9,182	13,541	19,426	29,323

Total revenues	52,294	52,015	105,026	107,072

Branch expenses
Salaries and benefits	11,820	11,321	23,326	22,981
Provision for losses	14,084	11,746	22,458	20,353
Occupancy	6,470	6,030	12,754	12,273
Depreciation and amortization	1,077	1,035	2,162	2,066
Other	3,741	4,420	7,820	9,953

Total branch expenses	37,192	34,552	68,520	67,626

Branch gross profit	15,102	17,463	36,506	39,446

Regional expenses	3,309	3,382	6,752	6,846
Corporate expenses	6,126	5,225	13,031	11,176
Depreciation and amortization	688	827	1,364	1,560
Interest expense, net	1,010	811	2,208	1,858
Other expense, net	241	18	319	153

Income from continuing operations before taxes	3,728	7,200	12,832	17,853
Provision for income taxes	1,433	2,726	5,012	6,886

Income from continuing operations	2,295	4,474	7,820	10,967
Loss from discontinued operations, net of income tax	(800)	(217)	(931)	(953)

Net income	$1,495	$4,257	$6,889	$10,014

Weighted average number of common shares outstanding:
Basic	17,739	17,459	18,232	17,465
Diluted	17,939	17,634	18,406	17,581

Earnings (loss) per share:
Basic
Continuing operations	$0.13	$0.25	$0.42	$0.61
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.05)

Net income	$0.08	$0.24	$0.37	$0.56

Diluted
Continuing operations	$0.13	$0.25	$0.42	$0.61
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.05)

Net income	$0.08	$0.24	$0.37	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net income	$6,889	$10,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	3,657
Provision for losses	24,181	20,832
Deferred income taxes	(1,512)	(2,561)
Loss on disposal of property and equipment	873	846
Stock-based compensation	1,189	1,445
Changes in operating assets and liabilities:
Loans receivable, net	(16,666)	(14,016)
Prepaid expenses and other assets	(211)	72
Other assets	(57)	(517)
Accounts payable	(324)	25
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(2,044)	(1,951)
Income taxes	(1,553)	(157)
Other non-current liabilities	1,021	117

Net operating	15,437	17,806

Cash flows from investing activities
Purchase of property and equipment	(1,407)	(938)
Proceeds from sale of property and equipment	5	10
Acquisition costs, net	(206)	(4,163)

Net investing	(1,608)	(5,091)

Cash flows from financing activities
Borrowings under credit facility	19,050	16,750
Repayments under credit facility	(25,300)	(24,500)
Repayments on long-term debt	(2,000)	(5,893)
Dividends to stockholders	(901)	(1,800)
Repurchase of common stock	(11,144)	(1,251)
Exercise of stock options	50	146

Net financing	(20,245)	(16,548)

Cash and cash equivalents
Net decrease	(6,416)	(3,833)
At beginning of year	24,145	17,314

At end of period	$17,729	$13,481

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$2,382	$1,889
Income taxes	7,569	8,984

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance, December 31, 2007	18,787	$207	$67,446	$9,502	$(24,929)	$—	$52,226

Comprehensive income:

Net income				13,579

Unrealized loss on derivative instrument, net of deferred taxes of $666						(1,090)

Total comprehensive income							12,489

Common stock repurchases	(1,563)				(12,547)		(12,547)

Dividends to stockholders				(5,344)			(5,344)

Issuance of restricted stock awards	105		(1,339)		1,339		—

Stock-based compensation expense			2,227				2,227

Stock option exercises	123		(1,126)		1,355		229

Tax impact of stock-based compensation			139				139

Balance, December 31, 2008	17,452	207	67,347	17,737	(34,782)	(1,090)	49,419

Comprehensive income:

Net income				10,014

Unrealized gain on derivative instrument, net of deferred taxes of $170						278

Total comprehensive income							10,292

Common stock repurchases	(228)				(1,251)		(1,251)

Dividends to stockholders				(1,800)			(1,800)

Issuance of restricted stock awards	113		(1,197)		1,197		—

Stock-based compensation expense			1,445				1,445

Stock option exercises	75		(640)		786		146

Tax impact of stock-based compensation			(150)				(150)

Balance, June 30, 2009 (Unaudited)	17,412	$207	$66,805	$25,951	$(34,050)	$(812)	$58,101

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2009, the Company operated 557 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.1 million. As of June 30, 2009, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the first six months of 2009 was approximately $8,700 and the average term of the loan was 31 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2008 and June 30, 2009, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2009, in conformity with GAAP.

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through August 7, 2009.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Note 2 – Accounting Developments

In April 2009, the Financial Accounting Standards Board (FASB) issued three Staff Positions (FSPs) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard on June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No 46, Consolidation of Variable Interest Entities, to qualifying special purpose entities. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe that the adoption of SFAS 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (SFAS 168). Under SFAS 168, the FASB Accounting Standards Codification will become the source of GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS 168 will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method. The Company adopted FSP EITF 03-6-1 on January 1, 2009. In the last few years, the Company has issued restricted stock to employees and independent directors that contain non-forfeitable rights to dividends. As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to provisions of this standard. See Note 6 for additional information.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information. In accordance with FSP FAS No. 157-2, the Company adopted in the first quarter of 2009 the provisions of SFAS No. 157 with respect to non-financial assets and non-financial liabilities. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table presents fair value measurements as of June 30, 2009 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value

Interest rate swap agreement	$—	$1,308	$—	$1,308

Total	$—	$1,308	$—	$1,308

As of December 31, 2008, the fair value of the interest rate swap agreement was $1.8 million. For the six months ended June 30, 2009, the Company recorded unrealized gain of $448,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 12.

Note 4 – Significant Business Transactions

Closure of Branches. During the first six months of 2009, the Company closed 29 of its lower performing branches in various states (which included five branches that were consolidated into nearby branches). The Company recorded approximately $1.4 million in pre-tax charges during the six months ended June 30, 2009 associated with these closings. The charges included an $810,000 loss for the disposition of fixed assets, $597,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $10,000 for other costs.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of June 30, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Reductions	Balance at June 30, 2009

Lease and related occupancy costs (a)	$318	$733	$(546)	$505
Severance		15	(15)
Other		10	(10)

Total	$318	$758	$(571)	$505

(a)	The additions include charges of $136,000 during the six months ended June 30, 2009 to increase the lease liabilities for branches that were closed prior to January 1, 2009 and not included in discontinued operations. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of June 30, 2009, the balance of $505,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

As noted above, the closure of branches during first six months of 2009 included 24 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2008 and 2009 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$1,596	$67	$3,308	$865

Provision for losses	954	(23)	1,723	479
Other branch expenses (income)	1,404	316	2,553	1,264

Branch gross loss	(762)	(226)	(968)	(878)
Other, net	(561)	(132)	(571)	(697)

Loss before income taxes	(1,323)	(358)	(1,539)	(1,575)
Benefit for income taxes	523	141	608	622

Loss from discontinued operations	$(800)	$(217)	$(931)	$(953)

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

As noted above, the Company adopted FSP EITF 03-6-1 on January 1, 2009. Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest are treated as participating securities. Prior to the adoption of FSP EITF 03-6-1, unvested share-based payment awards with non-forfeitable rights to dividends were included in the calculation of diluted earning per share using the treasury stock method. The FSP EITF 03-6-1 requires these unvested share-based payment awards to be included in the calculation of basic earnings per share using the two-class method. For the three months ended June 30, 2008, there was no impact of adopting the FSP on previously reported basic and diluted earnings per share. For the six months ended June 30, 2008, the impact of adopting the FSP decreased previously reported basic earnings per share by $0.01 and had no impact on previously reported diluted earnings per share.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Income available to common stockholders:
Income from continuing operations	$2,295	$4,474	$7,820	$10,967
Discontinued operations, net of income tax	(800)	(217)	(931)	(953)

Net income	$1,495	$4,257	$6,889	$10,014

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,739	17,459	18,232	17,465
Dilutive effect of stock options and unvested restricted stock	200	175	174	116

Weighted average diluted common shares outstanding	17,939	17,634	18,406	17,581

Basic earnings (loss) per share:
Continuing operations	$0.13	$0.25	$0.42	$0.61
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.05)

Net income	$0.08	$0.24	$0.37	$0.56

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.25	$0.42	$0.61
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.05)

Net income	$0.08	$0.24	$0.37	$0.56

Anti-dilutive securities. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009, because they were anti-dilutive. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008, because they were anti-dilutive.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Average loan to customer (principal plus fee)	$369.13	$367.67	$369.77	$368.53
Average fee received by the Company	$53.37	$53.34	$53.51	$53.32
Average term of the loan (days)	16	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. During the three months and six months ended June 30, 2009, the Company received approximately $258,000 and $552,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2008 and June 30, 2009.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of its review of these factors. As of June 30, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is based upon the Company’s review of industry loss experience and qualitative factors with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Industry loss rates typically range between 24% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans at June 30, 2009 is higher than levels expected in future years due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for auto loans by $300,000, as a result of its review of these factors. As of June 30, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Allowance for loan losses
Balance, beginning of period	$2,767	$7,821	$4,442	$6,648
Charge-offs	(23,739)	(18,725)	(47,036)	(39,136)
Recoveries	10,897	9,069	23,995	22,230
Provision for losses	14,141	11,305	22,665	19,728

Balance, end of period	$4,066	$9,470	$4,066	$9,470

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Installment loan interest	$4,285	$4,221	$8,890	$8,698
Buy here, pay here sales and interest	578	3,247	1,179	7,626
Credit service fees	1,414	1,490	2,817	3,083
Check cashing fees	1,339	1,254	3,296	3,191
Title loan fees	905	757	1,838	1,556
Open-end credit fees		1,760		3,429
Other fees	661	812	1,406	1,740

Total	$9,182	$13,541	$19,426	$29,323

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
Buildings	$4,336	$4,336
Leasehold improvements	20,923	20,273
Furniture and equipment	23,801	23,493
Vehicles	939	954

	49,999	49,056
Less: Accumulated depreciation and amortization	(26,335)	(28,305)

Total	$23,664	$20,751

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2008, the balance of the deferred rent liability was approximately $464,000, of which $325,000 is classified as a non-current liability. As of June 30, 2009, the balance of the deferred rent liability was approximately $395,000 of which $256,000 is classified as a non-current liability.

Note 10 –Acquisitions, Goodwill and Intangible Assets

Acquisitions. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million, which included loans receivable of approximately $2.7 million and inventory of $642,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net tangible assets acquired totaled $765,000. Of this amount, the Company recorded $347,000 to goodwill, $141,000 to customer relationships, $183,000 to non-compete agreements and $94,000 to trade name. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2008.

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2008	June 30, 2009

Balance at beginning of period	$16,081	$16,144
Acquisitions	63	347

Balance at end of period	$16,144	$16,491

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2008	June 30, 2009

Amortized intangible assets:
Customer relationships	$2,327	$2,478
Non-compete agreements	918	1,104
Debt issue costs	1,591	1,591
Other	15	15

	4,851	5,188
Non-amortized intangible assets:
Trade names	600	694

Gross carrying amount	5,451	5,882
Less: Accumulated amortization	(1,934)	(2,598)

Net intangible assets	$3,517	$3,284

Intangible assets at December 31, 2008 and June 30, 2009 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are generally considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 11– Indebtedness

The following table summarizes long-term debt at December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008	June 30, 2009

Term loan	$46,000	$40,107
Revolving credit facility	24,750	17,000

Total debt	70,750	57,107
Less: debt due within one year	(33,143)	(22,500)

Long-term debt	$37,607	$34,607

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of June 30, 2009, the Company was in compliance with all of its debt covenants.

In accordance with GAAP, amounts drawn on the revolving credit facility are shown as debt due within one year. Under the terms of the credit agreement, however, the revolving credit facility does not mature until December 2012, and no amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as the Company is in compliance with our financial and other covenants in the credit facility, the Company does not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. For the six months ended June 30, 2009, the Company paid $5.9 million on the term loan, which included $2.7 million required under the mandatory prepayment provisions, $2.5 million scheduled payment and an additional voluntary prepayment of $725,000 to reduce the balance of the term loan.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of June 30, 2009, approximately $39.5 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three and six months ended June 30, 2009. The Company expects approximately $1.1 million of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheet of all derivatives held by the Company as of June 30, 2009 (in thousands).

Derivatives Designated as Hedging Instruments under SFAS 133	Balance Sheet Classification	Fair Value

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,308

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement.

Derivatives Designated as Hedging Instruments under SFAS 133	Gain (Loss) Recognized in OCI

Cash flow hedges:
Loss recognized in other comprehensive income	$(6)
Amount reclassified from accumulated other comprehensive income to interest expense	454

Total	$448

Note 13 – Income taxes

The Company had unrecognized tax benefits of approximately $50,000 as of December 31, 2008 and June 30, 2009. The unrecognized tax benefits of $50,000 at June 30, 2009, which if ultimately recognized, would impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2009.

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

Note 14 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2008 and June 30, 2009, the consumers had total loans outstanding with the lender of approximately $3.6 million and $2.2 million, respectively. The decline in loans outstanding was due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable to reflect the anticipated losses related to uncollected loans. The payable is recognized at its fair value pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of June 30, 2009. With respect to the CSO, the Company recorded a provision for losses for the six months ended June 30, 2008 and 2009 totaling $1.5 million and $1.1 million, respectively. For the six months ended June 30, 2009, charge-offs and recoveries associated with the CSO were $1.7 million and $481,000, respectively.

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net income	$1,495	$4,257	$6,889	$10,014
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	352	112	352	(6)
Amount reclassed to interest expense related to interest rate swap	91	227	91	454
Deferred income taxes	(167)	(129)	(167)	(170)

Other comprehensive income (loss):	276	210	276	278

Comprehensive income	$1,771	$4,467	$7,165	$10,292

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2009, the Company has repurchased 4.7 million shares at a total cost of approximately $51.8 million, which leaves approximately $8.2 million that may yet be purchased under the current program.

Dividends. On May 5, 2009, the Company’s board of directors declared a cash dividend of $0.05 per common share. The dividend was paid on June 2, 2009 to stockholders of record as of May 19, 2009. The total amount of the dividend paid was approximately $900,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Employee stock-based compensation:
Stock options	$288	$338	$558	$648
Restricted stock awards	220	300	415	567

	508	638	973	1,215

Non-employee director stock-based compensation
Restricted stock awards			216	230

Total	$508	$638	$1,189	$1,445

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

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price

Outstanding, January 1, 2009	2,551,534	$10.53
Granted	530,492	4.39
Exercised	(75,000)	1.95
Terminated/Cancelled	(52,794)	11.10

Outstanding, June 30, 2009	2,954,232	$9.63

Exercisable, June 30, 2009	2,001,608	$10.98

Restricted stock grants. During first quarter 2009, the Company granted 411,744 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 359,464 shares granted to employees that vest equally over four years and 52,280 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.8 million. For the three and six months ended June 30, 2009, the Company recognized $94,000 and $385,000, respectively in stock-based compensation expense related to these restricted stock grants. As of June 30, 2009, there was $1.4 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.6 years.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2009 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2009	223,292	$11.92
Granted	411,744	4.39
Vested	(112,623)	6.70
Forfeited	(7,242)	7.48

Non-vested balance, June 30, 2009	515,171	$6.73

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court and ordered the case to arbitration, but struck the class action waiver provision. In June 2009, plaintiff filed her action in arbitration. After the Company files its answer, the case will move to the class discovery stage.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. It is expected that defendants will appeal these rulings.

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handing the three companion cases. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. There is a stay in the North Carolina lawsuit, pending the final outcome in the other three North Carolina cases concerning the enforceability of the arbitration provision in the consumer contracts. With the trial court’s recent decision in the companion cases, it is expected that the stay in the Company’s case will end. Once this happens, the Company will begin limited discovery on its own motion to compel arbitration and plaintiffs’ motion for class certification. If this happens as expected, it is possible that the Company would receive a ruling on these motions from the trial court by late 2009 or early 2010.

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

On December 11, 2008, the Company removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the Company filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the Company’s motion to dismiss. In March 2009, the federal court ruled against the Company’s efforts to remove the case to federal court and remanded the case to state court. It did not rule on the Company’s motion to dismiss. In May 2009, the federal court issued its written ruling. The Company has appealed this decision to the Fourth Circuit Court of Appeals.

California. On September 5, 2008, a subsidiary of the Company was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of the California subsidiary. Ms. Winters alleges that the Company violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that the Company improperly charged California consumers a fee to extend or “roll over” their loan transactions, that the Company did not have authority to deduct funds electronically, and that the Company’s use of a class action waiver in its loan agreements is unconscionable. In October 2008, the Company filed its answer, denying all allegations. It also filed a claim against Ms. Winters for failing to pay her final loan. The parties are currently engaged in discovery on plaintiff’s class action allegations. Because this case is in its preliminary stages, it is unlikely any ruling on the merits of the claims will occur until early 2010 or later.

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

Company branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 12%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2009. Company branches located in the states of Missouri, Arizona, California, Illinois, South Carolina and Kansas represented approximately 27%, 11%, 11%, 7%, 7%, and 6%, respectively, of total branch gross profit for the six months ended June 30, 2009. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the law under which the Company provides short-term loans in Arizona terminates on June 30, 2010. To the extent that the industry is not able to obtain an amendment of the termination clause in the law or the Company is not able to develop alternative products that serve its customers, the revenues and gross profit derived from Arizona would cease. Also, amendments to the Washington law become effective January 1, 2010, which are likely to adversely affect the revenues and profitability of our Washington branches.

Note 19 – Subsequent Events

Dividends. On July 29, 2009, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on September 1, 2009 to stockholders of record as of August 18, 2009. The Company estimates that the total amount of the dividend will be approximately $900,000.

The Company has evaluated events and transactions subsequent to the balance sheet date through August 7, 2009, the date these financial statements were issued.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (4) risks associated with the leverage of the Company, (5) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with future acquisitions, and (8) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 72.6% of our total revenues for the six months ended June 30, 2009. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 557 short-term lending branches in 24 states at June 30, 2009. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. Through five locations in the Kansas City area, we also sell used automobiles and finance most of those sales, earning income on the automotive sales and interest on the automotive loans.

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

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2009 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

With respect to our cost structure, salaries and benefits are one of our largest costs and have historically been driven by the addition of branches throughout the year and growth in loan volumes. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we make an immediate charge-off for the amount of the customer’s loan, which includes accrued fees and interest. If any amount is collected on loans previously charged off, we record it as a recovery. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Over the last five years, we have grown from 294 branches to 557 branches through a combination of acquisitions and new branch openings. During this period, we opened 307 de novo branches, acquired 104 branches and closed 148 branches. In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 557 at June 30, 2009. During the first six months of 2009, we closed 29 of our lower performing branches in various states (which included five branches that were consolidated into nearby branches). In accordance with GAAP, we recorded approximately $1.4 million in pre-tax charges during the six months ended June 30, 2009 associated with these closings.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2004.

	2004	2005	2006	2007	2008	June 30, 2009

Beginning branch locations	294	371	532	613	596	585
De novo branches opened during period	54	174	46	20	12	1
Acquired branches during period	29	10	51	13	1
Branches closed during period	(6)	(23)	(16)	(50)	(24)	(29)

Ending branch locations	371	532	613	596	585	557

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During the remainder of 2009, we expect to open up to 5 payday-focused branches. In January 2009, we acquired the assets related to two automotive sale and finance locations in Missouri.

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and nationally. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the last two years a few states have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states.

During 2009, payday loan-related legislation was passed in various states, including South Carolina and Washington, that may affect our profitability beginning in 2010. We will continue to monitor and evaluate the laws as they are finalized in each of these states. During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to stabilize the regulatory environment with respect to providing short-term loans to customers in those states. While the outcome of those initiatives was not favorable, there is little immediate impact on us. In Arizona, we will continue to operate under the existing legislation, while working to eliminate the June 2010 sunset provision that would remove short-term loans as an alternative for Arizona customers. In Ohio, we closed 13 branches in the third quarter of 2008 in response to legislation that effectively precludes payday lending in that state, but are offering customers a new product at our remaining Ohio branches under a different statute.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

The following table sets forth our results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$43,112	$38,474	82.4%	74.0%
Other	9,182	13,541	17.6%	26.0%

Total revenues	52,294	52,015	100.0%	100.0%

Branch expenses
Salaries and benefits	11,820	11,321	22.6%	21.8%
Provision for losses	14,084	11,746	26.9%	22.6%
Occupancy	6,470	6,030	12.4%	11.6%
Depreciation and amortization	1,077	1,035	2.1%	2.0%
Other	3,741	4,420	7.1%	8.4%

Total branch expenses	37,192	34,552	71.1%	66.4%

Branch gross profit	15,102	17,463	28.9%	33.6%

Regional expenses	3,309	3,382	6.3%	6.5%
Corporate expenses	6,126	5,225	11.7%	10.0%
Depreciation and amortization	688	827	1.3%	1.6%
Interest expense, net	1,010	811	1.9%	1.6%
Other expense, net	241	18	0.6%	0.1%

Income from continuing operations before income taxes	3,728	7,200	7.1%	13.8%
Provision for income taxes	1,433	2,726	2.7%	5.2%

Income from continuing operations	2,295	4,474	4.4%	8.6%
Loss from discontinued operations, net of income tax	(800)	(217)	(1.5)%	(0.4)%

Net income	$1,495	$4,257	2.9%	8.2%

The following table sets forth selected information of our comparable branches for the three months ended June 30, 2008 and 2009:

Comparable Branch Information (a):

	Three Months Ended June 30,
	2008	2009
Total revenues generated by all comparable branches (in thousands)	$51,144	$48,346
Total number of comparable branches	548	548
Average revenue per comparable branch	$93,328	$88,222

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since March 31, 2008.

The following table sets forth selected financial and statistical information for the three months ended June 30, 2008 and 2009:

	Three Months Ended June 30,
	2008	2009
Branch Information:
Number of branches, beginning of period	597	563
De novo branches opened	4
Acquired branches
Branches closed	(4)	(6)

Number of branches, end of period	597	557

Average number of branches open during period	597	561

Average number of branches open during period (excluding branches reported as discontinued operations)	561	558

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$309,170	$277,913
Average loan (principal plus fee)	369.13	367.67
Average fees per loan	53.37	53.34
Installment Loans:
Installment loan volume (in thousands)	$7,997	$7,665
Average loan (principal)	528.91	497.72
Average term (days)	190	184
Automotive Loans:
Automotive loan volume (in thousands)	$439	$2,545
Average loan (principal)	7,706	8,628
Average term (months)	33	30

Income from continuing operations. For the three months ended June 30, 2009, income from continuing operations was $4.5 million compared to $2.3 million for the same period in 2008. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2009, revenues were $52.0 million, a slight decrease from $52.3 million during the three months ended June 30, 2008. The decrease in revenues was primarily due to reduced payday loan volumes, largely offset by higher automotive loan volumes (due to an increase in locations).

Revenues from our payday loan product represent our largest source of revenues and were approximately 74.0% of total revenues for the three months ended June 30, 2009. With respect to payday loan volume, we originated approximately $277.9 million in loans during second quarter 2009, which was a decline of 10.1% from the $309.2 million during second quarter 2008. This decline is attributable to reduced payday loan demand in most states, including Virginia, where we began offering an open-end credit product in late 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and no longer offer the open-end product. The average payday loan (including fee) totaled $367.67 in second quarter 2009 versus $369.13 during second quarter 2008. Average fees received from customers per loan declined from $53.37 in second quarter 2008 to $53.34 in second quarter 2009. Our average fee rate per $100 for second quarter 2009 was $16.97 compared to $16.90 in second quarter 2008.

The following table summarizes other revenues (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)

Installment loan interest	$4,285	$4,221	8.2%	8.1%
Buy here, pay here sales and interest	578	3,247	1.1%	6.2%
Credit service fees	1,414	1,490	2.7%	2.9%
Check cashing fees	1,339	1,254	2.6%	2.4%
Title loan fees	905	757	1.7%	1.5%
Open-end credit interest and fees		1,760		3.4%
Other fees	661	812	1.3%	1.5%

Total	$9,182	$13,541	17.6%	26.0%

Revenues from installment loans, CSO fees, check cashing, title loans, buy here, pay here and other sources totaled $13.5 million during second quarter 2009, up approximately $4.3 million or 46.7% from $9.2 million in the comparable prior year quarter.

The increase in revenues from our buy here, pay here operations was a result of operating five branches during second quarter 2009 compared to two branches during second quarter 2008. The revenues from the open-end credit reflect the introduction of the product in Virginia in late 2008. As noted above, we are no longer offering this product in Virginia and have re-introduced the payday product. The decline in installment loans, check cashing fees and title loan fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the three months ended June 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)

Pre - 1999	33	$5,967	$5,413	(9.3)%	$60	$55
1999	38	4,781	4,416	(7.6)%	42	39
2000	45	5,033	4,631	(8.0)%	37	34
2001	31	3,498	3,178	(9.1)%	38	34
2002	51	5,211	4,882	(6.3)%	34	32
2003	41	3,995	3,823	(4.3)%	32	31
2004	66	5,163	4,953	(4.1)%	26	25
2005	136	10,122	9,786	(3.3)%	25	24
2006	84	5,818	5,568	(4.3)%	23	22
2007	19	1,310	1,329	1.4%	23	23
2008	12	265	713	(b )	7	20
2009	1		19	(b )		6

Sub-total	557	51,163	48,711	(4.8)%	$31	$29

Closed branches (a)		531	22
Buy here, pay here		578	3,247
Other		22	35

Total		$52,294	$52,015	(0.5)%

(a)	Amounts for closed branches do not include revenue from branches that are reported as discontinued operations.
(b)	Not meaningful.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2009 have been open at least 15 months. Our revenues from comparable branches decreased by $2.8 million, from $51.1 million during second quarter 2008 to $48.3 million in second quarter 2009. This decrease is primarily attributable to reduced customer demand across most states.

We expect that the remainder of 2009 will present various challenges and opportunities for our customers and our branch operations given the dynamic state of the economy and markets. We believe that our customers used 2008 stimulus checks to reduce their borrowings, including borrowings with us. Likewise, we believe that stimulus checks and refundable tax credits during 2009 have been used by our customers to reduce their borrowings, including borrowings with us. With increasing unemployment rates, low consumer spending and negative consumer confidence, we anticipate that customer demand will continue to be lower than the prior year and therefore, revenue improvements will be unlikely during 2009 for our core short-term lending branches. Prior to second quarter 2009, we had expected revenues from our buy here, pay here operations to improve by $12 million to $15 million over 2008, due to the two locations we acquired in January 2009 and the continued growth in our three existing locations. Based on macroeconomic factors, we now expect that revenues from our buy here, pay here operations will improve by $8 million to $12 million over 2008.

Branch Expenses. Total branch expenses decreased $2.6 million, or 7.0%, from $37.2 million during second quarter 2008 to $34.6 million in second quarter 2009. Branch operating costs, exclusive of loan losses, decreased to $22.8 million during second quarter 2009 compared to $23.1 million in second quarter 2008. The decrease was attributable to a reduction in overtime compensation and occupancy costs, partially offset by higher cost of sales associated with our automotive sales locations.

The provision for losses decreased from $14.1 million in second quarter 2008 to $11.7 million during second quarter 2009. Our loss ratio was 22.6% in second quarter 2009 and 26.9% in second quarter 2008. This improvement reflects lower returned items and a better collection rate quarter-to-quarter, partially offset by a higher allowance associated with our open-end credit product in Virginia. Our charge-offs as a percentage of revenue were 36.9% during second quarter 2009 and 44.7% during second quarter 2008. Our collections as a percentage of charge-offs were 47.8% during second quarter 2009 and 45.6% during second quarter 2008. We received approximately $258,000 from the sale of certain payday loan receivables during second quarter 2009 that had previously been written off compared to $243,000 during second quarter 2008.

We believe the very favorable collections experience during the first half of 2009 reflects our customers’ desire to reduce debt and strengthen their financial position. With respect to the remainder of 2009, we anticipate that the collections environment will begin to return to historical levels as customers adapt to the current state of the economy. We also anticipate that our loss ratio will continue to be negatively affected by the transition in Virginia from the open-end product back to the payday loan product. Our past experience has indicated that the introduction of new products has increased our loss ratio as our customers transition to the new product (e.g., from payday loans to installment loans in Illinois and New Mexico).

Comparable branches totaled $11.1 million in loan losses during second quarter 2009 compared to $14.4 million for the same period in the prior year. In our comparable branches, the loss ratio was 23.0% during second quarter 2009 compared to 28.2% during second quarter 2008.

Branch Gross Profit. Branch gross profit was $17.5 million in second quarter 2009 versus $15.1 million in second quarter 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 28.9% during second quarter 2008 to 33.6% during second quarter 2009. Comparable branches during second quarter 2009 reported a gross margin of 36.0% versus 30.5% in second quarter 2008.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended June 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)

Pre - 1999	33	$2,504	$2,620	42.0%	48.4%	26.1%	20.7%
1999	38	1,631	1,782	34.1%	40.3%	25.0%	19.0%
2000	45	1,720	1,838	34.2%	39.7%	28.3%	23.8%
2001	31	1,391	1,375	39.8%	43.3%	24.2%	19.5%
2002	51	1,973	1,825	37.9%	37.4%	24.9%	25.7%
2003	41	1,422	1,502	35.6%	39.3%	26.4%	23.0%
2004	66	1,606	1,694	31.1%	34.2%	23.1%	20.1%
2005	136	1,979	2,775	19.6%	28.4%	32.8%	24.2%
2006	84	1,267	1,608	21.8%	28.9%	32.2%	25.3%
2007	19	84	233	6.4%	17.6%	42.2%	32.9%
2008	12	(52)	197	(19.6)%	27.7%	36.2%	19.9%
2009	1		(38)		(c )		(c )

Sub-total	557	15,525	17,411	30.3%	35.7%	28.2%	23.0%

Closed branches (a)		(261)	(80)
Buy here, pay here		(112)	120	(19.4)%	3.7%	28.4%	32.1%
Other (b)		(50)	12

Total		$15,102	$17,463	28.9%	33.6%	26.9%	22.6%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $258,000 and $243,000 for the three months ended June 30, 2009 and 2008, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses declined by $800,000, from $9.4 million in second quarter 2008 to $8.6 million in second quarter 2009. The decline resulted from our cost management efforts during 2009.

Income Tax Provision. The effective income tax rate during second quarter 2009 declined to 37.9% from 38.4% in prior year’s second quarter. The decline is primarily due to certain expenses for government affairs that were not deductible for income tax purposes during second quarter 2008.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

The following table sets forth our results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)

Revenues
Payday loan fees	$85,600	$77,749	81.5%	72.6%
Other	19,426	29,323	18.5%	27.4%

Total revenues	105,026	107,072	100.0%	100.0%

Branch expenses
Salaries and benefits	23,326	22,981	22.2%	21.5%
Provision for losses	22,458	20,353	21.4%	19.0%
Occupancy	12,754	12,273	12.1%	11.5%
Depreciation and amortization	2,162	2,066	2.1%	1.9%
Other	7,820	9,953	7.4%	9.3%

Total branch expenses	68,520	67,626	65.2%	63.2%

Branch gross profit	36,506	39,446	34.8%	36.8%

Regional expenses	6,752	6,846	6.4%	6.4%
Corporate expenses	13,031	11,176	12.4%	10.4%
Depreciation and amortization	1,364	1,560	1.3%	1.5%
Interest expense, net	2,208	1,858	2.1%	1.7%
Other expense, net	319	153	0.4%	0.1%

Income from continuing operations before income taxes	12,832	17,853	12.2%	16.7%
Provision for income taxes	5,012	6,886	4.8%	6.4%

Income from continuing operations	7,820	10,967	7.4%	10.3%
Loss from discontinued operations, net of income tax	(931)	(953)	(0.8)%	(0.9)%

Net income	$6,889	$10,014	6.6%	9.4%

The following table sets forth selected information of our comparable branches for the six months ended June 30, 2008 and 2009:

Comparable Branch Information (a):

	Six Months Ended June 30,
	2008	2009

Total revenues generated by all comparable branches (in thousands)	$102,234	$97,870
Total number of comparable branches	544	544
Average revenue per comparable branch	$187,930	$179,908

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 18 months since December 31, 2007.

The following table sets forth selected financial and statistical information for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
Branch Information:
Number of branches, beginning of period	596	585
De novo branches opened	6	1
Acquired branches	1
Branches closed	(6)	(29)

Number of branches, end of period	597	557

Average number of branches open during period (excluding branches reported as discontinued operations)	561	559

Other Information:
Payday loans:
Payday loan volume (in thousands)	$605,449	$551,050
Average loan (principal plus fee)	369.77	368.53
Average fees per loan	53.51	53.32

Installment Loans:
Installment loan volume (in thousands)	$13,677	$14,056
Average loan (principal)	524.87	500.83
Average term (days)	189	190

Automotive Loans:
Automotive loan volume (in thousands)	$811	$6,387
Average loan (principal)	7,798	8,725
Average term (months)	33	31
Locations, end of period	2	5

Income from continuing operations. For the six months ended June 30, 2009, income from continuing operations was $11.0 million compared to $7.8 million for the same period in 2008. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2009, revenues were $107.1 million, a 2.0% increase from $105.0 million during the six months ended June 30, 2008. The increase in revenues reflects higher automobile sales due to increase in automotive locations, partially offset by reduced payday loan volume. We originated approximately $551.1 million through payday loans during the six months ended June 30, 2009, which was a decrease of 9.0% from the $605.4 million during the same period in the prior year. The average loan (including fee) totaled $368.53 during the first six months of 2009 versus $369.77 in comparable 2008. Average fees received from customers per loan were $53.51 during first six months of 2008 compared to $53.32 during first six months of 2009. Our average fee rate per $100.00 was $16.91 for the first six months 2009 and $16.92 for the same period in 2008.

We anticipate that our average fee rate may decline in 2009 as rates are modified based on changing legislation or regulation and as we enter into or expand in states that have lower fee structures.

The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)

Installment loan interest	$8,890	$8,698	8.5%	8.1%
Buy-here, pay-here sales and interest	1,179	7,626	1.1%	7.1%
Credit service fees	2,817	3,083	2.7%	2.9%
Check cashing fees	3,296	3,191	3.1%	3.0%
Title loan fees	1,838	1,556	1.8%	1.5%
Open-end credit interest and fees		3,429		3.3%
Other fees	1,406	1,740	1.3%	1.5%

Total	$19,426	$29,323	18.5%	27.4%

Revenues from installment loans, CSO fees, check cashing, title loans, buy-here, pay-here and other sources totaled $29.3 million and $19.4 for the six months ended June 30, 2009 and 2008, respectively. The increase in other revenues is primarily a result of an increase in automobile sales and the introduction of the open-end credit product during 2009.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the six months ended June 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)

Pre - 1999	33	$12,173	$11,071	(9.1)%	$61	$56
1999	38	9,582	8,988	(6.2)%	42	39
2000	45	10,338	9,451	(8.6)%	38	35
2001	31	6,986	6,575	(5.9)%	38	35
2002	51	10,538	10,021	(4.9)%	34	33
2003	41	8,014	7,770	(3.0)%	33	32
2004	66	10,426	10,021	(3.9)%	26	25
2005	136	20,136	19,910	(1.1)%	25	24
2006	84	11,472	11,320	(1.3)%	23	22
2007	19	2,569	2,743	6.7%	23	24
2008	12	296	1,377	(b )	4	19
2009	1		19	(b )		3

Sub-total	557	102,530	99,266	(3.2)%	$31	$30

Closed branches (a)		1,271	117
Buy here, pay here		1,179	7,626
Other		46	63

Total		$105,026	$107,072	1.9%

(a)	Amounts for closed branches do not include revenues from branches that are reported as discontinued operations.
(b)	Not meaningful.

Revenues for comparable branches decreased 4.2%, or $4.3 million, to $97.9 million for the six months ended June 30, 2009. This decrease is primarily attributable to reduced customer demand across most states.

Branch Expenses. Total branch expenses decreased by $900,000, or 1.3%, from $68.5 million during first six months of 2008 to $67.6 million in first six months of 2009. Branch operating costs, exclusive of loan losses, increased 2.6% to $47.3 million during the six months ended June 30, 2009 compared to $46.1 million during the same period in the prior year. This increase was primarily due to higher cost of sales for automobile purchases, partially offset by reduced salaries and benefits and a slight decrease in occupancy costs. Branch-level salaries and benefits declined by $345,000 for the six months ended June 30, 2009 compared to the same period in the prior year primarily due to a reduction in overtime compensation.

The provision for losses declined from $22.5 million for the six months ended June 30, 2008 to $20.4 million during six months ended June 30, 2009. Our loss ratio improved to 19.0% for the six months ended June 30, 2009 versus 21.4% for the six months ended June 30, 2008. We sold approximately $552,000 of older debt during the first half of 2009 compared to $243,000 during the first half of 2008. Our charge-offs as a percentage of revenue were 37.2% during the six months ended June 30, 2009 compared to 44.2% in the same period of the prior year. Our collections as a percentage of charge-offs were 55.3% during the six months ended June 30, 2009 compared to 50.9% during the same period in the prior year.

Comparable branches totaled $18.7 million in loan losses for the first six months of 2009 compared to $22.8 million in loan losses for the first six months of 2008. In our comparable branches, the loss ratio was 19.2% for the six months ended June 30, 2009 compared to 22.3% for the same period in 2008.

Branch Gross Profit. Branch gross profit increased by $2.9 million, or 7.9%, from $36.5 million for the six months ended June 30, 2008 to $39.4 million for the six months ended June 30, 2009. Branch gross margin increased from 34.8% to 36.8%. The higher gross profit during 2009 reflects improvements in most states, partially offset by reduced gross profit in Virginia as we transitioned to the open-end credit product, and then back to the payday loan product.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the six months ended June 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)

Pre - 1999	33	$5,870	$5,941	48.2%	53.7%	19.4%	14.9%
1999	38	3,693	3,814	38.5%	42.4%	20.0%	15.8%
2000	45	3,966	4,004	38.4%	42.4%	24.7%	20.7%
2001	31	3,005	3,131	43.0%	47.6%	20.0%	15.4%
2002	51	4,596	3,998	43.6%	39.9%	19.2%	22.5%
2003	41	3,326	2,939	41.5%	37.8%	19.8%	23.7%
2004	66	3,909	3,872	37.5%	38.6%	15.9%	14.8%
2005	136	5,072	6,445	25.2%	32.4%	26.3%	19.9%
2006	84	3,081	3,607	26.9%	31.9%	26.1%	21.5%
2007	19	191	675	7.5%	24.6%	39.4%	26.5%
2008	12	(110)	388	(37.3)	28.2%	34.1%	16.9%
2009	1		(79)		(c )		(c )

Sub-total	557	36,599	38,735	35.7%	39.0%	22.3%	19.1%

Closed branches (a)		(371)	(241)
Buy here, pay here		(138)	(231)	(11.7)%	(3.0)%	25.1%	35.9%
Other (b)		416	1,183

Total		$36,506	$39,446	34.8%	36.8%	21.4%	19.0%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $552,000 for the six months ended June 30, 2009 and $243,000 for six months ended June 30, 2008.
(c)	Not meaningful.

Comparable branches for the six months ended June 30, 2009 reported a gross margin of 39.3% versus 35.9% in the comparable prior year period, with the improvement in 2009 resulting from stronger results in the majority of states.

Regional and Corporate Expenses. Regional and corporate expenses decreased $1.8 million from $19.8 million during the six months ended June 30, 2008 to $18.0 million in the current year period. This decline reflects reduced governmental affairs and public education expenditures during 2009 compared to 2008. During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to stabilize the regulatory environment with respect to providing short-term loans to customers in those states.

Interest and Other Expenses. Interest expense totaled $1.9 million during the six months ended June 30, 2009 compared to interest expense of $2.2 million during the six months ended June 30, 2008. The lower level of interest expense reflects lower average debt balances and interest rates during the six months ended June 30, 2009.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2009 was 38.6% compared to 39.1% for the six months ended June 30, 2008. The decline is primarily due to certain expenses for government affairs during 2008 that were not deductible for income tax purposes.

Discontinued Operations. During first half of 2009, we closed 29 of our lower performing branches in various states (which included 24 branches reported as discontinued operations and five branches that were consolidated into nearby branches). In accordance with GAAP, we recorded approximately $1.4 million in pre-tax charges during the six months ended June 30, 2009 associated with the closings reported as discontinued operations. The charges included an $810,000 loss for the disposition of fixed assets, $596,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $10,000 for other costs.

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

As noted above, the closure of branches during first half of 2009 included 24 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). In accordance with SFAS 144, the Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three and six months ended June 30, 2008 and 2009 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Total revenues	$1,596	$67	$3,308	$865

Provision for losses	954	(23)	1,723	479
Other branch expenses (income)	1,404	316	2,553	1,264

Branch gross loss	(762)	(226)	(968)	(878)
Other, net	(561)	(132)	(571)	(697)

Loss before income taxes	(1,323)	(358)	(1,539)	(1,575)
Benefit for income taxes	523	141	608	622

Loss from discontinued operations	$(800)	$(217)	$(931)	$(953)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2008	2009

Cash flows provided by (used for):
Operating activities	$15,437	$17,806
Investing activities	(1,608)	(5,091)
Financing activities	(20,245)	(16,548)

Net decrease in cash and cash equivalents	(6,416)	(3,833)

Cash and cash equivalents, beginning of year	24,145	17,314

Cash and cash equivalents, end of period	$17,729	$13,481

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The credit facility expires on December 6, 2012. The maximum borrowings under the amended credit facility may be increased to $120 million pursuant to bank approval in accordance with the terms set forth in the credit facility. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

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

In accordance with GAAP, amounts drawn on our revolving credit facility are shown as debt due within one year. Under the terms of our credit agreement, however, our revolving credit facility does not mature until December 2012, and no amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as we are in compliance with our financial and other covenants in the credit facility, we do not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

Net cash provided by operating activities for the six months ended June 30, 2009 was $17.8 million, approximately $2.4 million higher than the $15.4 million in comparable 2008. This increase is primarily attributable to net income and changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the six months ended June 30, 2009 was $5.1 million, which consisted of approximately $4.2 million for the acquisition of two buy here, pay here locations in Missouri and $938,000 for capital expenditures. The capital expenditures primarily included $415,000 for renovations to existing and acquired branches and $318,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the six months ended June 30, 2008 was $1.6 million, which consisted of approximately

$1.4 million for capital expenditures and approximately $206,000 in acquisition costs. The capital expenditures primarily consisted of $264,000 to open six de novo branches in 2008, $620,000 for renovations to existing and acquired branches and $407,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the six months ended June 30, 2009 was $16.5 million, which primarily consisted of $24.5 million in repayments of indebtedness under the credit facility, $5.9 million in repayments on the term loan, $1.8 million in dividend payments to stockholders and $1.3 million for the repurchase of 228,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $16.8 million under the credit facility. Cash used for financing activities for the six months ended June 30, 2008 was $20.2 million, which primarily consisted of $25.3 million in repayments of indebtedness under the credit facility, $2.0 million in repayments on the term loan and $11.1 million for the repurchase of 1.4 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $19.1 million under the credit facility.

The normal seasonality of our business results in a substantial decrease in loans receivable in the first quarter of each calendar year and a corresponding increase in cash or reduction of our revolving credit facility. Throughout the rest of the year, the loans receivable balance typically grows in accordance with increasing customer demand. This growth is funded either with operating cash or borrowings under the revolving credit facility.

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our revolving credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2009. Expected short-term uses of cash include funding of any increases in payday loans, automotive inventory, debt repayments (including any mandatory prepayment of our term loan), interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We funded the purchase of the assets associated with two buy here, pay here locations with a draw on our credit facility. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowings under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. On July 29, 2009, our board of directors declared a quarterly dividend of $0.05 per common share. The quarterly dividend is payable September 1, 2009, to stockholders of record as of August 18, 2009.

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

The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. During 2007 and 2008, we opened 32 de novo branches. The average cost of capital expenditures for these new branches was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of December 31, 2008, we had three buy here, pay here locations. In addition, we purchased two buy here, pay here lots in January 2009 for approximately $4.2 million and we may open one additional lot during 2009. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automotive inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 12%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the six months ended June 30, 2009. Our branches located in the states of Missouri, Arizona, California, Illinois, South Carolina, and Kansas represented approximately 27%, 11%, 11%, 7%, 7% and 6%, respectively, of total branch gross profit for the six months ended June 30, 2009. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law become effective January 1, 2010, which are likely to adversely affect revenues and profitability of our Washington branches.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2008 and June 30, 2009, consumers had total loans outstanding with the lender of approximately $3.6 million and $2.2 million, respectively. The decline in loans outstanding was primarily due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of June 30, 2009. With respect to the CSO, we recorded a provision for losses for the six months ended June 30, 2008 and 2009 totaling $1.5 million and $1.1 million, respectively. For the six months ended June 30, 2009, charge-offs and recoveries associated with the CSO were $1.7 million and $481,000, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material developments in the second quarter 2009 in any cases material to the Company as reported in our 2008 Annual Report on Form 10-K, other than the dismissal of plaintiff’s lawsuit in Missouri and plaintiff filing her arbitration action in Missouri. See Note 17 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 – April 30	32,100	$6.24	32,100	$8,738,672
May 1 – May 31	36,598	6.65	36,598	8,495,287
June 1 – June 30	42,373	6.22	42,373	8,231,589

Total	111,071	$6.37	111,071	$8,231,589

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2009, we have repurchased 4.7 million shares at a total cost of approximately $51.8 million, which leaves approximately $8.2 million that may yet be purchased under the current program.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Overland Park, Kansas, on June 3, 2009. At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1. The Election of Directors. By the vote referenced below, the stockholders elected the following individuals to serve as directors for a term of one year and until their respective successors are duly elected and qualified:

Director	For	Withheld Authority

Don Early	16,582,241	687,508
Mary Lou Early	16,548,924	720,825
Richard B. Chalker	16,410,656	859,093
Gerald F. Lamberti	16,418,340	851,409
Francis P. Lemery	16,445,856	823,893
Mary V. Powell	16,444,956	824,793

Proposal 2. Increase the number of shares available for issuance under the 2004 Equity Incentive Plan. By the vote referenced below, the stockholders voted to increase the number of shares of common stock available for issuance under the Company’s 2004 Equity Incentive Plan from 3,000,000 to 5,000,000 shares.

For	Against	Abstain	Broker Non-Votes
15,036,559	1,544,941	3,571	684,678

Proposal 3. Increase the maximum number of shares an individual may receive in any calendar year under the 2004 Equity Incentive Plan. By the vote referenced below, the stockholders voted to increase the maximum number of shares of common stock underlying options and other equity-based awards that may be granted to an individual in any calendar year under the Company’s 2004 Equity Incentive Plan from 200,000 to 400,000 shares.

For	Against	Abstain	Broker Non-Votes
14,938,070	1,644,901	2,100	684,678

Proposal 4. Ratification of Independent Auditor. By the vote referenced below, the stockholders voted to ratify the appointment of Grant Thorton LLP as independent registered public accounting firm for the Company for the year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes
17,213,745	55,832	172	—

No other matters were submitted to a vote of the stockholders at the annual meeting.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 7, 2009.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)