Form 10-Q
period 2009-09-30
QC Holdings, Inc.
filed 2009-11-06
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, as of October 30, 2009:

Common Stock $0.01 per share par value – 17,406,845 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2009

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year 2009.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2008	September 30, 2009
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$17,314	$14,243
Loans receivable, less allowance for losses of $6,648 at December 31, 2008 and $10,438 at September 30, 2009	73,711	71,252
Deferred income taxes	2,128	4,551
Prepaid expenses and other current assets	4,357	4,834

Total current assets	97,510	94,880

Property and equipment, net	23,664	19,525

Goodwill	16,144	16,491

Deferred income taxes	85	759
Other assets, net	5,639	6,023

Total assets	$143,042	$137,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298	$570
Accrued expenses and other liabilities	5,017	4,958
Accrued compensation and benefits	7,258	6,962
Deferred revenue	4,802	3,793
Income taxes payable	1,112	473
Debt due within one year	33,143	20,750

Total current liabilities	51,630	37,506

Long-term debt	37,607	33,107
Other non-current liabilities	4,386	4,756

Total liabilities	93,623	75,369

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,451,721 outstanding at December 31, 2008; 20,700,250 shares issued and 17,406,845 outstanding at September 30, 2009	207	207
Additional paid-in capital	67,347	67,353
Retained earnings	17,737	29,687
Treasury stock, at cost	(34,782)	(34,073)
Accumulated other comprehensive income (loss)	(1,090)	(865)

Total stockholders’ equity	49,419	62,309

Total liabilities and stockholders’ equity	$143,042	$137,678

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues
Payday loan fees	$46,628	$43,158	$132,204	$120,879
Other	11,478	13,638	30,802	42,879

Total revenues	58,106	56,796	163,006	163,758

Branch expenses
Salaries and benefits	12,354	11,371	35,645	34,324
Provision for losses	16,519	14,697	38,877	34,957
Occupancy	6,508	5,974	19,243	18,228
Depreciation and amortization	1,067	999	3,224	3,060
Other	4,577	4,924	12,384	14,867

Total branch expenses	41,025	37,965	109,373	105,436

Branch gross profit	17,081	18,831	53,633	58,322

Regional expenses	3,247	3,411	9,999	10,257
Corporate expenses	6,349	6,238	19,380	17,414
Depreciation and amortization	678	710	2,042	2,270
Interest expense, net	1,070	790	3,277	2,648
Other expense, net	88	30	407	183

Income from continuing operations before taxes	5,649	7,652	18,528	25,550
Provision for income taxes	2,687	2,912	7,717	9,815

Income from continuing operations	2,962	4,740	10,811	15,735
Loss from discontinued operations, net of income tax	(216)	(108)	(1,176)	(1,089)

Net income	$2,746	$4,632	$9,635	$14,646

Weighted average number of common shares outstanding:
Basic	17,555	17,408	18,006	17,446
Diluted	17,664	17,589	18,114	17,577

Earnings (loss) per share:
Basic
Continuing operations	$0.17	$0.26	$0.60	$0.88
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.06)

Net income	$0.16	$0.25	$0.54	$0.82

Diluted
Continuing operations	$0.17	$0.26	$0.59	$0.87
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.06)

Net income	$0.16	$0.25	$0.53	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities
Net income	$9,635	$14,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,438	5,368
Provision for losses	41,581	35,587
Deferred income taxes	(2,474)	(3,235)
Loss on disposal of property and equipment	961	921
Stock-based compensation	1,708	1,991
Stock option income tax benefits	(184)
Changes in operating assets and liabilities:
Loans receivable, net	(39,761)	(30,385)
Prepaid expenses and other assets	(999)	165
Other assets	(88)	(910)
Accounts payable	(397)	272
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(1,628)	(1,001)
Income taxes	503	(781)
Other non-current liabilities	1,392	373

Net operating	15,687	23,011

Cash flows from investing activities
Purchase of property and equipment	(3,838)	(1,213)
Proceeds from sale of property and equipment	30	18
Acquisition costs, net	(205)	(4,162)

Net investing	(4,013)	(5,357)

Cash flows from financing activities
Borrowings under credit facility	25,050	16,750
Repayments under credit facility	(27,300)	(26,500)
Repayments on long-term debt	(3,000)	(7,143)
Dividends to stockholders	(2,686)	(2,696)
Repurchase of common stock	(11,879)	(1,282)
Excess tax benefits from stock-based payment arrangements	184
Exercise of stock options	229	146

Net financing	(19,402)	(20,725)

Cash and cash equivalents
Net decrease	(7,728)	(3,071)
At beginning of year	24,145	17,314

At end of period	$16,417	$14,243

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$3,454	$2,682
Income taxes	9,020	13,122

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance, December 31, 2007	18,787	$207	$67,446	$9,502	$(24,929)	$—	$52,226

Comprehensive income:
Net income				13,579
Unrealized loss on derivative instrument, net of deferred taxes of $666						(1,090)
Total comprehensive income							12,489

Common stock repurchases	(1,563)				(12,547)		(12,547)

Dividends to stockholders				(5,344)			(5,344)

Issuance of restricted stock awards	105		(1,339)		1,339		—

Stock-based compensation expense			2,227				2,227

Stock option exercises	123		(1,126)		1,355		229

Tax impact of stock-based compensation			139				139

Balance, December 31, 2008	17,452	207	67,347	17,737	(34,782)	(1,090)	49,419

Comprehensive income:
Net income				14,646
Unrealized gain on derivative instrument, net of deferred taxes of $138						225
Total comprehensive income							14,871

Common stock repurchases	(233)				(1,282)		(1,282)

Dividends to stockholders				(2,696)			(2,696)

Issuance of restricted stock awards	113		(1,204)		1,204		—

Stock-based compensation expense			1,991				1,991

Stock option exercises	75		(641)		787		146

Tax impact of stock-based compensation			(140)				(140)

Balance, September 30, 2009 (Unaudited)	17,407	$207	$67,353	$29,687	$(34,073)	$(865)	$62,309

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2009, the Company operated 558 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.1 million. As of September 30, 2009, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the first nine months of 2009 was approximately $8,800 and the average term of the loan was 31 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2008 and September 30, 2009, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2009, in conformity with GAAP. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Note 2 – Accounting Developments

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (ASC 820-10-65). ASC 820-10-65 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (ASC 320-10-65). ASC 320-10-65 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends FASB ASC 825-10, Financial Instruments, to require disclosures about fair value of financial instruments in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated financial statements. See Note 3 for additional information.

Effective June 30, 2009, the Company adopted FASB ASC Topic 855, Subsequent Events. ASC Topic 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This pronouncement requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements. The Company has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were issued.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, Earnings Per Share. Under ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. In the last few years, the Company has issued restricted stock to employees and independent directors that contain non-forfeitable rights to dividends. As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this guidance. See Note 6 for additional information.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations. ASC Topic 805 extended its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. The pronouncement broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The pronouncement also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of ASC Topic 805 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (ASC 805-20). ASC 805-20 amends and clarifies ASC Topic 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one-year deferral of the effective date of ASC Topic 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC Topic 820 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial statements.

Fair Value Hierarchy Tables. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents fair value measurements as of September 30, 2009 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value

Interest rate swap agreement	$—	$1,393	$—	$1,393

Total	$—	$1,393	$—	$1,393

As of December 31, 2008, the fair value of the interest rate swap agreement was a liability of $1.8 million. For the nine months ended September 30, 2009, the Company recorded unrealized gain of $363,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 12.

Note 4 – Significant Business Transactions

Closure of Branches. During the first nine months of 2009, the Company closed 30 of its lower performing branches in various states (which included five branches that were consolidated into nearby branches). The Company recorded approximately $1.5 million in pre-tax charges during the nine months ended September 30, 2009 associated with these closings. The charges included an $855,000 loss for the disposition of fixed assets, $599,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $12,000 for other costs.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of September 30, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Reductions	Balance at September 30, 2009

Lease and related occupancy costs (a)	$318	$848	$(721)	$445
Severance		15	(15)
Other		12	(12)

Total	$318	$875	$(748)	$445

(a)	The additions include charges of $182,000 during the nine months ended September 30, 2009 to increase the lease liabilities for branches that were closed prior to January 1, 2009 and not included in discontinued operations. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of September 30, 2009, the balance of $445,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

As noted above, the closure of branches during first nine months of 2009 included 25 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2008 and 2009 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$1,277	$44	$4,711	$1,019

Provision for losses	881	58	2,704	630
Other branch expenses	746	121	3,372	1,447

Branch gross loss	(350)	(135)	(1,365)	(1,058)
Other, net	(7)	(44)	(579)	(742)

Loss before income taxes	(357)	(179)	(1,944)	(1,800)
Benefit for income taxes	141	71	768	711

Loss from discontinued operations	$(216)	$(108)	$(1,176)	$(1,089)

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

As noted above, the Company has issued restricted stock to employees and independent directors that contain non-forfeitable rights to dividends. Prior to January 1, 2009, unvested share-based payment awards with non-forfeitable rights to dividends were included in the calculation of diluted earning per share using the treasury stock method. Unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.

For the three and nine months ended September 30, 2008, there was no impact from using the two-class method on previously reported basic and diluted earnings per share.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Income available to common stockholders:
Income from continuing operations	$2,962	$4,740	$10,811	$15,735
Discontinued operations, net of income tax	(216)	(108)	(1,176)	(1,089)

Net income	$2,746	$4,632	$9,635	$14,646

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,555	17,408	18,006	17,446
Dilutive effect of stock options and unvested restricted stock	109	181	108	131

Weighted average diluted common shares outstanding	17,664	17,589	18,114	17,577

Basic earnings (loss) per share:
Continuing operations	$0.17	$0.26	$0.60	$0.88
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.06)

Net income	$0.16	$0.25	$0.54	$0.82

Diluted earnings (loss) per share:

Continuing operations	$0.17	$0.26	$0.59	$0.87
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.06)

Net income	$0.16	$0.25	$0.53	$0.81

Anti-dilutive securities. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, because they were anti-dilutive. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, because they were anti-dilutive.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Average loan to customer (principal plus fee)	$370.74	$367.01	$370.09	$367.96
Average fee received by the Company	$53.73	$54.12	$53.59	$53.60
Average term of the loan (days)	16	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. During the three months and nine months ended September 30, 2009, the Company received approximately $239,000 and $792,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2008 and September 30, 2009.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of its review of these factors. As of September 30, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for the open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product, the Company has recorded a higher level of allowance with respect to these open-end loans at September 30, 2009.

The allowance calculation for auto loans is based upon the Company’s review of industry loss experience and qualitative factors with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Industry loss rates typically range between 24% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans at September 30, 2009 is higher than levels expected in future years due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for auto loans by $300,000, as a result of its review of these factors. As of September 30, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2008	2009	2008	2009
Balance, beginning of period	$4,066	$9,470	$4,442	$6,648
Charge-offs	(26,906)	(23,073)	(73,942)	(62,209)
Recoveries	11,618	9,948	35,613	32,178
Provision for losses	16,293	14,093	38,958	33,821

Balance, end of period	$5,071	$10,438	$5,071	$10,438

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Installment loan interest	$5,072	$4,571	$13,860	$13,186
Buy here, pay here sales and interest	1,926	3,810	3,105	11,436
Credit service fees	1,633	1,802	4,449	4,885
Check cashing fees	1,197	1,174	4,493	4,365
Title loan fees	940	807	2,778	2,362
Open-end credit fees		583		4,012
Other fees	710	891	2,117	2,633

Total	$11,478	$13,638	$30,802	$42,879

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Buildings	$3,824	$3,497
Leasehold improvements	20,923	20,625
Furniture and equipment	23,801	23,480
Land	512	512
Vehicles	939	953

	49,999	49,067
Less: Accumulated depreciation and amortization	(26,335)	(29,542)

Total	$23,664	$19,525

In February 2005, the Company entered into a seven-year lease to relocate its corporate headquarters to office space in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2008, the balance of the deferred rent liability was approximately $464,000, of which $325,000 is classified as a non-current liability. As of September 30, 2009, the balance of the deferred rent liability was approximately $360,000 of which $221,000 is classified as a non-current liability.

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

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2008	September 30, 2009
Balance at beginning of period	$16,081	$16,144
Acquisitions	63	347

Balance at end of period	$16,144	$16,491

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2008	September 30, 2009
Amortized intangible assets:
Customer relationships	$2,327	$2,478
Non-compete agreements	918	1,104
Debt issue costs	1,591	1,591
Other	15	15

	4,851	5,188

Non-amortized intangible assets:
Trade names	600	694

Gross carrying amount	5,451	5,882
Less: Accumulated amortization	(1,934)	(2,891)

Net intangible assets	$3,517	$2,991

Intangible assets at December 31, 2008 and September 30, 2009 include customer relationships, non-compete agreements, trade names and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are generally considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008	September 30, 2009
Term loan	$46,000	$38,857
Revolving credit facility	24,750	15,000

Total debt	70,750	53,857
Less: debt due within one year	(33,143)	(20,750)

Long-term debt	$37,607	$33,107

On December 7, 2007, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the credit facility, as amended on March 7, 2008, may be increased by $25.0 million pursuant to bank approval and subject to terms and conditions set forth therein.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of September 30, 2009, the Company was in compliance with all of its debt covenants.

In accordance with GAAP, amounts drawn on the revolving credit facility are shown as debt due within one year. Under the terms of the credit agreement, however, the revolving credit facility does not mature until December 2012, and no amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as the Company is in compliance with its financial and other covenants in the credit facility, the Company does not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. For the nine months ended September 30, 2009, the Company paid $7.1 million on the term loan, which included $2.7 million required under the mandatory prepayment provisions, $3.7 million scheduled payment and an additional voluntary prepayment of $725,000 to reduce the balance of the term loan.

Note 12 – Derivative Instruments

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (OCI) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains or losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings.

The Company is exposed to certain risks relating to adverse changes in interest rates on its long-term debt and manages this risk through the use of a derivative. The Company does not enter into derivative instruments for trading or speculative purposes.

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of September 30, 2009, approximately $38.3 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three and nine months ended September 30, 2009. The Company expects approximately $1.1 million of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheet of all derivatives held by the Company as of September 30, 2009 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,393

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the nine months ended September 30, 2009.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
Cash flow hedges:
Loss recognized in other comprehensive income	$(377)
Amount reclassified from accumulated other comprehensive income to interest expense	740

Total	$363

Note 13 – Income taxes

The Company had unrecognized tax benefits of approximately $50,000 as of December 31, 2008 and September 30, 2009. The unrecognized tax benefits of $50,000 at September 30, 2009, which if ultimately recognized, would impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2009.

The Company is subject to U.S federal income tax and various state income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled two open tax years, 2003 and 2004, which were undergoing audit by the United States Internal Revenue Service. The 2006, 2007 and 2008 federal income tax returns are the only tax years for which the statute of limitations is still open. Generally, state income tax returns for all years after 2004 are subject to potential future audit by tax authorities in the Company’s state tax jurisdictions.

Note 14 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2008 and September 30, 2009, the consumers had total loans outstanding with the lender of approximately $3.6 million and $2.4 million, respectively. The decline in loans outstanding was due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of September 30, 2009. With respect to the CSO, the Company recorded a provision for losses for the nine months ended September 30, 2008 and 2009 totaling $2.6 million and $1.8 million, respectively. For the nine months ended September 30, 2009, charge-offs and recoveries associated with the CSO were $2.5 million and $660,000, respectively.

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income	$2,746	$4,632	$9,635	$14,646
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	(275)	(371)	77	(377)
Amount reclassed to interest expense related to interest rate swap	77	286	168	740
Deferred income taxes	74	32	(93)	(138)

Other comprehensive income (loss):	(124)	(53)	152	225

Comprehensive income	$2,622	$4,579	$9,787	$14,871

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2009, the Company had repurchased 4.7 million shares at a total cost of approximately $51.8 million, which leaves approximately $8.2 million that may yet be purchased under the current program.

Dividends. On July 29, 2009, the Company’s board of directors declared a cash dividend of $0.05 per common share. The dividend was paid on September 1, 2009 to stockholders of record as of August 18, 2009. The total amount of the dividend paid was approximately $900,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Employee stock-based compensation:
Stock options	$297	$247	$855	$896
Restricted stock awards	222	299	637	865

	519	546	1,492	1,761

Non-employee director stock-based compensation
Restricted stock awards			216	230

Total	$519	$546	$1,708	$1,991

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

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	2,551,534	$10.53
Granted	530,492	4.39
Exercised	(75,000)	1.95
Terminated/Cancelled	(52,794)	11.10

Outstanding, September 30, 2009	2,954,232	$9.63

Exercisable, September 30, 2009	2,008,483	$10.98

Restricted stock grants. During first quarter 2009, the Company granted 411,744 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 359,464 shares granted to employees that vest equally over four years and 52,280 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.8 million. For the three and nine months ended September 30, 2009, the Company recognized $94,000 and $479,000, respectively in stock-based compensation expense related to these restricted stock grants. As of September 30, 2009, there was $1.2 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.3 years.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2009 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2009	223,292	$11.92
Granted	411,744	4.39
Vested	(113,372)	6.71
Forfeited	(7,766)	7.27

Non-vested balance, September 30, 2009	513,898	$6.73

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court and ordered the case to arbitration, but struck the class action waiver provision. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen.

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

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handing the three companion cases. The Company has not had a ruling on the similar pending motions by the plaintiffs and the Company in its North Carolina case. While the companion cases are on appeal, it is expected that the stay in the Company’s case will be lifted. As a result, the Company will begin limited motion-related discovery. It is expected that the issues of arbitration and class certification will be addressed by the Court in Spring 2010.

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

Company branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 13%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2009. Company branches located in the states of Missouri, California, Arizona, Illinois, South Carolina and Kansas represented approximately 28%, 11%, 11%, 6%, 6%, and 6%, respectively, of total branch gross profit for the nine months ended September 30, 2009. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the law under which the Company provides short-term loans in Arizona terminates on June 30, 2010. To the extent that the industry is not able to obtain an amendment of the termination clause in the law or the Company is not able to develop alternative products that serve its customers, the revenues and gross profit derived from Arizona would cease. Also, amendments to the Washington law become effective January 1, 2010, which are likely to adversely affect the revenues and profitability of the Washington branches.

Note 19 – Subsequent Events

Dividends. On November 2, 2009, the Company’s board of directors declared a quarterly dividend of $0.05 per common share and a special dividend of $0.10 per common share. The dividends are payable on December 2, 2009 to stockholders of record as of November 18, 2009. The Company estimates that the total amount of the dividend will be approximately $2.7 million.

The Company has evaluated events and transactions subsequent to the balance sheet date through November 6, 2009, the date these financial statements were issued.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 73.8% of our total revenues for the nine months ended September 30, 2009. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 558 short-term lending branches in 24 states at September 30, 2009. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. Through five locations in the Kansas City area, we also sell used automobiles and finance most of those sales, earning income on the automotive sales and interest on the automotive loans.

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

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2009 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

Over the last five years, we have grown from 294 branches to 558 branches through a combination of acquisitions and new branch openings. During this period, we opened 309 de novo branches, acquired 104 branches and closed 149 branches. In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 558 at September 30, 2009. During the first nine months of 2009, we closed 30 of our lower performing branches in various states (which included five branches that were consolidated into nearby branches). We recorded approximately $1.5 million in pre-tax charges during the nine months ended September 30, 2009 associated with these closings.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2004.

	2004	2005	2006	2007	2008	September 30, 2009
Beginning branch locations	294	371	532	613	596	585
De novo branches opened during period	54	174	46	20	12	3
Acquired branches during period	29	10	51	13	1
Branches closed during period	(6)	(23)	(16)	(50)	(24)	(30)

Ending branch locations	371	532	613	596	585	558

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During the remainder of 2009, we expect to open up to 3 payday-focused branches. In January 2009, we acquired the assets related to two automotive sale and finance locations in Missouri.

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

During 2009, payday loan-related legislation was passed in various states, including South Carolina and Washington, that may affect our profitability beginning in 2010. We will continue to monitor and evaluate the laws as they are finalized in each of these states. During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to stabilize the regulatory environment with respect to providing short-term loans to customers in those states. While the outcome of those initiatives was not favorable, there is little immediate impact on us. In Arizona, we will continue to operate under the existing legislation, while working to eliminate the June 30, 2010 sunset provision that would remove short-term loans as an alternative for Arizona customers. In Ohio, we closed 13 branches in the third quarter of 2008 in response to legislation that effectively precludes payday lending in that state, but are offering customers a new product at our remaining Ohio branches under a different statute.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

The following table sets forth our results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$46,628	$43,158	80.2%	76.0%
Other	11,478	13,638	19.8%	24.0%

Total revenues	58,106	56,796	100.0%	100.0%

Branch expenses
Salaries and benefits	12,354	11,371	21.3%	20.0%
Provision for losses	16,519	14,697	28.4%	25.9%
Occupancy	6,508	5,974	11.2%	10.5%
Depreciation and amortization	1,067	999	1.8%	1.8%
Other	4,577	4,924	7.9%	8.6%

Total branch expenses	41,025	37,965	70.6%	66.8%

Branch gross profit	17,081	18,831	29.4%	33.2%

Regional expenses	3,247	3,411	5.6%	6.0%
Corporate expenses	6,349	6,238	10.9%	11.0%
Depreciation and amortization	678	710	1.2%	1.3%
Interest expense, net	1,070	790	1.8%	1.3%
Other expense, net	88	30	0.2%	0.1%

Income from continuing operations before income taxes	5,649	7,652	9.7%	13.5%
Provision for income taxes	2,687	2,912	4.6%	5.1%

Income from continuing operations	2,962	4,740	5.1%	8.4%
Loss from discontinued operations, net of income tax	(216)	(108)	(0.4)%	(0.2)%

Net income	$2,746	$4,632	4.7%	8.2%

The following table sets forth selected information of our comparable branches for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008	2009
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$55,681	$52,640
Total number of comparable branches	550	550
Average revenue per comparable branch	$101,238	$95,709

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since June 30, 2008.

The following table sets forth selected financial and statistical information for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008	2009
Branch Information:
Number of branches, beginning of period	597	557
De novo branches opened	3	2
Acquired branches
Branches closed	(15)	(1)

Number of branches, end of period	585	558

Average number of branches open during period (excluding branches reported as discontinued operations)	561	557

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$330,511	$300,468
Average loan (principal plus fee)	370.74	367.01
Average fees per loan	53.73	54.12

Installment Loans:
Installment loan volume (in thousands)	$9,648	$7,877
Average loan (principal)	509.27	501.63
Average term (days)	186	185

Automotive Loans:
Automotive loan volume (in thousands)	$1,682	$3,074
Average loan (principal)	8,452	8,910
Average term (months)	37	31
Locations, end of period	2	5

Income from continuing operations. For the three months ended September 30, 2009, income from continuing operations was $4.7 million compared to $3.0 million for the same period in 2008. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2009, revenues were $56.8 million, a decrease of 2.2% from $58.1 million during the three months ended September 30, 2008. The decrease in revenues was primarily due to reduced payday loan volumes, largely offset by higher automotive loan volumes (due to an increase in locations).

Revenues from our payday loan product represent our largest source of revenues and were approximately 76.0% of total revenues for the three months ended September 30, 2009. With respect to payday loan volume, we originated approximately $300.5 million in loans during third quarter 2009, which was a decline of 9.1% from the $330.5 million during third quarter 2008. This decline is attributable to reduced payday loan demand in most states, including Virginia, where we began offering an open-end credit product in late 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and discontinued the open-end product. The average payday loan (including fee) totaled $367.01 in third quarter 2009 versus $370.74 during third quarter 2008. Average fees received from customers per loan increased from $53.73 in third quarter 2008 to $54.12 in third quarter 2009. Our average fee rate per $100 for third quarter 2009 was $17.30 compared to $16.95 in third quarter 2008.

The following table summarizes other revenues (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Installment loan interest	$5,072	$4,571	8.7%	8.0%
Buy here, pay here sales and interest	1,926	3,810	3.3%	6.7%
Credit service fees	1,633	1,802	2.8%	3.2%
Check cashing fees	1,197	1,174	2.1%	2.1%
Title loan fees	940	807	1.6%	1.4%
Open-end credit interest and fees		583		1.0%
Other fees	710	891	1.3%	1.6%

Total	$11,478	$13,638	19.8%	24.0%

Revenues from installment loans, CSO fees, check cashing, title loans, buy here, pay here and other sources totaled $13.6 million during third quarter 2009, up approximately $2.1 million or 18.3% from $11.5 million in the comparable prior year quarter.

The increase in revenues from our buy here, pay here operations was a result of operating five branches during third quarter 2009 compared to two branches during third quarter 2008. The revenues from the open-end credit reflect the introduction of the product in Virginia in late 2008. As noted above, we are no longer offering this product in Virginia and have re-introduced the payday product. The decline in installment loans, check cashing fees and title loan fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the three months ended September 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)
Pre - 1999	33	$6,378	$5,937	(6.9)%	$64	$60
1999	38	5,153	4,902	(4.9)%	45	43
2000	45	5,394	5,044	(6.5)%	40	37
2001	31	3,784	3,552	(6.1)%	41	38
2002	51	5,654	5,072	(10.3)%	37	33
2003	41	4,335	3,840	(11.4)%	35	31
2004	66	5,622	5,429	(3.4)%	28	27
2005	136	11,175	10,857	(2.8)%	27	27
2006	83	6,239	5,936	(4.9)%	25	24
2007	19	1,502	1,506	0.2%	26	26
2008	12	476	820	(b )	13	23
2009	3		49	(b )		5

Sub-total	558	55,712	52,944	(5.0)%	$33	$32

Consolidated branches (a)		430
Buy here, pay here		1,926	3,810
Other		38	42

Total		$58,106	$56,796	(2.3)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2009 have been open at least 15 months. Our revenues from comparable branches decreased by $3.1 million, from $55.7 million during third quarter 2008 to $52.6 million in third quarter 2009. This decrease is primarily attributable to reduced customer demand across most states.

We expect that the remainder of 2009 will present various challenges and opportunities for our customers and our branch operations given the dynamic state of the economy and markets. We believe that our customers used 2008 stimulus checks to reduce their borrowings, including borrowings with us. Likewise, we believe our customers used stimulus checks and refundable tax credits during 2009 to reduce their borrowings, including borrowings with us. With increasing unemployment rates, low consumer spending and negative consumer confidence, we anticipate that customer demand will continue to be lower than the prior year and therefore, revenue improvements will be unlikely during the balance of 2009 (compared to fourth quarter 2008) for our core short-term lending branches. Prior to second quarter 2009, we had expected 2009 revenues from our buy here, pay here operations to improve by $12 million to $15 million over 2008, due to the two locations we acquired in January 2009 and the continued growth in our three existing locations. Based on macroeconomic factors, we now expect that 2009 revenues from our buy here, pay here operations will improve by $8 million to $12 million over 2008.

Branch Expenses. Total branch expenses decreased $3.0 million, or 7.3%, from $41.0 million during third quarter 2008 to $38.0 million in third quarter 2009. Branch operating costs, exclusive of loan losses, decreased to $23.3 million during third quarter 2009 compared to $24.5 million in third quarter 2008. The decrease was attributable to a reduction in overtime compensation and occupancy costs, partially offset by higher cost of sales associated with our automotive sales locations.

The provision for losses decreased from $16.5 million in third quarter 2008 to $14.7 million during third quarter 2009. Our loss ratio was 25.9% in third quarter 2009 and 28.4% in third quarter 2008. This improvement reflects lower returned items quarter-to-quarter, partially offset by a higher allowance associated with our open-end credit product in Virginia. Our charge-offs as a percentage of revenue were 42.0% during third quarter 2009 and 46.5% during third quarter 2008. Our collections as a percentage of charge-offs were 42.6% during third quarter 2009 and 42.6% during third quarter 2008. We received approximately $239,000 from the sale of certain payday loan receivables during third quarter 2009 that had previously been written off compared to $205,000 during third quarter 2008.

With respect to the remainder of 2009, we believe that our collections experience will be consistent with historical levels, as customers continue to adapt to the current state of the economy. We also anticipate that our loss ratio will continue to be negatively affected by the transition in Virginia from the open-end product back to the payday loan product. Our past experience has indicated that the introduction of new products has increased our loss ratio as our customers transition to the new product (e.g., from payday loans to installment loans in Illinois and New Mexico).

Comparable branches totaled $13.6 million in loan losses during third quarter 2009 compared to $16.1 million for the same period in the prior year. In our comparable branches, the loss ratio was 25.9% during third quarter 2009 compared to 28.9% during third quarter 2008.

Branch Gross Profit. Branch gross profit was $18.8 million in third quarter 2009 versus $17.1 million in third quarter 2008. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 29.4% during third quarter 2008 to 33.2% during third quarter 2009. Comparable branches during third quarter 2009 reported a gross margin of 34.3% versus 32.0% in third quarter 2008.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended September 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)
Pre - 1999	33	$2,913	$2,844	45.7%	47.9%	23.6%	22.0%
1999	38	1,804	1,860	35.0%	37.9%	26.0%	22.6%
2000	45	1,853	2,033	34.4%	40.3%	31.6%	24.3%
2001	31	1,524	1,547	40.3%	43.5%	25.3%	22.0%
2002	51	2,163	1,618	38.3%	31.9%	27.3%	30.4%
2003	41	1,650	1,302	38.1%	33.9%	26.0%	26.7%
2004	66	1,824	1,881	32.4%	34.6%	23.6%	21.6%
2005	136	2,571	2,933	23.0%	27.0%	32.4%	28.0%
2006	83	1,280	1,526	20.5%	25.7%	34.9%	30.0%
2007	19	190	281	12.6%	18.7%	41.3%	35.0%
2008	12	(24)	240	(5.0)%	29.3%	31.8%	22.6%
2009	3		(82)		(c )		(c )

Sub-total	558	17,748	17,983	31.9%	34.0%	28.9%	25.9%

Consolidated branches (a)		(104)	(37)
Buy here, pay here		(311)	78	(16.2)%	2.0%	48.4%	33.4%
Other (b)		(252)	807

Total		$17,081	$18,831	29.4%	33.2%	28.4%	25.9%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $239,000 and $205,000 for the three months ended September 30, 2009 and 2008, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses were $9.6 million in third quarter 2008 and $9.6 million in third quarter 2009. The third quarter 2008 included costs attributable to higher governmental affairs spending associated with contested states. In Arizona, the Company joined with other short-term loan companies in 2008 to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in June 2010 and to put into place a series of consumer friendly reforms. In addition, in 2008 the Company joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. These expenses totaled approximately $583,000 for the three months ended September 30, 2008. Third quarter 2009 includes higher performance-based incentive compensation compared to prior year’s third quarter.

Income Tax Provision. The effective income tax rate during third quarter 2009 declined to 38.1% from 47.6% in prior year’s third quarter. The decline is primarily due to certain expenses for government affairs that were not deductible for income tax purposes during third quarter 2008.

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

The following table sets forth our results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$132,204	$120,879	81.1%	73.8%
Other	30,802	42,879	18.9%	26.2%

Total revenues	163,006	163,758	100.0%	100.0%

Branch expenses
Salaries and benefits	35,645	34,324	21.9%	21.0%
Provision for losses	38,877	34,957	23.9%	21.3%
Occupancy	19,243	18,228	11.8%	11.1%
Depreciation and amortization	3,224	3,060	2.0%	1.9%
Other	12,384	14,867	7.5%	9.1%

Total branch expenses	109,373	105,436	67.1%	64.4%

Branch gross profit	53,633	58,322	32.9%	35.6%

Regional expenses	9,999	10,257	6.1%	6.3%
Corporate expenses	19,380	17,414	11.9%	10.6%
Depreciation and amortization	2,042	2,270	1.3%	1.4%
Interest expense, net	3,277	2,648	2.0%	1.6%
Other expense, net	407	183	0.3%	0.1%

Income from continuing operations before income taxes	18,528	25,550	11.3%	15.6%
Provision for income taxes	7,717	9,815	4.7%	6.0%

Income from continuing operations	10,811	15,735	6.6%	9.6%
Loss from discontinued operations, net of income tax	(1,176)	(1,089)	(0.7)%	(0.7)%

Net income	$9,635	$14,646	5.9%	8.9%

The following table sets forth selected information of our comparable branches for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$157,345	$149,835
Total number of comparable branches	543	543
Average revenue per comparable branch	$289,770	$275,939

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 21 months since December 31, 2007.

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
Branch Information:
Number of branches, beginning of period	596	585
De novo branches opened	9	3
Acquired branches	1
Branches closed	(21)	(30)

Number of branches, end of period	585	558

Average number of branches open during period (excluding branches reported as discontinued operations)	560	558

Other Information:
Payday loans:
Payday loan volume (in thousands)	$935,746	$851,304
Average loan (principal plus fee)	370.09	367.96
Average fees per loan	53.59	53.60

Installment Loans:
Installment loan volume (in thousands)	$23,251	$21,792
Average loan (principal)	518.00	500.51
Average term (days)	187	184

Automotive Loans:
Automotive loan volume (in thousands)	$2,493	$9,470
Average loan (principal)	8,227	8,784
Average term (months)	35	31
Locations, end of period	2	5

Income from continuing operations. For the nine months ended September 30, 2009, income from continuing operations was $15.7 million compared to $10.8 million for the same period in 2008. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2009, revenues were $163.8 million, a slight increase from $163.0 million during the nine months ended September 30, 2008. The increase in revenues reflects higher automobile sales due to increase in automotive locations, partially offset by reduced payday loan volume. We originated approximately $851.3 million through payday loans during the nine months ended September 30, 2009, which was a decrease of 9.0% from the $935.7 million during the same period in the prior year. The average loan (including fee) totaled $367.96 during the first nine months of 2009 versus $370.09 in comparable 2008. Average fees received from customers per loan were $53.59 during first nine months of 2008 compared to $53.60 during first nine months of 2009. Our average fee rate per $100.00 was $17.05 for the first nine months 2009 and $16.93 for the same period in 2008.

Our average fee rate will fluctuate based on changing legislation or regulation that dictates a specific rate as we expand in states that have higher or lower fee structures or as we implement fee increases or reductions in different states.

The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Installment loan interest	$13,860	$13,186	8.5%	8.1%
Buy-here, pay-here sales and interest	3,105	11,436	1.9%	7.0%
Credit service fees	4,449	4,885	2.7%	3.0%
Check cashing fees	4,493	4,365	2.8%	2.7%
Title loan fees	2,778	2,362	1.7%	1.4%
Open-end credit interest and fees		4,012		2.4%
Other fees	2,117	2,633	1.3%	1.6%

Total	$30,802	$42,879	18.9%	26.2%

Revenues from installment loans, CSO fees, check cashing, title loans, buy-here, pay-here and other sources totaled $42.9 million and $30.8 for the nine months ended September 30, 2009 and 2008, respectively. The increase in other revenues is primarily a result of an increase in automobile sales and the introduction of the open-end credit product during late 2008.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the nine months ended September 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)
Pre - 1999	33	$18,551	$17,009	(8.3)%	$62	$57
1999	38	14,735	13,889	(5.7)%	43	41
2000	45	15,731	14,494	(7.9)%	39	36
2001	31	10,770	10,127	(6.0)%	39	36
2002	51	16,193	15,093	(6.8)%	35	33
2003	41	12,349	11,610	(6.0)%	33	31
2004	66	16,048	15,451	(3.7)%	27	26
2005	136	31,311	30,766	(1.7)%	26	25
2006	83	17,585	17,146	(2.5)%	24	23
2007	19	4,072	4,249	4.3%	24	25
2008	12	772	2,197	(b )	7	20
2009	3		69	(b )		3

Sub-total	558	158,117	152,100	(3.8)%	$31	$30

Consolidated branches (a)		1,701	118
Buy here, pay here		3,105	11,449
Other		83	91

Total		$163,006	$163,758	0.5%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

Revenues for comparable branches decreased 4.8%, or $7.5 million, to $149.8 million for the nine months ended September 30, 2009. This decrease is primarily attributable to reduced customer demand across most states.

Branch Expenses. Total branch expenses decreased by $4.0 million, or 3.7%, from $109.4 million during first nine months of 2008 to $105.4 million in first nine months of 2009. Branch operating costs, exclusive of loan losses, was $70.5 million during the nine months ended September 30, 2009 and $70.5 million during the same period in the prior year. Higher cost of sales for automobile purchases were offset by reduced salaries and benefits and a decrease in occupancy costs. Branch-level salaries and benefits declined by $1.3 million for the nine months ended September 30, 2009 compared to the same period in the prior year primarily due to a reduction in overtime compensation.

The provision for losses declined from $38.9 million for the nine months ended September 30, 2008 to $35.0 million during nine months ended September 30, 2009. Our loss ratio improved to 21.3% for the nine months ended September 30, 2009 versus 23.9% for the nine months ended September 30, 2008. The improvement was a result of fewer returned items and a better collection rate during the nine months ended September 30, 2009. Our charge-offs as a percentage of revenue were 38.9% during the nine months ended September 30, 2009 compared to 45.0% in the same period of the prior year. Our collections as a percentage of charge-offs were 50.6% during the nine months ended September 30, 2009 compared to 47.9% during the same period in the prior year. We sold approximately $792,000 of older debt during the nine months ended September 30, 2009 compared to $448,000 during the nine months ended September 30, 2008.

Comparable branches totaled $32.2 million in loan losses for the first nine months of 2009 compared to $38.6 million in loan losses for the first nine months of 2008. In our comparable branches, the loss ratio was 21.5% for the nine months ended September 30, 2009 compared to 24.5% for the same period in 2008.

Branch Gross Profit. Branch gross profit increased by $4.7 million, or 8.8%, from $53.6 million for the nine months ended September 30, 2008 to $58.3 million for the nine months ended September 30, 2009. Branch gross margin increased from 32.9% to 35.6%. The higher gross profit during 2009 reflects improvements in most states, partially offset by reduced gross profit in Virginia as we transitioned to the open-end credit product, and then back to the payday loan product.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the nine months ended September 30, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)
Pre - 1999	33	$8,783	$8,785	47.3%	51.6%	20.9%	17.4%
1999	38	5,496	5,674	37.3%	40.9%	22.1%	18.2%
2000	45	5,819	6,037	37.0%	41.6%	27.1%	22.0%
2001	31	4,530	4,677	42.1%	46.2%	21.8%	17.7%
2002	51	6,759	5,616	41.7%	37.2%	22.1%	25.2%
2003	41	4,976	4,241	40.3%	36.5%	22.0%	24.7%
2004	66	5,732	5,753	35.7%	37.2%	18.6%	17.2%
2005	136	7,643	9,378	24.4%	30.5%	28.5%	22.8%
2006	83	4,409	5,178	25.1%	30.2%	28.8%	24.0%
2007	19	381	956	9.4%	22.5%	40.1%	29.5%
2008	12	(134)	628	(17.4)	28.6%	32.7%	19.0%
2009	3		(222)		(c )		(c )

Sub-total	558	54,394	56,701	34.4%	37.3%	24.6%	21.5%

Closed branches (a)		(474)	(278)
Buy here, pay here		(450)	(153)	(14.5)%	(1.3)%	39.6%	35.1%
Other (b)		163	2,052

Total		$53,633	$58,322	32.9%	35.6%	23.9%	21.3%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Includes the sale of older debt for approximately $792,000 for the nine months ended September 30, 2009 and $448,000 for nine months ended September 30, 2008.
(c)	Not meaningful.

Comparable branches for the nine months ended September 30, 2009 reported a gross margin of 37.6% versus 34.7% in the comparable prior year period, with the improvement in 2009 resulting from stronger results in the majority of states.

Regional and Corporate Expenses. Regional and corporate expenses decreased $1.7 million from $29.4 million during the nine months ended September 30, 2008 to $27.7 million in the current year period. This decline reflects reduced governmental affairs and public education expenditures during 2009 compared to 2008. During 2008, the industry undertook ballot initiatives in Arizona and Ohio in an effort to stabilize the regulatory environment with respect to providing short-term loans to customers in those states. Higher performance-based incentive compensation during 2009 partially offset the decline in governmental affairs spending period-to-period.

Interest and Other Expenses. Interest expense totaled $2.6 million during the nine months ended September 30, 2009 compared to interest expense of $3.3 million during the nine months ended September 30, 2008. The lower level of interest expense reflects lower average debt balances and interest rates during the nine months ended September 30, 2009.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2009 was 38.4% compared to 41.7% for the nine months ended September 30, 2008. The decline is primarily due to certain expenses for government affairs during 2008 that were not deductible for income tax purposes.

Discontinued Operations. During the nine months ended September 30, 2009, we closed 30 of our lower performing branches in various states (which included 25 branches reported as discontinued operations and five branches that were consolidated into nearby branches). We recorded approximately $1.3 million in pre-tax charges during the nine months ended September 30, 2009 associated with the closings reported as discontinued operations. The charges included a $738,000 loss for the disposition of fixed assets, $540,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $10,000 for other costs.

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

As noted above, the closure of branches during nine months ended September 30, 2009 included 25 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three and nine months ended September 30, 2008 and 2009 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$1,277	$44	$4,711	$1,019
Provision for losses	881	58	2,704	630
Other branch expenses	746	121	3,372	1,447

Branch gross loss	(350)	(135)	(1,365)	(1,058)
Other, net	(7)	(44)	(579)	(742)

Loss before income taxes	(357)	(179)	(1,944)	(1,800)
Benefit for income taxes	141	71	768	711

Loss from discontinued operations	$(216)	$(108)	$(1,176)	$(1,089)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2009
Cash flows provided by (used for):
Operating activities	$15,687	$23,011
Investing activities	(4,013)	(5,357)
Financing activities	(19,402)	(20,725)

Net decrease in cash and cash equivalents	(7,728)	(3,071)

Cash and cash equivalents, beginning of year	24,145	17,314

Cash and cash equivalents, end of period	$16,417	$14,243

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On December 7, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The credit facility expires on December 6, 2012. The maximum borrowings under the amended credit facility may be increased by $25 million pursuant to bank approval in accordance with the terms set forth in the credit facility. We used the proceeds of the term loan to pay a $2.50 per common share special cash dividend in December 2007.

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

Net cash provided by operating activities for the nine months ended September 30, 2009 was $23.0 million, approximately $7.3 million higher than the $15.7 million in comparable 2008. This increase is primarily attributable to net income and changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the nine months ended September 30, 2009 was $5.4 million, which consisted of approximately $4.2 million for the acquisition of two buy here, pay here locations in Missouri and $1.2 million for capital expenditures. The capital expenditures primarily included $582,000 for renovations to existing and acquired branches and $337,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the nine months ended September 30, 2008 was $4.0 million, which consisted of approximately $3.8 million for capital expenditures and approximately $205,000 in acquisition costs. The capital expenditures included $1.6 million for the purchase of an auto sales facility, which included three buildings and approximately 1.6 acres of land, $485,000 to open nine de novo branches in 2008, $906,000 for renovations to existing and acquired branches, $547,000 for technology and other furnishings at the corporate office and $340,000 for other expenditures.

Net cash used for financing activities for the nine months ended September 30, 2009 was $20.7 million, which primarily consisted of $26.5 million in repayments of indebtedness under the credit facility, $7.1 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $1.3 million for the repurchase of 233,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $16.8 million under the credit facility. Cash used for financing activities for the nine months ended September 30, 2008 was $19.4 million, which primarily consisted of $27.3 million in repayments of indebtedness under the credit facility, $3.0 million in repayments on the term loan and $11.9 million for the repurchase of 1.5 million shares of common stock. These items were partially offset by proceeds received from the borrowing of $25.1 million under the credit facility.

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

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. On November 2, 2009, our board of directors declared a quarterly dividend of $0.05 per common share and a special dividend of $0.10 per common share. The dividends are payable December 2, 2009, to stockholders of record as of November 18, 2009.

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

In response to changes in the overall market, over the past three years we have generally ceased our de novo branch expansion efforts. Since January 1, 2007, we have opened 35 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of December 31, 2008, we had three buy here, pay here locations. In addition, we purchased two buy here, pay here lots in January 2009 for approximately $4.2 million. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automotive inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 13%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the nine months ended September 30, 2009. Our branches located in the states of Missouri, California, Arizona, Illinois, South Carolina, and Kansas represented approximately 28%, 11%, 11%, 6%, 6% and 6%, respectively, of total branch gross profit for the nine months ended September 30, 2009. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law become effective January 1, 2010. Each of these changes is likely to adversely affect revenues and profitability in our branches.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheet. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2008 and September 30, 2009, consumers had total loans outstanding with the lender of approximately $3.6 million and $2.4 million, respectively. The decline in loans outstanding was primarily due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of September 30, 2009. With respect to the CSO, we recorded a provision for losses for the nine months ended September 30, 2008 and 2009 totaling $2.6 million and $1.8 million, respectively. For the nine months ended September 30, 2009, charge-offs and recoveries associated with the CSO were $2.5 million and $660,000, respectively.

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

There have been no material developments in the third quarter 2009 in any cases material to the Company as reported in our 2008 Annual Report on Form 10-K. See Note 17 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 – July 31		$—		$8,231,589
August 1 – August 31	5,500	5.49	5,500	8,201,394
September 1 – September 30	58	6.98		8,201,394

Total	5,558	$5.51	5,500	$8,201,394

(a)	Stock repurchase of 58 shares in September 2009 was made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of September 30, 2009, we have repurchased 4.7 million shares at a total cost of approximately $51.8 million, which leaves approximately $8.2 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 6, 2009.

QC Holdings, Inc.

/S/ DARRIN J. ANDERSEN
Darrin J. Andersen
President and Chief Operating Officer

/S/ DOUGLAS E. NICKERSON
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)