Form 10-K
period 2009-12-31
QC Holdings, Inc.
filed 2010-03-12
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2009 was $26.9 million.

Shares outstanding of the registrant’s common stock as of February 28, 2010: 17,531,996

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2009

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “intend,” “estimated,” “potential,” “goal,” and “objective.” Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed herein are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include the risks discussed in “Item 1A. Risk Factors” of this report. We undertake no obligation to update any forward-looking statements contained herein or in future communications to reflect future events or developments.

PART I

ITEM 1.	Business

Overview

QC Holdings, Inc. provides short-term consumer loans, known as payday loans. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in 1998 under Kansas law and have provided various retail consumer products and services during our 25-year history. As of December 31, 2009, we operated 556 short-term lending branches, with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

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

Since 1998, we have been primarily engaged in the business of providing payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. To repay the cash advance, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection. The fee varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. Based on the cost structure required to operate a storefront location, we spend approximately $10 to $11 per $100 borrowed, exclusive of loan losses. As a result, in states where a fee cap below that level is mandated, without additional fees, we are unable to operate at a profit.

We also provide other consumer financial products and services, such as installment loans, check cashing services, title loans, credit services, open-end credit, money transfers and money orders. In late 2007, we entered into the buy here, pay here segment of the used automotive market. Our loans and other services are subject to state regulations, which vary from state to state, as well as to federal and local regulations, where applicable.

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

Over the last five years, we have grown from 371 short-term lending branches to 556 short-term lending branches through a combination of acquisitions and new branch openings, partially offset by branch closings. During this period, we opened 255 de novo branches, acquired 75 branches and closed 145 branches. In response to changes in the overall market, over the past three years we have dramatically slowed our branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 556 at December 31, 2009. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2005.

	2005	2006	2007	2008	2009
Beginning branch locations	371	532	613	596	585
De novo branches opened during year	174	46	20	12	3
Acquired branches during year	10	51	13	1
Branches closed during year	(23)	(16)	(50)	(24)	(32)

Ending branch locations	532	613	596	585	556

On December 1, 2006, we acquired all the issued and outstanding membership interests in Express Check Advance of South Carolina, LLC (ECA) for approximately $16.3 million, net of cash acquired. ECA currently operates 50 payday loan branches in South Carolina. As a result of this acquisition, we established a significant presence in South Carolina. The acquisition was funded with a draw on our revolving credit facility.

During March and April 2007, we acquired 13 payday and installment loan branches in Illinois and Missouri. Shortly after the acquisition, we closed six of the payday loan branches that were located near six of our existing branches and transferred the loans receivable to those branches. In the future, we anticipate there could be similar opportunities for consolidation-type acquisitions.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. As of December 31, 2009, we operated five buy here, pay here lots, three of which are located in Missouri and the other two in Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. In May 2009, we opened a service center in Kansas to provide reconditioning services on our inventory of vehicles and repair services for our customers.

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2010, we expect to open less than five payday-focused branches and one or two buy here, pay here locations.

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

During 2009, we closed 32 of our lower performing branches in various states (which included six branches that were consolidated into nearby branches). As a result of these closings, we recorded approximately $1.7 million in pre-tax charges during 2009 to reflect fixed asset write-offs and termination of lease obligations, the majority of which is included in discontinued operations in the consolidated financial statements.

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

In October and November 2005, we closed all of our 19 branches in North Carolina. Our decision to close these branches reflected the difficult operating environment in North Carolina associated with our role as a marketer and servicing provider for a Delaware state-chartered bank. The bank offered payday cash advances in compliance with the revised Payday Lending Guidelines issued by the Federal Deposit Insurance Corporation (FDIC). Prior to the FDIC issuing the revised Payday Lending Guidelines in March 2005, which significantly limited our North Carolina customer’s ability to borrow, and our subsequent decision to close our North Carolina branches, our North Carolina operations represented approximately 5% of our total revenue and our total gross profit.

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where regulatory changes have occurred. To the extent that we close branches during 2010, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Industry Background

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 20,600 payday loan branches in the United States and these branches (exclusive of internet lending) extend approximately $30 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. The growth of the payday loan industry has followed and continues to be significantly affected by payday lending legislation and regulation in various states and on a national level. We believe that the payday loan industry is fragmented, with the 16 largest companies operating approximately one-half (approximately 10,300 branches) of the total industry branches. After a number of years of growth, the industry has contracted in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches.

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

Buy Here, Pay Here Industry

The market for used car sales in the United States is significant. The used vehicle industry is highly fragmented, with sales typically occurring through one of three channels: (i) the used vehicle retail operations of manufacturers’ franchised new car dealerships, (ii) independent used vehicle dealerships and (iii) individuals who sell used vehicles in private transactions. We operate in the buy here, pay here segment of the independent used car sales and finance market. Buy here, pay here dealers typically sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy here, pay here dealers are characterized by their sale of older, higher mileage cars; relatively small inventories of vehicles; and their requirements that customers make installment payments weekly or bi-weekly (to coincide with a customer’s payday) in person at the dealership.

The used vehicle financing segment is highly fragmented and is served by a variety of financing sources that include independent finance companies, buy here, pay here dealers, and select traditional lending sources such as banks, savings and loans, credit unions and captive finance subsidiaries of vehicle manufacturers. Many traditional lending sources have historically avoided the subprime market due to its relatively high credit risk and the associated collection efforts and costs.

Our Services

Our primary business is offering payday loans through our network of branches. In addition, we offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We also operate in the buy here, pay here segment of the used automobile market. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2007	2008	2009	2007	2008	2009
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$178,295	$179,086	$164,288	86.1%	80.5%	74.5%
Installment loan fees	10,076	18,198	16,800	4.9%	8.2%	7.6%
Automotive sales and interest	285	6,120	15,260	0.1%	2.7%	6.9%
Credit service fees	5,273	6,202	6,778	2.5%	2.8%	3.1%
Check cashing fees	6,170	5,680	5,568	3.0%	2.6%	2.5%
Title loan fees	4,259	4,358	4,280	2.1%	1.9%	1.9%
Open-end credit fees		37	4,140			1.9%
Other fees	2,606	2,911	3,502	1.3%	1.3%	1.6%

Total	$206,964	$222,592	$220,616	100.0%	100.0%	100.0%

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

During 2009, approximately 90.4% of our payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 9.6% of volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 37.5% of items presented to the bank were collected and approximately 62.5% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 6.0% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2009, our efforts resulted in approximately 49.1% collection of the returned items, which includes the sale of older debt for approximately $972,000. As a result, our overall provision for loan losses during 2009 was approximately 3.7% of total volume. On average, our overall provision for loan losses has historically ranged from 2% to 5% of total volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2009, our customers averaged approximately seven two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 16 days for each of the years ended December 31, 2007, 2008 and 2009.

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

Other Products and Services

We also offer other consumer financial services, such as installment loans, check cashing services, title loans, credit services, open-end credit, money transfers and money orders. In 2009, we operated five locations that are focused exclusively on the buy here, pay here segment of the used automobile market. Together, these other financial services constituted 13.9%, 19.5% and 25.5% of our revenues for the years ended December 31, 2007, 2008 and 2009, respectively. The increase as a percentage of revenues reflects the growth of new product offerings, which include installment loans in our Illinois branches beginning in second quarter 2006 and in our New Mexico branches beginning in September 2007 and the entrance into the buy here, pay here market beginning in late 2007.

We currently offer installment loans to customers in 46 branches (located in Illinois, New Mexico, and Montana). The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Currently, the maximum amount that we have advanced under an installment loan is $2,100. The average principal amount for installment loans originated during 2009 was approximately $502.

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

We offered check cashing services in 372 of our 556 branches as of December 31, 2009. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.8%, 2.7% and 2.9% of the face amount of the check in 2007, 2008 and 2009, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We had five buy here, pay here car locations as of December 31, 2009. As an operator of buy here, pay here locations, we sell and finance used cars to individuals who may or may not have a bank account, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs. We provide a limited warranty on most of the vehicles we sell. We provide financing to substantially all of our customers who purchase a vehicle at one of our buy here, pay here locations. Our finance contract typically includes a down payment or a trade-in allowance ranging from $200 to $2,000 and an average term of 31 months. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for buy here, pay here loans originated during 2009 was approximately $8,800.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 165 branches as of December 31, 2009.

We are also an agent for the transmission and receipt of wire transfers for Western Union. Through this network, our customers can transfer funds electronically to more than 320,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer Western Union money orders.

In April 2008, Virginia passed a new law (effective January 1, 2009) that severely restricts our ability to offer payday loans profitably. As a result of the new law, we began offering an open-end credit product to our customers in Virginia beginning in December 2008. The open-end credit product was very similar to a credit card as the customer was granted a grace period of 25 days to repay the loan without incurring any interest. Further, we were responsible for providing the borrower with a monthly statement and we required the borrower to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also included a monthly membership fee. We discontinued offering the open-end credit product in the second quarter of 2009 so that we could focus exclusively on delivering the payday loan product to our Virginia customers. While our ability to operate profitably offering only the payday loan product will be challenging, we believe the existing payday loan legislation provides the best opportunity for long-term success in Virginia.

Locations

The following table shows the number of short-term lending branches by state that were open as of December 31 from 2005 to 2009 and the current fee rate charged to customers within each state for a $100 advance.

	Fee(a)	2005	2006	2007	2008	2009
Alabama	$17.50	13	13	12	12	12
Arizona	17.65	39	40	39	39	36
California	17.65	90	91	82	81	77
Colorado	20.00	9	11	11	11	11
Idaho	20.00	12	14	13	14	15
Illinois(b)	15.50	26	22	24	24	24
Indiana	15.00	8	7	1	1	1
Kansas	15.00	21	24	23	21	21
Kentucky	17.65	13	13	13	13	11
Louisiana	20.12	5	4	4	4	4
Mississippi	21.95	7	7	7	7	7
Missouri	20.00	93	97	101	107	105
Montana	20.00	2	3	3	4	4
Nebraska	17.65	8	12	11	9	9
Nevada	20.00	4	5	9	9	7
New Mexico(b)	15.50	20	21	21	20	18
Ohio(c)	1.07	27	31	32	18	18
Oklahoma	15.00	25	24	23	23	20
Oregon(d)	1.38	11	11
South Carolina	15.00	11	62	62	62	62
Texas(e)	20.00	18	26	27	27	16
Utah	20.00	19	19	19	19	19
Virginia	15.00	20	23	23	22	20
Washington	15.00	24	26	29	31	32
Wisconsin	22.00	7	7	7	7	7

Total		532	613	596	585	556

(a)	Represents the payday loan fee for the first $100 advance for 14 days as of December 31, 2009. See additional information for branches in Illinois, New Mexico, Ohio, Oregon and Texas in notes (b), (c), (d) and (e). Some states have lower fees for loans in excess of $100.

(b)	In our branches in Illinois and New Mexico, we primarily provide installment loans to customers. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year. The fee charged for an installment loan varies based on the amount and term of the loan.

(c)	Represents payday loan fee only. Branches also provide check cashing services to customers for which we earn a fee.

(d)	Represents the fee charged for a $100 advance with a minimum loan term of 31 days. During 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum. As a result, we closed our branches located in Oregon.

(e)	Represents the fee charged by our credit services organization subsidiary for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

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

Branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 13%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2009. Branches located in the states of Missouri, California, Arizona, Illinois, South Carolina and Kansas represented approximately 29%, 12%, 11%, 6%, 6% and 6%, respectively, of total branch gross profit for the year ended December 31, 2009. In 2010, changes in payday loan legislation in Arizona, South Carolina and Washington become effective that will negatively affect our revenues and profitability in each of those states.

We are subject to regulation by federal and state governments that affects the products and services we provide, particularly payday loans. In 2008, we joined with other short-term loan companies to support a ballot initiative in Arizona to remove the sunset provision from that state’s existing payday law and to put into place a series of consumer friendly reforms. The voters of Arizona did not approve the ballot initiative and as a result, the current payday loan statutory authority in Arizona expires by its terms in June 2010. We anticipate offering alternative products through our Arizona branches beginning in July 2010, but we do not expect our customers to embrace these products as they have the payday loan product.

Comparable Branches, De Novo Branch Economics and Acquisitions

We evaluate our branches based on revenue growth and branch gross profit, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)
Pre - 1999	33	$24,987	$22,845	(8.6)%	$63	$58
1999	38	19,958	18,842	(5.6)%	44	41
2000	45	20,989	19,617	(6.5)%	39	36
2001	31	14,521	13,722	(5.5)%	39	37
2002	51	21,874	20,070	(8.2)%	36	33
2003	41	16,720	15,288	(8.6)%	34	31
2004	64	21,416	20,524	(4.2)%	28	27
2005	136	42,724	41,788	(2.2)%	26	26
2006	83	23,891	23,185	(3.0)%	24	23
2007	19	5,636	5,775	2.5%	25	25
2008	12	1,409	3,071	(b)	10	21
2009	3		210	(b)		6

Sub-total	556	214,125	204,937	(4.3)%	$32	$31

Consolidated branches(a)		2,236	264
Buy here, pay here		6,120	15,293
Other		111	122

Total		$222,592	$220,616	(0.9)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Not meaningful.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the years ended December 31, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)
Pre - 1999	33	$11,860	$11,758	47.5%	51.5%	21.2%	17.6%
1999	38	7,396	7,780	37.1%	41.3%	22.7%	18.3%
2000	45	7,534	8,175	35.9%	41.7%	28.1%	22.2%
2001	31	6,013	6,331	41.4%	46.1%	22.8%	18.1%
2002	51	8,774	7,589	40.1%	37.8%	23.9%	24.3%
2003	41	6,542	5,696	39.1%	37.3%	23.0%	23.1%
2004	64	7,559	7,869	35.3%	38.3%	19.7%	17.0%
2005	136	10,444	12,926	24.4%	30.9%	29.0%	22.7%
2006	83	5,792	7,092	24.2%	30.6%	30.0%	24.2%
2007	19	573	1,261	10.2%	21.8%	40.5%	30.5%
2008	12	(111)	779	(7.9)%	25.4%	32.1%	23.1%
2009	3	(7)	(296)		(c)		(c)

Sub-total	556	72,369	76,960	33.8%	37.6%	25.5%	21.4%

Consolidated branches(a)		(619)	(256)
Buy here, pay here		(571)	(253)	(9.3)%	(1.6)%	37.1%	36.5%
Other(b)		391	2,547

Total		$71,570	$78,998	32.2%	35.8%	24.8%	21.5%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Includes the sale of older debt for approximately $624,000 and $972,000 for the years ended December 31, 2008 and 2009, respectively.

(c)	Not meaningful.

Comparable Branches

We define comparable branches as those branches that were open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2009 have been open at least 24 months. We evaluate changes in comparable branch financial metrics on a routine basis to assess operating efficiency. During 2009, our revenues from comparable branches declined by 5.2%. This decrease reflects reduced customer demand across most states.

The following table summarizes certain financial information for our comparable branches:

2008 to 2009:	2008	2009
	($ in thousands)
Total number of comparable branches	541	541
Total revenues	$212,716	$201,656
Average revenue per comparable branch	393	373
Total provision for losses	54,132	43,091
Branch gross profit	72,486	76,476
Loss ratio	25.4%	21.4%
Branch gross margin	34.1%	37.9%

De Novo Branches

Since 1998, 65% of our growth has occurred through opening 444 de novo branches. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. We monitor newer branches for their progress to profitability and loan growth.

The following table summarizes the ramp up of revenues for our de novo short-term lending branches opened since January 1, 2000, during their initial months of operation. For additional information on de novo branches, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

		Average Cumulative Revenues for Initial Months of Operations
Year Opened	Number of Branches	First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$51	$178	$343	$532	$953	$1,463
2001	22	68	195	362	550	974	1,460
2002	47	76	225	408	612	1,067	1,466
2003	41	51	159	306	484	863	1,264
2004	40	51	161	293	429	748	1,109
2005	127	37	115	216	341	637	949
2006	33	48	149	280	432	756
2007	13	42	132	239	348
2008(a)	11	48	141	276
2009(b)	3	46

(a)	For First 18 Months, calculation is only for the 9 branches that were open for the whole 18 months.

(b)	For First 6 Months, calculation is only for the 1 branch that was open for the whole 6 months.

The following table summarizes the development of our branches with respect to gross profits for our de novo short-term lending branches during their initial months of operation.

		Average Cumulative Gross Profit (Loss) for Initial Months of Operations
Year Opened	Number of Branches	First 6 Months	First 12 Months	First 18 Months	First 24 Months	First 36 Months	First 48 Months
		(in thousands)
2000	7	$(20)	$13	$74	$156	$326	$556
2001	22	(42)	(19)	39	115	312	537
2002	47	(23)	21	100	189	383	537
2003	41	(41)	(23)	15	67	205	371
2004	40	(44)	(39)	(11)	29	140	273
2005	127	(54)	(68)	(62)	(43)	21	107
2006	33	(57)	(59)	(46)	(18)	54
2007	13	(81)	(113)	(124)	(124)
2008(a)	11	(43)	(31)	22
2009(b)	3	(101)

(a)	For First 18 Months, calculation is only for the 9 branches that were open for the whole 18 months.

(b)	For First 6 Months, calculation is only for the 1 branch that was open for the whole 6 months.

Acquisitions

From 1998 through 2009, we acquired 241 short-term lending branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. During 2007, we acquired 13 branches and certain assets for a total of $3.2 million. In connection with an acquisition of eight branches in Missouri, we closed six of the branches acquired and transferred the receivable balances to our existing locations. In December 2006, we acquired all the issued and outstanding membership interests in ECA for approximately $16.3 million, net of cash acquired. ECA currently operates 50 payday loan branches in South Carolina.

In September 2007, we purchased certain assets from an automobile retailer and finance company focused exclusively on the buy here, pay here segment of the used vehicle market for a total of $375,000. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts.

We intend to continue to evaluate acquisition opportunities presented to us in the buy here, pay here segment of the used car market.

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

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, record keeping and reporting. We have one primary point-of-sale system utilized by the majority of our branches as of December 31, 2009. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia branches, we utilize a second point-of-sale system that can accommodate the open-end credit product. For our buy here, pay here locations, we implemented a separate system that manages the automobile business.

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

We store and process large amounts of personally identifiable information, consisting primarily of customer information. We utilize a range of technology solutions and internal controls and procedures, including data encryption, two-factor authentication, secure tunneling and intrusion prevention systems, to protect and restrict access to and use of personal consumer data.

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

Buy Here, Pay Here Industry

The used automobile retail industry is highly competitive and fragmented. We compete principally with other independent buy here, pay here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. We compete for both the purchase and resale of used vehicles.

We believe the principal competitive factors in the sale of used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) limited warranty and (vi) customer service. We believe that our buy here, pay here locations are competitive in each of these areas.

Regulations

We are subject to regulation by federal, state and local governments, which affects the products and services we provide. In general, these regulations are designed to protect consumers who deal with us and not to protect our stockholders.

Regulation of Short-term Lending

Our payday lending and other consumer lending activities are subject to regulation and supervision primarily at the state and federal levels. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday, title and installment lender where required and are subject to various state regulations regarding the terms of our payday loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that Act, as well as the disclosure requirements of state statutes (which are usually similar or more extensive then federal disclosure requirements). The state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states, and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict payday loans. In 2008, Ohio legislators passed a law that placed a 28% cap on payday loans, which is equivalent to a fee of approximately $1.07 per $100 borrowed. Absent additional transaction fees, this law effectively precludes offering payday loans in Ohio. In October 2007, a new federal law prohibited loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation has the practical effect of banning payday lending to the military. In Oregon, a ballot initiative added a provision to the state constitution that also placed a 36% cap on payday loans, which went into effect July 1, 2007, effectively banning payday loans in Oregon as of that date. Similarly, payday loan legislation in Illinois, which took effect in December 2005, had the practical effect of severely limiting payday loans in that state.

We continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. For example, it requires an approximate fee of $10 to $11 per $100 borrowed to operate a storefront location, exclusive of loan losses. As a result, in states where a 36% or lower cap is mandated, without additional fees, we are unable to operate at a profit. These types of legislative or regulatory actions have had and in the future could have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to expand.

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

In February 2005, we entered into a separate arrangement with a different Delaware state-chartered bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the arrangement and began operating as a credit services organization in our Texas branches. The two Delaware banks for which we previously acted as a marketer and servicing provider are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the FDIC. The decision to close our branches in North Carolina and to terminate our agreement with the Delaware bank offering loans in Texas reflected the difficult operating environment associated with guidelines issued by the FDIC. In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicing provider of the bank’s payday loans. In March 2005, the FDIC issued revised guidelines. The revised FDIC guidelines also imposed various limitations on bank payday loans, which effectively limited the benefits of the bank agency model in places like North Carolina and Texas. In February 2006, the FDIC reportedly advised FDIC-insured banks that they could no longer offer payday loans through marketing and servicing agents.

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

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet minimum bonding or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for Western Union in the sale of money orders. Certain states, including California where we operate 77 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the recipient of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

Buy Here, Pay Here Regulation

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

Employees

On December 31, 2009, we had 1,866 employees, consisting of 1,622 branch personnel, 120 field managers and 124 corporate office employees.

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

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2009, 34 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 16 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn at an annual percentage rate of 36% or lower, which makes offering the payday product in those states unprofitable. During 2009, we made payday loans directly in 23 of these 34 states. In addition, in Texas we operate as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states in which we operate or operated that prohibits or severely restricts payday loans. For example, legislation that prohibits or severely restricts payday loans has been adopted in South Carolina (2009), Washington (2009), Kentucky (2009), Ohio (2008), Virginia (2008), New Mexico (2007), Oregon (2006 via a ballot initiative) and Illinois (2005). In recent years, including 2009, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws (with a sunset of July 2012 for the current Mississippi law and a sunset of June 2010 for the current Arizona law) that require renewal of the laws by the state legislatures at periodic intervals, which is unlikely to happen in Arizona. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. A wide range of legislative or regulatory actions in any number of states have in the past and could in the future have a material and adverse effect on our revenues and earnings.

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

Additionally, in many states, the attorney general has scrutinized or continues to scrutinize the payday loan statutes and the interpretations of those statutes. For instance, in September 2005, the New Mexico Attorney General promulgated regulations (later withdrawn) that would have had the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday lending in New Mexico. Similarly, in December 2009, the Arizona Attorney General filed a lawsuit against us in Arizona state court alleging that we violated various state consumer protection statutes.

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

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our CSO business in Texas, the Fair Debt Collection Practices Act. These regulations also apply to any lender with which we do business in Texas through our credit services organization business. A failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

In the past calendar year and continuing into 2010, the focus of proposed federal legislation has been overall financial services reform, including a particular focus on consumer financial services. Various proposals have included the establishment of a consumer financial protection agency with broad rulemaking authority over consumer financial services, including payday lending. We cannot predict the scope of any consumer financial protection legislation, the authority that may be granted to any new or existing agency or regulatory body or the actions that may be taken by that agency or body with respect to payday lending. But, any federal legislation or regulatory action affecting consumer financial services could negatively affect our business.

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

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. In recent years, we have experienced a higher number of purported class action lawsuits by our customers against us. We presently have pending against us purported class action lawsuits in North Carolina, Missouri, and South Carolina and attorney general or regulatory inquiries in Arizona and Ohio, as described under Item 3, “Legal Proceedings.” The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of these pending lawsuits is time consuming and expensive, and the defense of these or future lawsuits or proceedings, even if we are successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

The goal of our enterprise risk management efforts is not to eliminate all systemic risk.

Our executive management spends substantial time and energy on systemic risk identification and mitigation. The goal of enterprise risk management is not to eliminate all risk, but rather to identify, assess and rank risk. Our executive management seeks to manage risks and, in conjunction with strategic planning, to preserve and enhance shareholder value. The risks and uncertainties considered by executive management are not the only risks that we face as our business operations could also be affected by additional factors that are not presently known to us or that we currently consider immaterial to our operations.

The concentration of our revenues and gross profits in certain states could adversely affect us.

Our branches operate in 24 states. For the year ended December 31, 2009, branches located in Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 72% of our total revenues and 73% of our total gross profit. Revenues from branches located in Missouri and California represented 25% and 13%, respectively, of our total revenues for the year ended December 31, 2009. Gross profit from branches in Missouri and California represented 29% and 12%, respectively, of our total branch gross profit for the year ended December 31, 2009. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition. For example, the law under which we provide payday loans in Arizona terminates on June 30, 2010. To the extent that the industry is not able to obtain an amendment of the termination clause in the law or we are not able to develop alternative products that serve our customers, the revenues and gross profit derived from Arizona would cease. In South Carolina, the maximum loan size was raised but the new law also created a database to enforce a one loan per customer limit. In Washington, amendments to its law became effective January 1, 2010, which created a database to enforce a one loan per customer limit and to place a usage limit on customers at eight loans per year. The changes in payday loan legislation in South Carolina and Washington and the expected June 30, 2010 sunset for the favorable law in Arizona will adversely affect the revenues and profitability of our branches in each of those states.

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

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, installment loans, credit services, open-end credit, money transfers and money orders, which accounted for approximately 18.6% of our revenues in 2009. In 2007, we entered the buy here, pay here automobile business, but those revenues accounted for less than 7% of our total revenue in 2009. The revenues in our payday loan business are declining, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Our inability to introduce or manage new products efficiently and profitably could have a material adverse effect on our business, results of operations and financial condition.

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in 2006 and 2007, we began offering installment loans in Illinois and New Mexico, respectively; and in October 2007, we opened our first buy here, pay here automobile sale and finance lot. New products in Illinois, New Mexico and Virginia have been in response to changes in payday loan laws in those states making payday lending unprofitable, and therefore not economically feasible, under current state law or regulations in those states. We also intend to introduce additional services and products in the future in order to continue to diversify our business. In order to offer new products and to enter into new businesses, we may need to comply with additional regulatory and licensing requirements. Each of these new products and businesses is subject to risk and uncertainty and requires significant investment of time and capital, including additional marketing expenses, legal costs, acquisition costs and other incremental start-up costs. Due to our lack of experience in offering certain new products and businesses, we may not be successful in identifying or introducing any new product or business in a timely or profitable manner. For example, we offered an open-end credit product to our Virginia customers for a brief period in 2008 and 2009, before discontinuing the product, and we have experienced significantly higher than anticipated loan losses associated with the open-end product. Furthermore, we cannot predict the demand for any new product or service. Our failure to introduce a new product or service efficiently and profitably or low customer demand for any of these new products or services, could have a material adverse effect on our business, results of operations and financial condition.

General economic conditions affect our revenues and loan losses, and accordingly, our results of operations could be adversely affected by a general economic slowdown. The effect on our business of the recent credit crisis and on-going economic recession is still largely unknown.

Provision for losses is one of our largest operating expenses, constituting 21.5% of total revenues for the year ended December 31, 2009, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. Any changes in economic factors that adversely affect our customers could result in a higher loan loss experience than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe our loan losses increased during the second half of 2007 as a result of the turmoil in the sub-prime lending markets and its ripple effect throughout the United States economy. As another example, we believe that our loan loss experience in third quarter 2005 was adversely affected as a result of an increase in customer bankruptcies prior to a significant change in the bankruptcy laws in October 2005. Similar difficult financial and economic markets and conditions could increase our loan losses and adversely affect our results of operations and financial condition.

While our provision for losses in fourth quarter 2009 was less than our provision in fourth quarter 2008, it is difficult to predict the long-term impact of the national credit crisis and economic recession that occurred in late 2008 and the early part of 2009 on our customers and on our business. We experienced lower payday loan demand in 2009 than initially expected, which we believe is attributable in part to the reports nationally of overall consumer efforts to reduce debt. We believe our customers are more sophisticated than portrayed in the media by certain consumer groups and that our customers restrict borrowings in circumstances when risk of non-repayment is increased. We believe this has occurred when gasoline prices have spiked at various times over the last two years and also occurred in fourth quarter 2008 due to the national credit crisis. As a result, an extended declining and weakened economy may result in reduced revenues and higher losses, thereby affecting our results of operations, cash flows and financial condition.

Potential disruptions in the credit markets from the national credit crisis may negatively affect the availability and cost of commercial credit, which could adversely affect our results of operations, cash flows and financial condition.

Disruptions in the capital and credit markets, as have been experienced in 2008 and 2009, have adversely affected the availability and cost of commercial credit. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our existing revolving credit facility on favorable terms, if at all. Our current revolving credit facility matures on December 6, 2012. In addition, we may seek to borrow under a new or separate credit facility prior to that maturity date to finance new business ventures, acquisitions or other corporate purposes. The lack of availability under our existing or new credit facilities, or the inability to refinance our current revolving credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash, including cash dividends on our common stock and our stock repurchase program.

From time to time, we utilize borrowings under our credit facility to fund our liquidity and capital needs, and these borrowings, which increase our leverage and reduce our financial flexibility, are subject to various restrictions and covenants.

On December 7, 2007, we entered into an amended and restated credit agreement with a syndicate of banks, which provides for a term loan of $50 million and a revolving line of credit in the aggregate principal amount of up to $45 million. The maximum borrowings under the amended credit facility may be increased by $25 million pursuant to bank approval in accordance with the terms of the credit facility. The borrowings under the term loan were used to fund a $48.5 million special cash dividend to stockholders on December 27, 2007, which increased our leverage and reduced our financial flexibility. The terms of our credit agreement include provisions that directly or indirectly affect our ability to repurchase our common stock on the open market or in negotiated transactions, our ability to pay cash dividends on our common stock, and our ability to pursue acquisitions or other strategic ventures that would require us to borrow additional amounts.

Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis and to fund the scheduled amortization repayments under the term loan, we have limited cash balances (other than cash balances needed at the branch level), and we expect that a substantial portion of our liquidity needs, including amounts to pay future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2009, we had approximately $24.5 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to sell equity or raise additional debt due to the on-going economic recession, our ability to finance our current operations would likely be adversely affected.

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

We depend on borrowings under our revolving credit facility to fund loans, capital expenditures, smaller acquisitions, cash dividends and other needs. If consumer banks decide not to lend money to companies in our industry or to us, our ability to borrow at competitive interest rates (or at all), our ability to operate our business and our cash availability would likely be adversely affected.

Certain banks have notified us and other companies in the payday loan and check cashing industries that they will no longer maintain bank accounts for these companies due to reputation risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our primary depository banks has requested that we close our bank accounts or placed other restrictions on how we use their services, if any of our larger current or future depository banks were to take such actions, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment and automobile finance loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $10.8 million on December 31, 2009. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions accelerated in 2007 and 2008. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could impact our growth strategy and have a material adverse effect on our business, results of operations and financial condition.

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

Even if we report stable or increased earnings, the market price of our common stock may be volatile. There are a number of factors, beyond earnings fluctuations, that can affect the market price of our common stock, including the following:

•	the introduction, passage or adoption of state or federal legislation or regulation that could adversely affect our business;

•	the announcement of court decisions adverse to us or our industry;

•	a decrease in market demand for our stock;

•	downward revisions in securities analysts’ estimates of our future earnings;

•	announcements of new products or services developed or offered by us;

•	the degree of customer acceptance of new products or services offered by us; and

•	general market conditions and other economic factors.

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

We experience high turnover among our branch managers and our branch-level employees. In 2009, we sustained approximately 23% turnover among our branch managers and approximately 75% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote approximately 52% of our outstanding common stock as of December 31, 2009. Don Early, our Chairman of the Board and Chief Executive Officer, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 46.34% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2009. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2009, our officers and directors held approximately 9.3 million shares of common stock, substantially all of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, Mr. Early, who directly owns approximately 42.4% of our outstanding shares, has demand registration rights, which permit him to require the company to register all or any part of those shares for resale by those stockholders. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 25,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

In addition, Mr. Early’s heirs or his estate may be required to sell a significant portion of that stock upon his death. While we maintain $15 million of key man life insurance on Mr. Early, our current credit agreement restricts our ability to use the proceeds of that insurance to repurchase shares from Mr. Early’s heirs or estate without the consent of the bank. If a substantial block of our common stock were sold by Mr. Early’s heirs or estate, it would likely significantly reduce the market price of our common stock.

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In the opinion of management, the corporate office space leased is adequate for existing and foreseeable future operating needs. Prior to April 2005, our corporate headquarters were located in a 10,000 square foot company-owned building located in Kansas City, Kansas, which is presently leased to an unrelated tenant. In addition, we own three branch locations, in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi. All our other branch locations are leased. Our average branch size is approximately 1,600 square feet with average rent of approximately $2,100 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

In August 2008, we purchased an auto sales facility in Overland Park, Kansas. The facility includes three buildings (with a total of 7,982 square feet) and parking spaces on approximately 1.6 acres of land.

ITEM 3.	Legal Proceedings

Missouri. On October 13, 2006, one of our Missouri customers sued us in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. We moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, we filed our appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court and ordered the case to arbitration, but struck the class action waiver provision. In September 2009, the plaintiff filed her action in arbitration. We have filed our answer, and a three-person arbitration panel has been chosen. We expect that discovery will commence in the first half of 2010, and that the arbitrators will hear plaintiff’s motion for class certification in late 2010.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against us, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. Defendants are appealing those rulings.

The judge handling the lawsuit against us in North Carolina is the same judge who is handing the three companion cases. We have agreed with plaintiffs that we will allow the ultimate appellate ruling in the companion cases on class certification and arbitration to bind the same issues in our case, with a few minor exceptions.

South Carolina. On October 30, 2008, one of our subsidiaries was sued in the Fifth Judicial Circuit Court of Common Pleas in South Carolina in a putative class action lawsuit filed by Carl G. Ferrell, a customer of the South Carolina subsidiary. Mr. Ferrell alleges that the subsidiary violated the South Carolina Deferred

Presentment Services Act by including an arbitration provision and class action waiver in our loan agreements. Mr. Ferrell alleges further that the subsidiary did not appropriately take into account his ability to repay his loan with the subsidiary, and it is his contention that this alleged failure violates the South Carolina Deferred Presentment Services Act, is negligent, breaches the covenant of good faith and fair dealing, and serves as the basis for a civil conspiracy. Mr. Ferrell makes the same allegations in the same case against several other lenders.

On December 11, 2008, we removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, we filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and our motion to dismiss. In March 2009, the federal court ruled against our efforts to remove the case to federal court and remanded the case to state court. It did not rule on our motion to dismiss. We appealed this decision to the Fourth Circuit Court of Appeals, but in January 2010, the Fourth Circuit rejected our appeal. The case will now move back to state court for argument on whether the case should move to arbitration. We and other lenders in South Carolina have reached a preliminary agreement in principle with respect to the settlement of these claims, which nonbinding agreement in principle would require a contribution for plaintiff’s attorney’s fees. We cannot predict whether we and the other lenders in the state will reach a formal, binding agreement for the settlement of this matter, whether the final agreement will be on the terms presently contemplated or whether the proposed settlement will be approved by the court. We have reserved in the accompanying financial statements our estimated expenses for settling this litigation under the current parameters.

California. On September 5, 2008, one of our subsidiaries was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of the California subsidiary. Ms. Winters alleges that we violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that we improperly charged California consumers a fee to extend or “roll over” their loan transactions, that we did not have authority to deduct funds electronically, and that the use of a class action waiver in our loan agreements is unconscionable. In October 2008, we filed an answer, denying all allegations. We also filed a claim against Ms. Winters for failing to pay her final loan. In November 2009, plaintiff asked if we would agree to a joint dismissal with prejudice. We agreed, and the Court dismissed the parties’ respective claims with prejudice.

Arizona. In December 2009, the Arizona Attorney General filed a lawsuit against us in Arizona state court. Specifically, the Attorney General contends that we violated various state consumer protection statutes when we allegedly sued non-Pima County customers with delinquent accounts in Pima County. The Attorney General amended its complaint in December 2009, and alleged that our arbitration provision was unconscionable.

In January 2010, we moved to dismiss the Attorney General’s complaint. The Attorney General has asked for and received extensions of time to respond to this motion to dismiss. The Attorney General’s response is due in April 2010.

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by our subsidiary in that state. In Ohio, we issue short-term loan proceeds to customers in the form of a check. We offer to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceed check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the State’s Small Loan Act and has asked us to cease cashing the checks for a fee. We believe that our business practice complies with all applicable laws and we continue to conduct business without any changes to our operations. The Division has set an administrative hearing to determine whether our business model violates state law. A hearing is currently scheduled in April 2010.

Other Matters. We are also currently involved in ordinary, routine litigation and administrative proceedings incidental to our business, including customer bankruptcies and employment-related matters from time to time.

We believe the likely outcome of any other pending cases and proceedings will not be material to our business or our financial condition.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low closing prices for each of the completed quarters since January 1, 2008:

2009	High	Low
First quarter	$6.17	$3.87
Second quarter	7.43	5.14
Third quarter	7.15	5.12
Fourth quarter	6.82	4.40

2008	High	Low
First quarter	$10.67	$6.08
Second quarter	9.94	6.87
Third quarter	9.23	5.74
Fourth quarter	7.86	3.79

The year-end closing prices of our common stock for 2009 and 2008 were $4.81 and $3.79, respectively.

Holders

As of March 2, 2010 there were approximately 185 holders of record and 1,279 beneficial owners of our common stock.

Dividends

The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Our credit agreement requires us to maintain a Fixed Charge Coverage Ratio (computed in accordance with the credit agreement) of not less than 1.25 to 1.00. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow amount used in computing our Fixed Charge Coverage Ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. In addition to regular quarterly dividends, our board of directors has also approved special cash dividends on our common stock from time to time. For the years ended December 31, 2008 and 2009, we paid regular and special cash dividends to our stockholders totaling $5.3 million and $5.4 million, respectively.

The following table summarizes our cash dividends paid during 2008 and 2009.

Payment Date	Type of Dividend	Amount of Cash per Share
2009:
March 9, 2009	Regular	$0.05
June 2, 2009	Regular	0.05
September 1, 2009	Regular	0.05
December 2, 2009	Regular	0.05
December 2, 2009	Special	0.10

Total dividend per share of common stock		$0.30

2008:
May 23, 2008	Special	$0.05
September 4, 2008	Special	0.10
December 2, 2008	Regular	0.05
December 2, 2008	Special	0.10

Total dividend per share of common stock		$0.30

In December 2007, our board of directors approved a special cash dividend of $2.50 per share of common stock in conjunction with the recapitalization of our balance sheet. The special dividend totaled approximately $48.5 million and was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. In addition, we paid dividends in each quarter of 2007 at a rate of $0.10 per share. For the year ended December 31, 2007, we paid $56.4 million in dividends to our stockholders.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2009, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an outstanding option to purchase 126,397 shares of common stock granted to a former officer of the company, which were granted pursuant to a prior consulting agreement with that individual.

In June 2009, at our annual meeting of stockholders, our stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2009.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,816,620	$9.51	1,219,411

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,816,620	$9.51	1,219,411

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

Stock Repurchases

The board of directors has authorized us to repurchase our common stock in the open market or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. Pursuant to our credit agreement, the maximum amount of our common stock we may repurchase is $60 million.

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. During 2009, we repurchased approximately 200,000 shares for approximately $1.2 million. As of December 31, 2009, we have repurchased a total of 4.7 million shares at a total cost of approximately $51.8 million, which leaves approximately $8.2 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31				$8,201,394
November 1 – November 30				8,201,394
December 1 – December 31(a)	3,229	$5.27		8,201,394

(a)	Stock repurchases of 3,229 shares in December 2009 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares. These repurchases are not counted against the dollar value of shares that may be purchased under our stock repurchase program.

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

The following table compares total stockholder returns on our common stock from December 31, 2004 through December 31, 2009 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on December 31, 2004 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Advance America, Cash Advance Centers, Inc., Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
QC Holdings, Inc.	$100.00	$60.18	$83.30	$73.70	$26.22	$35.10
Nasdaq Index	100.00	102.20	112.68	124.56	74.70	108.56
Peer Group	100.00	70.24	124.09	91.26	64.88	92.11

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except share and per share data)
Revenues:
Payday loan fees	$137,296	$149,108	$178,295	$179,086	$164,288
Other	13,709	19,786	28,669	43,506	56,328

Total revenues	151,005	168,894	206,964	222,592	220,616

Branch expenses:
Salaries and benefits	37,079	42,532	45,098	48,009	45,754
Provision for losses	40,415	35,712	50,363	55,303	47,541
Occupancy	18,290	21,436	25,673	25,687	23,988
Depreciation and amortization	3,783	4,670	4,519	4,269	4,158
Other	13,134	14,818	14,705	17,754	20,177

Total branch expenses	112,701	119,168	140,358	151,022	141,618

Branch gross profit	38,304	49,726	66,606	71,570	78,998

Regional expenses	9,364	11,941	12,614	13,075	13,584
Corporate expenses	16,221	19,514	22,813	24,738	24,513
Depreciation and amortization	855	1,379	2,399	2,931	2,969
Interest expense (income), net	(476)	(319)	646	4,386	3,366
Other expense, net	712	336	1,998	448	193

Income from continuing operations before income taxes	11,628	16,875	26,136	25,992	34,373
Provision for income taxes	4,445	6,717	10,278	10,978	13,391

Income from continuing operations	7,183	10,158	15,858	15,014	20,982
Loss from discontinued operations, net of income tax	(1,804)	(949)	(1,256)	(1,435)	(1,153)

Net income	$5,379	$9,209	$14,602	$13,579	$19,829

Earnings (loss) per share:
Basic
Continuing operations	$0.35	$0.51	$082	$0.83	$1.17
Discontinued operations	(0.09)	(0.05)	(0.06)	(0.07)	(0.07)

Net income	$0.26	$0.46	$0.76	$0.76	$1.10

Diluted
Continuing operations	$0.33	$0.49	$0.81	$0.82	$1.17
Discontinued operations	(0.08)	(0.04)	(0.06)	(0.07)	(0.07)

Net income	$0.25	$0.45	$0.75	$0.75	$1.10

Weighted average number of common shares outstanding:
Basic	20,507,975	19,980,884	19,282,859	17,877,063	17,436,714
Diluted	21,447,644	20,627,105	19,578,285	17,983,294	17,579,513
Cash dividends declared per share		$0.10	$2.90	$0.30	$0.30

	Year Ended December 31,
	2005	2006	2007	2008	2009
Operating Data:
Branches (at end of period)	532	613	596	585	556
Percentage change in comparable branch revenues from prior year(a)	11.4%	(2.6)%	14.7%	4.4%	(5.2)%

Payday loans:
Loan volume (in thousands)	$985,219	$1,032,684	$1,231,647	$1,271,666	$1,163,726
Average loan (principal plus fee)	361.79	363.12	365.29	370.31	367.86
Average fee	53.83	53.12	52.90	53.61	53.70

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,640	$23,446	$24,145	$17,314	$21,151
Loans, interest and fees receivable, less allowance for losses	52,778	66,018	72,903	73,711	74,973
Total assets	128,139	142,947	149,580	143,042	148,086

Current debt		16,300	28,500	33,143	30,400
Long-term debt			46,000	37,607	27,707
Stockholders’ equity	110,816	104,788	52,226	49,419	65,550

(a)	Comparable branches are branches that were open during the full periods for which a comparison is being made. For the annual analysis as of December 31, 2009, comparable branches are those that were open for at least 24 months on that date.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 74.5% of our total revenues for the year ended December 31, 2009. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 556 branches in 24 states at December 31, 2009. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. We also sell used automobiles and finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. In Illinois, New Mexico, and Montana, we offer longer term installment loan product, which are amortizing loans generally over four to twelve months with principal amounts typically ranging between $300 and $1,000.

In September 2007, we purchased certain assets from an automobile retailer and finance company focused exclusively in the buy here, pay here segment of the used automobile market in connection with our ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. As of December 31, 2009, we are operating five buy here, pay here car lots in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the annual analysis as of December 31, 2009 have been open at least 24 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

With respect to our cost structure, salaries and benefits are one of our largest costs and are generally driven by changes in number of branches and loan volumes. Our provision for losses is also a significant expense. If a customer’s check is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

Over the last five years, with respect to our short-term lending products, we have grown from 371 branches to 556 branches through a combination of acquisitions and new branch openings, partially offset by branch closings. During this period, we opened 255 de novo branches, acquired 75 branches and closed 145 branches. In response to changes in the overall market, over the past three years we have dramatically slowed our branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 556 at December 31, 2009. The following table sets forth our de novo branch openings, branch acquisitions and branch closings with respect to short-term lending since January 1, 2005.

	2005	2006	2007	2008	2009
Beginning branch locations	371	532	613	596	585
De novo branches opened during year	174	46	20	12	3
Acquired branches during year	10	51	13	1
Branches closed during year	(23)	(16)	(50)	(24)	(32)

Ending branch locations	532	613	596	585	556

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2010, we expect to open less than five payday-focused branches and up to two buy here, pay here locations.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 20,600 payday loan branches in the United States and these branches (exclusive of internet lending) extend approximately $30 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. We believe our industry is highly fragmented, with the 16 largest companies operating approximately one-half (approximately 10,300 branches) of the total industry branches. After a number of years of growth, the industry has contracted slightly in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future.

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past couple of years a few states have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states. In Ohio, we closed 13 branches in the third quarter of 2008 in response to legislation that effectively precludes payday lending in that state, but are offering customers an alternative product at our remaining Ohio branches under a different statute.

During 2009, payday loan-related legislation was passed in various states, including South Carolina and Washington, which is expected to affect adversely our profitability beginning in 2010. In Arizona, the existing payday lending law expires on June 30, 2010. We will continue to operate under the existing law in Arizona until the law expires, while working to develop an alternative product to offer our customers beginning in July 2010. However, we do not expect that our customers in Arizona will embrace any new products as they have the payday loan product. To mitigate the impact of these earnings declines, we have implemented modest fee increases in a few states. Also, we expect that results from our automotive group will improve due to more industry experience and an improved collection effort. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of these challenges and opportunities in 2010 to reduce revenues by $10 million to $12 million and to reduce branch gross profit by $7 million to $9 million compared to 2009.

KEY DEVELOPMENTS

Closure of Branches. During year ended December 31, 2009, we closed 32 of our lower performing branches in various states (which included 26 branches reported as discontinued operations and six branches that were consolidated into nearby branches). We recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings, the majority of which were included in discontinued operations. The charges included an $897,000 loss for the disposition of fixed assets, $739,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $14,000 for other costs.

As noted above, we closed 13 of our 32 branches in Ohio during third quarter 2008, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. The new law caps interest rates on payday loans at 28% per annum, which is equivalent to $1.07 per $100 borrowed. We recorded approximately $943,000 in pre-tax charges for the year ended December 31, 2008, associated with these closings. The charges included $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs. With respect to the branches that remained open in Ohio, we are offering customers an alternative product under a different statute.

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

Growth of Buy Here, Pay Here Operations. In January 2009, we purchased two buy here, pay here lots located in Missouri. We had a total of five buy here, pay here automobile locations as of December 31, 2009. In May 2009, we opened a service center in Kansas to provide reconditioning services on our inventory of vehicles and repair services for our customers. As an operator of buy here, pay here locations, we sell and finance used cars to individuals who may not have banking relationships, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs. We provide financing to substantially all of our customers who purchase a vehicle at one of our buy here, pay here locations. Our finance contract typically includes a down payment or a trade in allowance ranging from $200 to $2,000. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for automobile loans originated during 2009 was approximately $8,800 and the average term of the loan was 31 months. For the year ended December 31, 2009, revenues from our buy here, pay here locations totaled $15.3 million.

Recapitalization of Balance Sheet. In December 2007, we completed a $95 million recapitalization of our balance sheet designed to return immediate value to our stockholders while preserving financial flexibility to support the company’s strategic plan. We amended and restated our prior credit facility to provide a borrowing capacity of $95 million through a $50 million term loan and a $45 million revolving credit facility. The maximum borrowings under the credit facility may be increased by $25 million pursuant to bank approval in accordance with the terms of the first amendment to the credit facility.

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

Introduction of alternative loan products. Beginning in second quarter 2006, we began offering an installment loan product to customers in our Illinois branches. In September 2007, we began to offer installment loans to customers in our New Mexico branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Currently, the maximum amount that we have advanced under an installment loan is $2,100. The average principal amount for installment loans originated during 2007, 2008 and 2009 was approximately $525, $514 and $502, respectively.

In April 2008, Virginia passed a new law (effective January 1, 2009) that severely restricted our ability to offer payday loans profitably. As a result of the new law, we offered an open-end credit product to our customers in Virginia beginning in December 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and discontinued the open-end product. While our ability to operate profitability offering only the payday loan product will be challenging, we believe the existing payday loan legislation provides the best opportunity for long-term success in Virginia. The open-end credit product was similar to a credit card as the customer was granted a grace period of 25 days to repay the loan without incurring any interest. In addition, we were responsible for providing our customer with a monthly statement and we required the customer to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also included a monthly membership fee.

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

We recognize revenue from the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where we finance the vehicles, we originate an installment sale contract and use the simple interest method to recognize interest.

Generally, we recognize revenue for our other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

With respect to our open-end product, we earned interest on the outstanding balance and the product also included a monthly non-refundable membership fee. As noted above, we are no longer offering this product in Virginia and have re-introduced the payday product.

Provision for Losses and Returned Item Policy

We record a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date we receive a returned check, generally within 14 days after the due date of the loan. Accordingly, the majority of payday loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered.

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

We believe the addition of these two steps produced a meaningful decline in loan defaults in 2006. While we continued to follow these loan origination procedures in 2007 and 2008, in addition to our customary loan procedures, these processes were not sufficient to overcome the more challenging credit, financial and economic environment for our customers during 2007 and 2008. As the macroeconomic environment deteriorated during 2008, our origination and collection procedures were sufficient to maintain a reasonable loss ratio throughout the year without additional underwriting procedures. In 2009, we experienced an improvement in our loss ratio as our customers pulled back from borrowing and focused on paying down their debts. With lower loan volume, our branch personnel focused on limiting the number of returned checks and emphasized the collection of loans.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, installment loans and auto loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan. Prior to January 1, 2008, we aggregated payday loans, title loans and installment loans for purposes of computing the loss allowance based on very similar historical averages of uncollectible amounts as a percentage of volume for each type of loan (generally ranging from 2% to 5% of the total volume). For purposes of the allowance calculation, installment loans were included with payday loans and title loans based on the expectation that the loss experience for installment loans would be similar to payday loans and title loans. Beginning in fiscal year 2008, with approximately 18 full months of data available for installment loans, we began to calculate a separate component of the allowance for installment loans. We also calculate a separate component of the allowance for auto loans, which considers loss expectations as a percentage of outstanding receivables, as well as qualitative factors.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. As of December 31, 2008 and 2009, we determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

We maintain an allowance for installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, we recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of our review of these factors. As of December 31, 2009, we determined that no qualitative adjustment to the allowance for installment loan losses was necessary.

The allowance calculation for auto loans is based upon our review of industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automobile sales industry experienced an increase in delinquencies and, as a result, losses. Our level of allowance with respect to automobile loans at December 31, 2008 and 2009 is higher than would be expected in future years due to our relative inexperience in the buy here, pay here business, as well as the age of our new locations and the generally negative industry and macroeconomic environment. We recorded an allowance for auto loans as of December 31, 2008 and 2009 at levels we consider sufficient to cover estimated losses on the auto loan portfolio.

Using this information, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following tables summarize the activity in the allowance for loan losses:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Allowance for loan losses
Balance, beginning of year	$2,982	$4,442	$6,648
Charge-offs	(96,837)	(100,072)	(83,577)
Recoveries	47,489	47,249	41,879
Provision for losses	50,808	55,029	45,853

Balance, end of year	$4,442	$6,648	$10,803

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization and excludes loss activity related to discontinued operations.

As noted above, to the extent that macroeconomic indicators continue to be negative during 2010 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

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

Accounting for Leases and Leasehold Improvements

Occupancy rent costs are amortized on a straight-line basis over the lease life, which includes reasonably assured lease renewals. Similarly, leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease lives plus reasonably assured renewals have generally ranged from 1 to 15 years with an average of 7 years and usually contain cancellation clauses in the event of regulatory changes. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our branches, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: i) the importance of the branch location to the ultimate success of the branch, ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2009, we reported a net deferred tax asset in the consolidated balance sheet.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by the Financial Accounting Standards Board (FASB). As of December 31, 2008 and December 31, 2009, the accrued liability for unrecognized tax benefits was approximately $52,000 and $50,000, respectively.

Share-Based Compensation

We account for stock-based compensation expense for share-based payment awards to our employees and directors at the estimated fair value on the grant date. The fair value of stock option grants is determined using the Black-Scholes option pricing model, which requires us to make several assumptions including, but not limited to risk free interest rate, expected volatility, dividend yield and expected term of the option. Restricted stock awards are valued on the date of grant and have no purchase price. All share-based compensation is recorded net of an estimated forfeiture rate, which is based upon historical activity.

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Employee stock-based compensation:
Stock options	$795	$1,152	$1,200
Restricted stock awards	541	859	1,349
Performance-based shares	603

	1,939	2,011	2,549

Non-employee director stock-based compensation:
Restricted stock awards	200	216	230

Total stock-based compensation	$2,139	$2,227	$2,779

As of December 31, 2009, there were $1.1 million of total unrecognized compensation costs related to outstanding stock options that will be amortized over a weighted average period of 2.6 years. In addition, there was $2.2 million of total unrecognized compensation costs related to restricted stock grants that will be amortized over a weighted average period of 2.5 years.

Accounting for Goodwill and Intangible Assets

As of December 31, 2009, our goodwill and intangible assets totaled $19.2 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

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

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of December 31, 2009 and the computed fair value of our reporting unit was significantly in excess of the carrying amount. As a result of this evaluation, it was determined that no impairment of goodwill or intangibles existed as of December 31, 2009.

SUMMARY OF FINANCIAL INFORMATION

The following tables set forth our results of operations for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,			Year Ended December 31,
	2007	2008	2009	2007	2008	2009
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$178,295	$179,086	$164,288	86.1%	80.5%	74.5%
Other	28,669	43,506	56,328	13.9%	19.5%	25.5%

Total revenues	206,964	222,592	220,616	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	45,098	48,009	45,754	21.8%	21.6%	20.7%
Provision for losses	50,363	55,303	47,541	24.3%	24.8%	21.5%
Occupancy	25,673	25,687	23,988	12.4%	11.5%	10.9%
Depreciation and amortization	4,519	4,269	4,158	2.2%	1.9%	1.9%
Other	14,705	17,754	20,177	7.1%	8.0%	9.2%

Total branch expenses	140,358	151,022	141,618	67.8%	67.8%	64.2%

Branch gross profit	66,606	71,570	78,998	32.2%	32.2%	35.8%

Regional expenses	12,614	13,075	13,584	6.1%	5.9%	6.2%
Corporate expenses	22,813	24,738	24,513	11.0%	11.1%	11.1%
Depreciation and amortization	2,399	2,931	2,969	1.2%	1.3%	1.3%
Interest expense, net	646	4,386	3,366	0.3%	2.0%	1.5%
Other expense, net	1,998	448	193	0.9%	0.2%	0.1%

Income from continuing operations before income taxes	26,136	25,992	34,373	12.7%	11.7%	15.6%
Provision for income taxes	10,278	10,978	13,391	5.0%	4.9%	6.1%

Income from continuing operations	15,858	15,014	20,982	7.7%	6.8%	9.5%
Loss from discontinued operations, net of income tax	(1,256)	(1,435)	(1,153)	(0.6)%	(0.7)%	(0.5)%

Net Income	$14,602	$13,579	$19,829	7.1%	6.1%	9.0%

Comparable Branch Data for Short-term Lending Branches:

	2008	2009
2008 to 2009:
Total revenues generated by all comparable branches (in thousands)	$212,716	$201,656
Total number of comparable branches	541	541
Average revenue per comparable branch (in thousands)	$393	$373

	2007	2008
2007 to 2008:
Total revenues generated by all comparable branches (in thousands)	$199,476	$208,255
Total number of comparable branches	528	528
Average revenue per comparable branch (in thousands)	$378	$394

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Short-term Lending Branch Information:
Number of branches, beginning of year	613	596	585
De novo opened	20	12	3
Acquired	13	1
Closed	(50)	(24)	(32)

Number of branches, end of year	596	585	556

Average number of branches open during year	597	591	564

Average number of branches open during year (excluding branches reported as discontinued operations)	562	559	556

	Year Ended December 31,
	2007	2008	2009
Other Information:
Short-term loans
Loan volume (in thousands)	$1,231,647	$1,271,666	$1,163,726
Average loan (principal plus fee)	365.29	370.31	367.86
Average fees per loan	52.90	53.61	53.70

Installment loans:
Installment loan volume (in thousands)	$20,282	$32,899	$29,718
Average loan (principal)	524.85	514.07	502.44
Average term (days)	186	186	185

Automotive loans:
Automotive loan volume (in thousands)	$262	$5,182	$12,656
Average loan (principal)	6,901	8,622	8,753
Average term (months)	30	35	31
Locations, end of period	1	3	5

Results of Operations—2009 Compared to 2008

Income from Continuing Operations

For the year ended December 31, 2009, income from continuing operations was $21.0 million compared to $15.0 million in 2008. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $220.6 million in 2009 compared to $222.6 million in 2008, a decrease of $2.0 million or 0.9%. The decrease in revenues reflects lower payday and installment loan volume, substantially offset by an increase in automobile sales due to the addition of two locations in January 2009.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2008 and 2009 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2008	2009	% Change	2008	2009
		(in thousands)			(in thousands)
Pre - 1999	33	$24,987	$22,845	(8.6)%	$63	$58
1999	38	19,958	18,842	(5.6)%	44	41
2000	45	20,989	19,617	(6.5)%	39	36
2001	31	14,521	13,722	(5.5)%	39	37
2002	51	21,874	20,070	(8.2)%	36	33
2003	41	16,720	15,288	(8.6)%	34	31
2004	64	21,416	20,524	(4.2)%	28	27
2005	136	42,724	41,788	(2.2)%	26	26
2006	83	23,891	23,185	(3.0)%	24	23
2007	19	5,636	5,775	2.5%	25	25
2008	12	1,409	3,071	(b)	10	21
2009	3		210	(b)		6

Sub-total	556	214,125	204,937	(4.3)%	$32	$31

Consolidated branches(a)		2,236	264
Buy here, pay here		6,120	15,293
Other		111	122

Total		$222,592	$220,616	(0.9)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Not meaningful.

Revenues for comparable branches decreased 5.2%, or $11.0 million, to $201.7 million in 2009. This decrease is primarily attributable to reduced customer demand across most states.

Revenues from our payday loan product represent our largest source of revenues and were approximately 74.5% of total revenues during 2009. We originated approximately $1.2 billion through payday loans during 2009 compared to $1.3 billion during the prior year. The average payday loan (including fee) totaled $367.86 in 2009 compared to $370.31 in 2008. Average fees received from customers per payday loan increased from $53.61 in 2008 to $53.70 in 2009. Our average fee rate per $100 for 2009 was $17.09 compared to $16.93 in 2008.

Revenues from installment loans, credit service fees, check cashing, title loans, buy here, pay here and other sources totaled $43.5 million and $56.3 million for the years ended December 31, 2008 and 2009, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2008	2009	2008	2009
	(in thousands)		(percentage of revenues)
Installment loan fees	$18,198	$16,800	8.2%	7.6%
Automotive sales and interest	6,120	15,260	2.7%	6.9%
Credit service fees	6,202	6,778	2.8%	3.1%
Check cashing fees	5,680	5,568	2.6%	2.5%
Title loan fees	4,358	4,280	1.9%	1.9%
Open-end credit fees	37	4,140	0.0%	1.9%
Other fees	2,911	3,502	1.3%	1.6%

Total	$43,506	$56,328	19.5%	25.5%

The increase in automotive sales and interest reflects the addition of two locations during January 2009. The revenues from the open-end credit reflect the introduction of the product in Virginia in late 2008. During late second quarter 2009, we discontinued the open-end product offering in Virginia and re-introduced the payday loan product. The decline in installment loans, check cashing fees and title loan fees reflects a decrease in customer demand for these products.

We believe the overall decline in our core short-term lending revenues during 2009 was primarily due to efforts by our customers to reduce their overall borrowings, likely by using stimulus checks and refundable tax credits received during 2009. We are expecting that 2010 will be a very challenging year for our customers and our branch operations given the current state of the economy and certain changes in payday lending laws. With high unemployment rates, low consumer spending and negative consumer confidence, we anticipate that customer demand will continue to be lower than the prior year. In Arizona, the current payday lending law expires on June 30, 2010. We anticipate offering alternative products through our Arizona branches beginning in July 2010, but we believe our customers will not embrace these products as they have the payday product. In addition, changes in payday lending laws that restrict customer usage become effective during 2010 in South Carolina, Washington and Kentucky. To offset the significant revenue and profitability declines associated with these legislative changes, we have implemented modest price increases in a few states. Further, we plan to begin offering other products in many of our locations, which should provide additional revenue. When evaluated in total, together with anticipated profitability improvements in our buy here, pay here business due to more industry experience and better collections, we expect the net effect of these challenges and opportunities will result in a revenue decline of approximately $10 million to $12 million and a gross profit decline of $7 million to $9 million during 2010 compared to 2009.

In recent years, we have expanded the number of states where we allow customers who could not timely repay their advances to qualify for extended payment plans to include every state where we offer advances. We previously offered extended payment plans in only certain states as required under applicable state law. The ability of a customer to defer payment will likely increase the average duration of a cash advance, which may in turn affect our revenues, loss experience and provision for doubtful accounts.

Branch Expense

Total branch expenses were $141.6 million during 2009 compared to $151.0 million in 2008, a decrease of $9.4 million, or 6.2%. Branch operating costs, exclusive of loan losses, decreased to $94.1 million during 2009 compared to $95.7 million during 2008. The decrease was attributable to a reduction in compensation and occupancy costs, partially offset by higher cost of sales associated with our automotive sales locations. Branch-level salaries and benefits decreased by $2.2 million to $45.8 million in 2009 versus $48.0 million in 2008, due to a decline in field personnel and reduced overtime. The total number of field personnel averaged 1,794 during 2009 compared to 1,905 in the prior year.

Our provision for losses decreased from $55.3 million during 2008 to $47.5 million during 2009. Our loss ratio was 21.5% during 2009 versus 24.8% during 2008. The improvement in the loss ratio from 2008 to 2009 was a result of fewer returned items and a better collection rate on those returns during 2009. Our charge-offs as a percentage of revenue were 38.9% during 2009 compared to 44.8% during 2008. Our collection rate was 49.1% in 2009 versus 46.8% in 2008. During 2009, we received approximately $972,000 from the sale of certain payday loan receivables compared to $624,000 in 2008.

The improvement in 2009 would have been more significant, but was hampered by a higher allowance associated with our open-end credit product in Virginia and our developing automotive sales and finance business. Our historical experience when introducing new products or significantly altering existing products (e.g., due to implementation of customer restrictions due to regulatory changes) shows that our losses are substantially higher during the initial months after launch. The open-end credit product was significantly different from the payday product with respect to timing of payments (monthly versus bi-weekly), interest accumulation (continued accumulation versus a one-time fee) and maximum loan amount ($1,000 versus $500). The transition to this product, and then back to the payday product during second quarter 2009, heightened the collection difficulties during a period where we would already have expected higher losses based on our historical experience. As a result, we recorded a higher allowance for losses with respect to these loans to capture the high likelihood of ultimate non-collection of these receivables.

Our level of allowance with respect to automobile loans at December 31, 2009 is higher than we expect in future years due to our relative inexperience in the buy here, pay here business, as well as the age of our new locations and the generally negative industry and macroeconomic environment. We recorded an allowance for auto loans as of December 31, 2009 at levels we consider sufficient to cover estimated losses on the auto loan portfolio.

Comparable branches totaled $43.1 million in loan losses during 2009 compared to $54.1 million in loan losses during 2008. In our comparable branches, the loss ratio was 21.4% during 2009 down from 25.4% for the same branches during 2008.

With respect to 2010, we believe that our collections experience will be consistent with historical levels, as customers continue to adapt to the current state of the economy. As noted above with respect to introducing new products or transitioning to new laws, we anticipate that our loss ratio will be negatively affected by the legislative changes in South Carolina, Washington, Arizona and Kentucky. We expect improved loss performance in our automotive sales and finance business due to a more stable economy, our increased experience in the business and added expertise in the collections group.

Occupancy costs were $24.0 million during 2009, compared to $25.7 million in 2008, a decrease of $1.7 million. Occupancy costs as a percentage of revenues decreased from 11.5% in 2008 to 10.9% in 2009. This decline reflects, among other things, reduced costs associated with consolidated branches, as well as instances of rent reductions due to the challenges in the broader economy. During 2008, we recorded approximately $145,000 in occupancy costs to reflect lease termination costs and other occupancy related costs in connection with the closure of eight branches, which were consolidated into nearby branches.

Branch Gross Profit

Branch gross profit increased by $7.4 million, or 10.3%, from $71.6 million in 2008 to $79.0 million in 2009. Branch gross margin, which is branch gross profit as a percentage of revenues, increased from 32.2% in 2008 to 35.8% in 2009. The following table summarizes our branch gross profit based on the year that a branch was opened or acquired:

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2008	2009	2008	2009	2008	2009
		(in thousands)
Pre - 1999	33	$11,860	$11,758	47.5%	51.5%	21.2%	17.6%
1999	38	7,396	7,780	37.1%	41.3%	22.7%	18.3%
2000	45	7,534	8,175	35.9%	41.7%	28.1%	22.2%
2001	31	6,013	6,331	41.4%	46.1%	22.8%	18.1%
2002	51	8,774	7,589	40.1%	37.8%	23.9%	24.3%
2003	41	6,542	5,696	39.1%	37.3%	23.0%	23.1%
2004	64	7,559	7,869	35.3%	38.3%	19.7%	17.0%
2005	136	10,444	12,926	24.4%	30.9%	29.0%	22.7%
2006	83	5,792	7,092	24.2%	30.6%	30.0%	24.2%
2007	19	573	1,261	10.2%	21.8%	40.5%	30.5%
2008	12	(111)	779	(7.9)%	25.4%	32.1%	23.1%
2009	3	(7)	(296)		(c)		(c)

Sub-total	556	72,369	76,960	33.8%	37.6%	25.5%	21.4%

Consolidated branches(a)		(619)	(256)
Buy here, pay here		(571)	(253)	(9.3)%	(1.6)%	37.1%	36.5%
Other(b)		391	2,547

Total		$71,570	$78,998	32.2%	35.8%	24.8%	21.5%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Includes the sale of older debt for approximately $972,000 and $624,000 for the years ended December 31, 2009 and 2008, respectively.

(c)	Not meaningful.

The gross margin for comparable branches in 2009 was 37.9% compared to 34.1% in 2008, with the improvement resulting from stronger results in the majority of states, partially offset by reduced gross profit in Virginia as we transitioned to the open-end credit product, and then back to the payday product.

Regional and Corporate Expenses

Regional and corporate expenses increased by $300,000, from $37.8 million during 2008 to $38.1 million during 2009. Together, regional and corporate expenses were approximately 17.0% of revenues in 2008 compared to 17.3% of revenues in 2009. During 2008, we incurred expenses of approximately $1.7 million for ballot initiatives associated with contested states. In Arizona, we joined with other short-term loan companies to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in 2010 and to put into place a series of consumer friendly reforms. In addition, we joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. Exclusive of these 2008 ballot referendum expenses, regional and corporate increased by $2.0 million during 2009. The increase in 2009 is attributable to higher performance-based incentive compensation compared to the prior year, as well as an increase in charitable contributions and expenses related to legal matters, partially offset by reduced governmental affairs and public education expenditures and lower travel, entertainment and general office costs.

Interest and Other Expenses

Net interest expense totaled $3.4 million for the year ended December 31, 2009 compared to net interest expense of $4.4 million in 2008 as a result of lower average debt balances and interest rates throughout 2009.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2009 was 39.0% compared to 42.2% in the prior year. The higher rate in 2008 was due to the non-deductible ballot referendum expenditures in Ohio and Arizona discussed above. We expect our effective tax rate for 2010 to be in the range of 38.0% to 40.0%.

Results of Operations—2008 Compared to 2007

Income from Continuing Operations

For the year ended December 31, 2008, income from continuing operations was $15.0 million compared to $15.9 million in 2007. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $222.6 million in 2008 compared to $207.0 million in 2007, an increase of $15.6 million or 7.5%. The increase in revenues was primarily a result of the growth of the payday loan product in our comparable branches (specifically branches added during 2005 and 2006), growth in the installment loan product and growth from our buy here, pay here operations.

One manner by which we evaluate our branches is revenue growth, with consideration given to the length of time the branch has been open and geographic location. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. The following table provides a summary of our revenues by comparable branches and new branches:

	Year Ended December 31,
	2007	2008
	(in thousands)
Comparable branches	$199,476	$208,255
Branches added in 2007	2,964	5,636
Branches added in 2008		1,410
Other(a)	4,524	7,291

Total	$206,964	$222,592

(a)	represents primarily closed branches in 2007 and buy here, pay here revenues in 2008.

Our revenues from comparable branches increased by $8.8 million, or 4.4%, from $199.5 million in 2007 to $208.3 million in 2008. This increase is primarily attributable to the acceleration of revenues associated with branches opened or acquired in 2005 and 2006.

Revenues from our payday loan product represent our largest source of revenues and were approximately 80.5% of total revenues during 2008. We originated approximately $1.3 billion through payday loans during 2008 compared to $1.2 billion in the prior year. The average payday loan (including fee) totaled $370.31 in 2008 compared to $365.29 in 2007. Average fees received from customers per payday loan increased from $52.90 in 2007 to $53.61 in 2008. Our average fee rate per $100 for 2008 was $16.93 compared to $16.94 in 2007.

Revenues from installment loans, credit service fees, check cashing, title loans, buy here, pay here and other sources totaled $28.7 million and $43.5 million for the years ended December 31, 2007 and 2008, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2007	2008	2007	2008
	(in thousands)		(percentage of revenues)
Installment loan fees	$10,076	$18,198	4.9%	8.2%
Automotive sales and interest	285	6,120	0.1%	2.7%
Credit service fees	5,273	6,202	2.5%	2.8%
Check cashing fees	6,170	5,680	3.0%	2.6%
Title loan fees	4,259	4,358	2.1%	1.9%
Other fees	2,606	2,948	1.3%	1.3%

Total	$28,669	$43,506	13.9%	19.5%

The revenue increase in installment loans reflects the addition of the installment loan product to our Illinois branches beginning in second quarter 2006 and our New Mexico branches beginning in the fourth quarter of 2007. The revenue increase in installment loans for our New Mexico branches was partially offset by a decline in payday loan revenues in New Mexico as we transitioned our customers from the payday loan product to the installment loan product. We began offering installment loans in our New Mexico branches due to new legislation that went into effect in New Mexico during November 2007. The adopted legislation reduced the maximum fee that may be charged to a customer from $20.00 per $100 to $15.50 per $100 borrowed. In addition, the legislation restricts the total number of loans a customer may have and prohibits immediate loan renewals. The increase in revenues from our automotive sales and interest was a result of opening two additional lots during 2008 and reporting full year results for our first lot, which was opened in September 2007. The decline in check cashing fees and title loan fees reflects a decrease in customer demand for these products.

Branch Expense

Total branch expenses were $151.0 million during 2008 compared to $140.4 million in 2007, an increase of $10.6 million, or 7.5%. Branch-level salaries and benefits increased by $2.9 million to $48.0 million in 2008 versus $45.1 million in 2007, due to an increase in field personnel and higher branch-level benefit costs. The total number of field personnel averaged 1,905 for year ended December 31, 2008 compared to 1,866 in the prior year.

Our provision for losses increased from $50.4 million for the year ended December 31, 2007 to $55.3 million for the year ended December 31, 2008. Our loss ratio was 24.8% during 2008 versus 24.3% during 2007. The small increase reflects a more difficult collections environment during 2008. Our charge-offs as a percentage of revenue were 44.8% during 2008 compared to 46.5% during 2007. Our collection rate was 46.8% in 2008 versus 49.2% in 2007. During 2008, we received approximately $624,000 from the sale of certain payday loan receivables compared to $2.1 million in 2007.

Comparable branches totaled $52.4 million in loan losses for 2008 compared to $51.4 million in loan losses during 2007. In our comparable branches, the loss ratio was 25.2% during 2008 down from 25.8% for the same branches during 2007.

Occupancy costs were $25.7 million for both 2008 and 2007. Occupancy costs as a percentage of revenues decreased from 12.4% in 2007 to 11.5% in 2008. During 2007, we recorded approximately $1.6 million in occupancy costs to reflect lease termination costs and other occupancy related costs in connection with the closure of 34 branches (the majority of which were consolidated into nearby branches), the termination of the de novo process on eight branches that never opened and the decision to close our Oregon branches.

Branch Gross Profit

Branch gross profit increased by $5.0 million, or 7.5%, from $66.6 million in 2007 to $71.6 million in 2008. Branch gross margin, which is branch gross profit as a percentage of revenues was 32.2% for both 2008 and 2007. The following table summarizes our branch gross profit by comparable branches and new branches:

	Year Ended December 31,
	2007	2008
	(in thousands)
Comparable branches	$66,825	$71,817
Branches added in 2007	(119)	573
Branches added in 2008		(111)
Other	(100)	(709)

Total	$66,606	$71,570

The gross margin for comparable branches in 2008 was 34.5% compared to 33.5% in 2007, with the improvement resulting from stronger results in the majority of states. The branches added during 2006 reported a gross profit of $5.8 million in 2008, the majority of which was attributable to the 50 branches acquired in December 2006.

Regional and Corporate Expenses

Regional and corporate expenses increased $2.4 million, from $35.4 million for the year ended December 31, 2007 to $37.8 million for the year ended December 31, 2008. Together, regional and corporate expenses were approximately 17.1% of revenues in 2007 compared to 17.0% of revenues in 2008. The higher level of expenses in 2008 is attributable to higher governmental affairs spending associated with contested states. In Arizona, we joined with other short-term loan companies to support a ballot initiative to remove the sunset provision of the existing payday lending law currently scheduled to expire in 2010 and to put into place a series of consumer friendly reforms. In addition, we joined other short-term loan companies in Ohio to support a referendum effort designed to allow citizens a choice in deciding whether to have access to a regulated payday advance product. Both of these ballot initiatives added significantly to our general and administrative expenses, totaling approximately $1.7 million for the year ended December 31, 2008.

Interest and Other Expenses

Net interest expense totaled $4.4 million for the year ended December 31, 2008 compared to net interest expense of $646,000 in 2007. The higher level of interest expense reflects borrowings to fund operations and the special dividend paid to stockholders in December 2007. Other expenses were lower during 2008 compared to 2007 as a result of $2.0 million in losses on the disposal of assets during 2007 related to the closure of branches.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2008 was 42.2% compared to 39.3% in the prior year. The increase is primarily due to certain expenses for governmental affairs discussed above that were not deductible for income tax purposes.

Discontinued Operations

During the year ended December 31, 2009, we closed 32 of our lower performing branches in various states (which included 26 branches reported as discontinued operations and six branches that were consolidated into nearby branches). We recorded approximately $1.5 million in pre-tax charges during the year ended December 31, 2009 associated with the closings reported as discontinued operations. The charges included a $772,000 loss for the disposition of fixed assets, $681,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $10,000 for other costs.

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

The operations from the 26 branches closed during 2009 that were not consolidated into nearby branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations. The Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Total revenues	$6,620	$6,209	$1,133
Provision for losses	4,077	3,610	668
Other branch expenses	4,595	4,385	1,596

Branch gross loss	(2,052)	(1,786)	(1,131)
Other, net	(24)	(586)	(775)

Loss before income taxes	(2,076)	(2,372)	(1,906)
Benefit from income taxes	820	937	753

Loss from discontinued operations	$(1,256)	$(1,435)	$(1,153)

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Cash flows provided by (used for):
Operating activities	$20,603	$19,061	$28,692
Investing activities	(6,826)	(4,619)	(5,675)
Financing activities	(13,078)	(21,273)	(19,180)

Net increase (decrease) in cash and cash equivalents	699	(6,831)	3,837

Cash and cash equivalents, beginning of year	23,446	24,145	17,314

Cash and cash equivalents, end of year	$24,145	$17,314	$21,151

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

Recently, the capital and credit markets have become volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions. At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, anticipated dividends to our stockholders, and anticipated share repurchases for the foreseeable future.

In accordance with generally accepted accounting principles (GAAP), amounts drawn on our revolving credit facility are shown as debt due within one year. Under the terms of our credit agreement, however, our revolving credit facility does not mature until December 2012, and no amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as we are in compliance with our financial and other covenants in the credit facility, we do not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

Net cash provided by operating activities was $20.6 million in 2007, $19.1 million in 2008 and $28.7 million in 2009. The increase in operating cash flows from 2008 to 2009 is primarily attributable to higher net income in 2009 and changes in working capital items, which can vary from year to year based on the timing of cash receipts and cash payments. The decrease in operating cash flows from 2007 to 2008 is primarily attributable to higher net income in 2007, plus certain non-cash charges associated with the branch closings during 2007.

Net cash used by investing activities for the year ended December 31, 2009 was $5.7 million, which consisted of approximately $4.2 million for the acquisition of two buy here, pay here locations in Missouri and $1.6 million for capital expenditures. The capital expenditures primarily included $776,000 for renovations to existing and acquired branches and $470,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the year ended December 31, 2008 was $4.6 million, which consisted of approximately $4.4 million for net capital expenditures and approximately $205,000 for acquisition costs. The capital expenditures included $1.6 million for the purchase of an auto sales facility, which included three buildings and approximately 1.6 acres of land, $633,000 to open 12 de novo branches in 2008, $1.5 million for renovations to existing and acquired branches, $396,000 for technology and other furnishings at the corporate office and $409,000 for other expenditures. Net cash used by investing activities for the year ended December 31, 2007, was $6.8 million, which primarily consisted of approximately $3.3 million for capital expenditures and approximately $3.6 million in acquisition costs. The capital expenditures included $482,000 to open de novo branches in 2007, $1.3 million for renovations to existing and acquired branches, $985,000 for technology and other furnishings at the corporate office, and approximately $544,000 for other expenditures.

Net cash used by financing activities was $13.1 million in 2007, $21.3 million in 2008 and $19.2 million in 2009. The use of cash for financing activities in 2009 primarily consisted of $32.0 million in repayments of indebtedness under the credit facility, $8.4 million in repayments on the term loan, $5.4 million in dividend payments to stockholders and $1.3 million for the repurchase of 237,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $27.8 million under the credit facility. The use of cash for financing activities in 2008 consisted of $29.8 million in repayments of indebtedness under the credit facility, $4.0 million in repayments on the term loan, $5.3 million of dividend payments to stockholders and $12.5 million for the repurchase of 1.6 million shares of common stock. These items were partially offset by proceeds received from borrowing $30.1 million under the credit facility. The use of cash for financing activities in 2007 primarily consisted of dividend payments to stockholders totaling $56.4 million (including the special dividend of $2.50 per share in December 2007), repayments of indebtedness under our credit facility totaling $31.8 million and share repurchases of approximately 1.3 million shares of our common stock for $18.2 million. These items were partially offset by proceeds received from borrowings totaling $50.0 million under a term loan

(to fund the special dividend) and $40.0 million under our credit facility. The proceeds from the credit facility were used to fund operations during 2007. In addition, we also received $1.4 million in proceeds from the exercise of stock options by employees.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2007, 2008 and 2009, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. As noted above, we entered into an amended and restated credit agreement with a syndicate of banks on December 7, 2007, which provides for a term loan of $50 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $45 million. The amended credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization, non-cash equity charges and non-cash gains or losses on disposals of fixed assets), fixed charges, leverage, total indebtedness, current assets to consolidated indebtedness and maximum loss ratio. Our obligations under the amended credit agreement are guaranteed by all of our operating subsidiaries, and are secured by liens on substantially all of our personal property and the personal property of our operating subsidiaries. The lenders may accelerate our obligations under the amended credit agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The credit facility matures on December 6, 2012. In addition to scheduled repayments, the term loan contains mandatory prepayment provisions whereby we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. We have determined that a mandatory excess cash flow prepayment on our term loan (based on 2009 operating results) of $3.9 million is due by April 30, 2010.

Borrowings under the credit agreement are available based on two types of loans, base rate loans or LIBOR rate loans. Base rate loans bear interest at the higher of the prime rate or the federal funds rate plus one-half of one percent (0.50%). LIBOR rate loans bear interest at rates based on the LIBOR rate for the applicable loan period. The loan period for a LIBOR rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility has a grid that adjusts the borrowing rates for both base rate loans and LIBOR rate loans based upon our leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon our leverage ratio. The credit facility improves our flexibility with respect to managing working capital, growth and investment needs. As of December 31, 2009, the maximum amount available under the revolving credit facility for future borrowings was $24.5 million.

On March 7, 2008, we entered into an amendment of our credit agreement, which modified the interest margin on the loans based on various leverage ratios, amended certain definitions and financial covenants and added a covenant regarding the minimum ratio of consolidated current assets to total consolidated debt. The amendment also reduced the accordion feature of the credit agreement to $25 million from $50 million. As a result, the maximum borrowings under the amended credit facility may be increased by $25 million pursuant to bank approval in accordance with the terms set forth in the credit facility.

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2010. Expected short-term uses of cash include funding of any increases in payday loans, debt repayments (including the mandatory prepayment discussed above), interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. On February 2, 2010, our board of directors declared a regular quarterly dividend of $0.05 per common share and a special dividend of $0.10 per common share. The dividends are payable March 8, 2010, to stockholders of record as of February 22, 2010. The total amount of the dividends paid was approximately $2.7 million.

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

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2009. The future capital requirements include indebtedness and payments required for the initial non-cancelable term of our operating leases, as well as any payments for periods of expected renewals provided for in a lease that we consider to be reasonably assured of exercising.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$29,656	$12,554	$13,663	$3,279	$160
Reasonably assured renewals of operating leases	64,029	1,647	12,713	18,408	31,261
Revolving credit facility	20,500	20,500
Interest on long-term debt(a)	4,522	1,948	2,574
Long-term debt(b)	37,607	9,900	27,707

Total	$156,314	$46,549	$56,657	$21,687	$31,421

(a)	Represents estimated interest payments to be made on our long-term debt. All interest payments assume that principal payments are made as originally scheduled and the interest payments are estimated based on the current interest rates.

(b)	With respect to the amount due in 2010 for the long-term debt, the $9.9 million includes a mandatory prepayment of $3.9 million. Future payments for 2011 and 2012 do not include estimates for mandatory prepayments.

While the borrowings on our revolving credit facility are classified as short-term obligations on our consolidated balance sheet, the credit facility, by its terms, does not mature until December 6, 2012.

In addition to scheduled debt repayments, our term loan contains mandatory prepayment provisions whereby we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. As a result, additional debt payments are likely to be required in each of the remaining years of the term loan.

In February 2005, we entered into a seven-year lease agreement to relocate our corporate headquarters to office space in Overland Park, Kansas. We moved into the new location in the second quarter of 2005. Rent expense associated with the lease is approximately $675,000 per year.

As part of our business strategy, we intend to open de novo branches and consider acquisitions in existing and new markets. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund this level of branch growth, assuming no material acquisitions in 2010.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 35 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of December 31, 2009, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk

Branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 13%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2009. Branches located in the states of Missouri, California, Arizona, Illinois, South Carolina and Kansas represented approximately 29%, 12%, 11%, 6%, 6% and 6%, respectively, of total branch gross profit for the year ended December 31, 2009. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law and South Carolina law became effective January 1, 2010. Each of these changes will adversely affect revenues and profitability in our branches as we expect the net impact of these challenges (after being partially offset by modest price increases in certain states, the addition of new products in other states and improved buy here, pay here operations) to reduce revenues by $10 million to $12 million and to reduce gross profit by $7 million to $9 million during 2010 compared to 2009.

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

Impact of Recent Accounting Pronouncements

In 2009, the FASB issued guidance establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued three staff positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The first staff position clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The second staff position established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The third staff position expanded the fair value disclosures required for all financial instruments within the scope of previous issued guidance on the disclosures about fair value of financial instruments, to interim periods. All of these staff positions were adopted on April 1, 2009 and the adoption of each of these staff positions did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events, which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The guidance requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements. We adopted this guidance on June 30, 2009 and the adoption did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued guidance that requires unvested share-based payment awards with rights to receive non-forfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. In the last few years, we have issued restricted stock to employees and independent directors, which included non-forfeitable rights to dividends. We adopted this guidance on January 1, 2009. As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this guidance.

In December 2007, the FASB issued new guidance related to business combinations, which we adopted effective January 1, 2009. The guidance broadened the applicability of previous guidance on business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. In addition, the guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The guidance also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Payday loans are originated at all of our branches, except branches in Texas. For our locations in Texas, we began operating as a credit service organization (CSO), through one of our subsidiaries, in September 2005. As a CSO, we act as a credit service organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan. We are not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in our loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2008 and December 31, 2009, consumers had total loans outstanding with the lender of approximately $3.6 million and $2.7 million, respectively. The decline in loans outstanding was due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of December 31, 2009. The following tables summarize the activity in the liability for CSO loan losses during the years ended December 31, 2008 and 2009:

	Year Ended December 31,
	2008	2009
	(in thousands)
Beginning balance	$160	$180
Charge-offs	(4,993)	(3,272)
Recoveries	1,180	837
Provision for losses	3,833	2,355

Ending Balance	$180	$100

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2009, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

To the extent we have any, we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represents largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

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

On March 31, 2008, we executed an interest rate swap agreement. The swap agreement is designated as a cash flow hedge, and changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, we pay a fixed interest rate of 3.43% and receive interest at a rate equal to the three-month LIBOR as of the last day of each calendar quarter. As of December 31, 2009, approximately $37 million (representing the unpaid principal of the term loan) is subject to the interest rate swap agreement.

We are exposed to interest rate risk on our revolving credit facility, which had a balance of $20.5 million as of December 31, 2009. The weighted average interest rate on our revolving credit facility during 2009 was approximately 2.81%. If prevailing interest rates were to increase 1% over the rates as of December 31, 2009, and the borrowings remained constant, our interest expense would have increased by $205,000 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in their report on page 67 of this report.

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

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 65 to 100 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/S/ DON EARLY
Don Early Chairman of the Board and Chief Executive Officer

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 12, 2010.

/S/ RICHARD B. CHALKER Richard B. Chalker Director	/S/ DON EARLY Don Early Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ GERALD F. LAMBERTI Gerald F. Lamberti Director	/S/ MARY LOU EARLY Mary Lou Early Vice Chairman, Secretary and Director

/S/ FRANCIS P. LEMERY Francis P. Lemery Director	/S/ DARRIN J. ANDERSEN Darrin J. Andersen President and Chief Operating Officer

/S/ MARY V. POWELL Mary V. Powell Director	/S/ DOUGLAS E. NICKERSON Douglas E. Nickerson Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JACK L. SUTHERLAND Jack L. Sutherland Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/S/    GRANT THORNTON LLP

Kansas City, Missouri

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QC Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, QC Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements.

/S/    GRANT THORNTON LLP

Kansas City, Missouri

March 12, 2010

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,314	$21,151
Loans, interest and fees receivable, less allowance for losses of $6,648 at December 31, 2008 and $10,803 at December 31, 2009	73,711	74,973
Deferred income taxes	2,128	4,419
Prepaid expenses and other current assets	4,357	5,764

Total current assets	97,510	106,307
Property and equipment, net	23,664	18,286
Goodwill	16,144	16,491
Deferred income taxes	85	1,057
Other assets, net	5,639	5,945

Total assets	$143,042	$148,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298	$162
Accrued expenses and other liabilities	5,017	5,075
Accrued compensation and benefits	7,258	9,210
Deferred revenue	4,802	5,077
Income taxes payable	1,112
Revolving credit facility	24,750	20,500
Current portion of long-term debt	8,393	9,900

Total current liabilities	51,630	49,924
Long-term debt	37,607	27,707
Other non-current liabilities	4,386	4,905

Total liabilities	93,623	82,536

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,451,721 outstanding at December 31, 2008 20,700,250 shares issued and 17,414,116 outstanding at December 31, 2009	207	207
Additional paid-in capital	67,347	67,879
Retained earnings	17,737	32,182
Treasury stock, at cost	(34,782)	(33,981)
Other comprehensive income (loss)	(1,090)	(737)

Total stockholders’ equity	49,419	65,550

Total liabilities and stockholders’ equity	$143,042	$148,086

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009
Revenues
Payday loan fees	$178,295	$179,086	$164,288
Other	28,669	43,506	56,328

Total revenues	206,964	222,592	220,616

Branch expenses
Salaries and benefits	45,098	48,009	45,754
Provision for losses	50,363	55,303	47,541
Occupancy	25,673	25,687	23,988
Depreciation and amortization	4,519	4,269	4,158
Other	14,705	17,754	20,177

Total branch expenses	140,358	151,022	141,618

Branch gross profit	66,606	71,570	78,998
Regional expenses	12,614	13,075	13,584
Corporate expenses	22,813	24,738	24,513
Depreciation and amortization	2,399	2,931	2,969
Interest expense, net	646	4,386	3,366
Other expense, net	1,998	448	193

Income from continuing operations before income taxes	26,136	25,992	34,373
Provision for income taxes	10,278	10,978	13,391

Income from continuing operations	15,858	15,014	20,982
Loss from discontinued operations, net of income tax	(1,256)	(1,435)	(1,153)

Net income	$14,602	$13,579	$19,829

Weighted average number of common shares outstanding:
Basic	19,283	17,877	17,437
Diluted	19,578	17,983	17,580

Earnings (loss) per share:
Basic
Continuing operations	$0.82	$0.83	$1.17
Discontinued operations	(0.06)	(0.07)	(0.07)

Net Income	$0.76	$0.76	$1.10

Diluted
Continuing operations	$0.81	$0.82	$1.17
Discontinued operations	(0.06)	(0.07)	(0.07)

Net Income	$0.75	$0.75	$1.10

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2008 and 2009

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2006	19,501	$207	$70,227	$49,284	$(14,930)	$—	$104,788
Comprehensive income:
Net income				14,602
Total comprehensive income							14,602
Common stock repurchases	(1,344)				(18,213)		(18,213)
Dividends to stockholders				(54,384)			(54,384)
Issuance of restricted stock awards	37		(473)		473		—
Stock-based compensation expense			2,139				2,139
Stock option exercises	593		(6,333)		7,741		1,408
Tax impact of stock-based compensation			1,886				1,886

Balance, December 31, 2007	18,787	207	67,446	9,502	(24,929)	—	52,226
Comprehensive income:
Net income				13,579
Unrealized loss on derivative instrument, net of deferred taxes of $666						(1,090)
Total comprehensive income							12,489
Common stock repurchases	(1,563)				(12,547)		(12,547)
Dividends to stockholders				(5,344)			(5,344)
Issuance of restricted stock awards	105		(1,339)		1,339		—
Stock-based compensation expense			2,227				2,227
Stock option exercises	123		(1,126)		1,355		229
Tax impact of stock-based compensation			139				139

Balance, December 31, 2008	17,452	207	67,347	17,737	(34,782)	(1,090)	49,419
Comprehensive income:
Net income				19,829
Unrealized gain on derivative instrument, net of deferred taxes of $216						353
Total comprehensive income							20,182
Common stock repurchases	(237)				(1,299)		(1,299)
Dividends to stockholders				(5,384)			(5,384)
Issuance of restricted stock awards	124		(1,313)		1,313		—
Stock-based compensation expense			2,595				2,595
Stock option exercises	75		(641)		787		146
Tax impact of stock-based compensation			(109)				(109)

Balance, December 31, 2009	17,414	$207	$67,879	$32,182	$(33,981)	$(737)	$65,550

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$14,602	$13,579	$19,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,202	7,420	7,170
Provision for losses	54,440	58,913	48,209
Deferred income taxes	(2,353)	(3,303)	(3,666)
Loss on disposal of property and equipment	2,079	1,002	965
Stock-based compensation	2,139	2,227	2,595
Stock option income tax benefits	(1,886)	(139)
Changes in operating assets and liabilities:
Loans receivable, net	(59,971)	(59,650)	(46,729)
Prepaid expenses and other assets	(251)	(1,067)	(347)
Other assets	(2,413)	(78)	(1,121)
Accounts payable	412	(1,023)	(136)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	2,522	(854)	2,854
Income taxes	1,940	439	(1,453)
Other non-current liabilities	2,141	1,595	522

Net operating	20,603	19,061	28,692

Cash flows from investing activities:
Purchase of property and equipment	(3,259)	(4,459)	(1,562)
Proceeds from sale of property and equipment	74	45	49
Acquisition costs, net of cash acquired	(3,641)	(205)	(4,162)

Net investing	(6,826)	(4,619)	(5,675)

Cash flows from financing activities:
Borrowings under credit facility	40,000	30,050	27,750
Payments on credit facility	(31,800)	(29,800)	(32,000)
Proceeds from long-term debt	50,000
Repayments of long-term debt		(4,000)	(8,393)
Dividends to stockholders	(56,359)	(5,344)	(5,384)
Repurchase of common stock	(18,213)	(12,547)	(1,299)
Exercise of stock options	1,408	229	146
Excess tax benefits from stock-based payment arrangements	1,886	139

Net financing	(13,078)	(21,273)	(19,180)

Cash and cash equivalents:
Net increase (decrease)	699	(6,831)	3,837
At beginning of year	23,446	24,145	17,314

At end of year	$24,145	$17,314	$21,151

Supplementary schedule of cash flow information:
Cash paid during the year for
Income taxes	$9,873	$13,028	$17,804
Interest	815	4,592	3,403

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2009, the Company operated 556 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

During 2009, the Company closed 32 of its lower performing branches in various states (which included six branches that were consolidated into nearby branches). The Company recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings. See additional information in Notes 5 and 6.

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. In accordance with generally accepted accounting principles (GAAP), the Company recorded approximately $943,000 in pre-tax charges during 2008 associated with these closings. See additional information in Notes 5 and 6.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center in Kansas to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of December 31, 2009, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during year ended December 31, 2009 was approximately $8,800 and the average term of the loan was 31 months.

In July 2007, a new law went into effect in Oregon that caps the interest rate that may be charged on a payday loan to 36% per annum, which is equivalent to approximately $1.38 per $100 borrowed. As a result of the new regulation, the Company closed its eight branches in Oregon during the third quarter 2007. In addition, the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company closed 34 of its lower performing branches in various states during 2007 (the majority of which were consolidated into nearby branches) and the Company terminated the de novo process on eight branches that never opened. The Company recorded approximately $3.7 million in pre-tax charges for the year ended December 31, 2007, as a result of these closings. See additional information in Notes 5 and 6.

Beginning in second quarter 2006, the Company began offering an installment loan product to customers in its Illinois branches. In September 2007, the Company began to offer installment loans to its customers in its New Mexico branches. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Currently, the maximum amount that the Company has advanced under an installment loan is $2,100. The average principal amount for installment loans originated during 2007, 2008 and 2009 was approximately $525, $514 and $502, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Statements of Income, all amounts associated with the branches closed during 2009 have been reclassified to separately present continuing and discontinued operations.

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

The Company recognizes revenue on the sale of automobiles at the time the vehicle is delivered to the customer and title has passed. In cases where the Company finances the vehicles, the Company originates an installment sale contract and uses the simple interest method to recognize interest.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Installment loan fees	$10,076	$18,198	$16,800
Automotive sales and interest	285	6,120	15,260
Credit service fees	5,273	6,202	6,778
Check cashing fees	6,170	5,680	5,568
Title loan fees	4,259	4,358	4,280
Open-end credit fees(a)		37	4,140
Other fees	2,606	2,911	3,502

Total	$28,669	$43,506	$56,328

(a)	The Company offered an open-end credit product in its Virginia locations from late 2008 to mid-2009, at which point the Company ceased offering the open-end credit product and returned to offering only the payday loan product in Virginia.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2008 and 2009.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2008 and 2009, the Company had inventory of used vehicles totaling $1.4 million and $1.7 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2008 and 2009.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2007	2008	2009
Average amount of cash provided to customer	$312.39	$316.70	$314.16
Average fee received by the Company	$52.90	$53.61	$53.70
Average term of loan (days)	16	16	16

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. During the years ended December 31, 2007, 2008 and 2009, the Company received approximately

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.1 million, $624,000 and $972,000, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2008 and 2009, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2008, the Company recorded a qualitative adjustment to increase the allowance for installment loans by $356,000, as a result of its review of these factors. As of December 31, 2009, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product and the difficulty in collecting on receivable balances, the Company has recorded an allowance equal to the balance of open-end credit receivables as of December 31, 2009.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance calculation for auto loans is based upon the Company’s review of industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans at December 31, 2009 is higher than levels expected in future years due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. The Company recorded an allowance for auto loans as of December 31, 2008 and 2009 at levels it considers sufficient to cover estimated losses on the auto loan portfolio.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

The following tables summarize the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2007	2008	2009
Allowance for loan losses
Balance, beginning of year	$2,982	$4,442	$6,648
Charge-offs	(96,837)	(100,072)	(83,577)
Recoveries	47,489	47,249	41,879
Provision for losses	50,808	55,029	45,853

Balance, end of year	$4,442	$6,648	$10,803

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 11 for additional information) and excludes loss activity related to discontinued operations (see note 6 for additional information).

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

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software configuration costs and costs of upgrades and enhancements. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Internal costs capitalized were immaterial for the years ended December 31, 2007, 2008 and 2009.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $5.2 million, $6.3 million and $2.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identified intangible assets of acquired branches using purchase accounting. Intangible assets, which are included in other assets, consist of customer relationships, non-compete agreements, trade names, debt issuance costs and other assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The approach for the review of goodwill has two steps: the first being to identify a potential impairment and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested annually using a one-step approach that compares the fair value to the carrying amount of the asset. No goodwill impairment was recognized during 2008 and 2009 as the computed fair value amount of the reporting unit was significantly in excess of its carrying amount.

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

Earnings per Share. The Company computes basic and diluted earnings per share using a two-class method because the Company has participating securities in the form of unvested share-based payment awards with rights to receive non-forfeitable dividends (see Note 3). Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. See additional information in Note 14.

Comprehensive Income. The Company’s comprehensive income is presented in the Consolidated Statement of Changes in Stockholders’ Equity and consists of net income and unrealized gains (losses) on an interest rate swap agreement, net of deferred income taxes.

Stock-Based Compensation. The Company recognizes in its financial statements compensation cost relating to share-based payment transactions. The stock-based compensation expense is recognized as expense over the vesting period. See additional information in Note 15.

Income Taxes. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities.

The Company adopted new income tax guidance pertaining to uncertain tax positions issued by the Financial Accounting Standards Board (FASB) on January 1, 2007. This guidance was issued to clarify what criteria must be met prior to recognition of the financial statement benefit of a position taken or expected to be taken in a tax return. The provisions of this guidance apply broadly to all tax positions taken by a company, including decisions to not report income in a tax return or to classify a transaction as tax exempt. The prescribed approach is determined through a two-step benefit recognition model. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. See additional information in Note 12.

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 3.2 million and 3.3 million shares of common stock held in treasury at December 31, 2008 and 2009, respectively.

Fair Value of Financial Instruments. The Company discloses financial instruments in its financial statements at fair value, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 9). The balance on the term loan was $37.6 million as of December 31, 2009. As of December 31, 2009, the fair value of the five-year term loan was approximately $35.2 million.

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

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement has been designated as a cash flow hedge and changes the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. The swap is considered highly effective and as a result, there will be de minimus income statement variability associated with interest payments while the swap is in effect. Gains or losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings as interest expense to offset the impact of the hedged items when they occur. If it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized into earnings. As of December 31, 2008 and 2009, the estimated fair value of the interest rate swap was a net liability of $1.8 million and $1.2 million, respectively, and was included in accrued expenses and other liabilities in the consolidated balance sheets.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ACCOUNTING DEVELOPMENTS

In 2009, the FASB issued guidance establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2009, the FASB issued three staff positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The first staff position clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The second staff position established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. The third staff position expanded the fair value disclosures required for all financial instruments within the scope of previous issued guidance on the disclosures about fair value of financial instruments, to interim periods. All of these staff positions were adopted on April 1, 2009 and the adoption of each of these staff positions did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events, which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The guidance requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements. The Company adopted this guidance on June 30, 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance that requires unvested share-based payment awards with rights to receive non-forfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. In the last few years, the Company has issued restricted stock to employees and independent directors, which contain non-forfeitable rights to dividends. The Company adopted this guidance on January 1, 2009. As required upon adoption, the Company retrospectively adjusted prior period earnings per share data to conform to the provisions of this guidance. See Note 14 for additional information.

In December 2007, the FASB issued new guidance related to business combinations, which the Company adopted effective January 1, 2009. The guidance broadened the applicability of previous guidance on business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. In addition, the guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The guidance also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated guidance related to business combinations to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 4—FAIR VALUE MEASUREMENTS

In February 2008, the FASB issued updated guidance related to fair value measurements. The updated guidance provided a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the guidance for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial statements.

Fair Value Hierarchy Tables. The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents fair value measurements as of December 31, 2009 (in thousands):

	Fair Value Measurements			Liability at fair value
	Level 1	Level 2	Level 3
Interest rate swap agreement	$—	$1,187	$—	$1,187

Total	$—	$1,187	$—	$1,187

As of December 31, 2009, the fair value of the interest rate swap agreement was a liability of $1.2 million. For the year ended December 31, 2009, the Company recorded unrealized gain of $569,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Notes 9 and 10.

NOTE 5—SIGNIFICANT BUSINESS TRANSACTIONS

Closure of Branches. During year ended December 31, 2009, the Company closed 32 of its lower performing branches in various states (which included six branches that were consolidated into nearby branches). The Company recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings. The charges included an $897,000 loss for the disposition of fixed assets, $739,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $14,000 for other costs.

During third quarter 2008, the Company closed 13 of its 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that effectively precludes payday loans. The Company recorded

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $943,000 in pre-tax charges during the year ended December 31, 2008 associated with these closings. The charges included a $554,000 loss for the disposition of fixed assets, $342,000 for lease terminations and other related occupancy costs, $40,000 in severance and benefit costs and $7,000 for other costs.

In 2008, the Company also closed eight of its lower performing branches by consolidating those branches into nearby branches. The Company recorded approximately $428,000 in pre-tax charges during the year ended December 31, 2008 associated with these closings. The charges included a $278,000 loss for the disposition of fixed assets, $145,000 for lease terminations and other related occupancy costs and $5,000 for other costs.

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

Note that with respect to the branch closings in each of 2008 and 2009, a significant portion of the operations and closing costs are included as discontinued operations (see Note 6). When ceasing operations in Company branches under operating leases, the Company incurs certain lease contract termination costs. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of December 31, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Reductions	Balance at December 31, 2009
Lease and related occupancy costs(a)	$318	$948	$(967)	$299
Severance		15	(15)
Other		14	(14)

Total	$318	$977	$(996)	$299

(a)	The additions include charges of $209,000 during 2009 to increase the lease liabilities for branches that were closed prior to January 1, 2009 and not included in discontinued operations. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of December 31, 2009, the balance of $299,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special dividend. In December 2007, the Company completed a $95 million recapitalization of its balance sheet designed to return immediate value to its stockholders. Concurrent with the recapitalization of the balance sheet, the Company’s board of directors approved a $2.50 per share special cash dividend that was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007. The Company utilized the $50 million term loan to fund the special cash dividend and related transaction costs.

Acquisitions. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million, which included loans receivable of approximately $2.7 million and inventory of $642,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net tangible assets acquired totaled $765,000. Of this amount, the Company recorded $347,000 to goodwill, $141,000 to customer relationships, $183,000 to non-compete agreements and $94,000 to trade name. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2009.

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

On September 24, 2007, QC Auto Services, Inc. purchased certain assets from an automobile retailer and related finance company focused exclusively on the buy here, pay here segment of the used vehicle market. The purchase price was $375,000, which included net book value of depreciable assets of $50,000. The Company used the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired totaled $325,000, which was allocated to goodwill. The purchase price allocation with respect to this acquisition has been completed. The pro forma results of operations have not been presented because the results of operations for the Company would not have been materially different from those reported for the year ended December 31, 2007.

NOTE 6—DISCONTINUED OPERATIONS

As noted above, the closure of branches during 2009 included 26 branches that were not consolidated into nearby branches. These branches and the Ohio branches that closed during third quarter 2008 are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2007	2008	2009
Total revenues	$6,620	$6,209	$1,133
Provision for losses	4,077	3,610	668
Other branch expenses	4,595	4,385	1,596

Branch gross loss	(2,052)	(1,786)	(1,131)
Other, net	(24)	(586)	(775)

Loss before income taxes	(2,076)	(2,372)	(1,906)
Benefit from income taxes	820	937	753

Loss from discontinued operations	$(1,256)	$(1,435)	$(1,153)

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2009
Buildings	$3,824	$3,497
Leasehold improvements	20,923	20,701
Furniture and equipment	23,801	23,535
Land	512	512
Vehicles	939	960

	49,999	49,205
Less: Accumulated depreciation and amortization	(26,335)	(30,919)

Total	$23,664	$18,286

In August 2008, the Company purchased an auto sales facility in Overland Park, Kansas for approximately $1.6 million. The facility included three buildings and parking spaces on approximately 1.6 acres of land. During October 2008, the Company opened its third buy here, pay here location at this site.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2008, the balance of the deferred liability was approximately $464,000, which consisted of $325,000 classified as a non-current liability. As of December 31, 2009, the balance of the deferred liability was approximately $325,000, which consisted of $186,000 classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $5.9 million, $6.1 million and $5.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 (in thousands):

	December 31,
	2008	2009
Balance at beginning of year	$16,081	$16,144
Acquisitions	63	347

Balance at end of year	$16,144	$16,491

The Company completed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2008 and 2009.

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,
	2008	2009
Amortized intangible assets:
Customer lists	$2,327	$2,478
Non-compete agreements	918	1,104
Trade names		94
Debt issue costs	1,591	1,591
Other	15	15

	4,851	5,282
Non-amortized intangible assets:
Trade names	600	600

Gross carrying amount	5,451	5,882
Less: Accumulated amortization	(1,934)	(3,179)

Net intangible assets	$3,517	$2,703

Intangible assets at December 31, 2009 primarily included customer lists, non-compete agreements, trade names and debt issue costs. Customer lists are amortized using the straight-line method over the useful lives ranging from 4 to 15 years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names is typically considered an indefinite life intangible and is not subject to amortization, but is reviewed annually for impairment or if factors indicate. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the straight-line method, which approximates the effective interest method. Amortization expense for the years ended December 31, 2007, 2008 and 2009 was $1.0 million, $1.1 million and $1.2 million, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2009 is estimated to be $1.1 million for 2010, $588,000 for 2011, $373,000 for 2012, $28,000 for 2013 and $1,000 for 2014.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INDEBTEDNESS

The following table summarizes long-term debt at December 31, 2008 and 2009 (in thousands):

	December 31,
	2008	2009
Term loan	$46,000	$37,607
Revolving credit facility	24,750	20,500

Total debt	70,750	58,107
Less: debt due within one year	(33,143)	30,400

Long-term debt	$37,607	$27,707

On December 7, 2007, the Company entered into an amended and restated credit agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the amended credit facility may be increased by $25 million pursuant to bank approval in accordance with the terms set forth in the credit facility. For the year ended December 31, 2009, the weighted average interest rate on the credit facility was 2.81%.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of December 31, 2009, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. For the year ended December 31, 2009, the Company paid $8.4 million on the term loan, which included $2.7 million required under the mandatory prepayment provisions, $5.0 million scheduled payment and an additional voluntary prepayment of $725,000 to reduce the balance of the term loan. As of December 31, 2009, the Company completed the mandatory prepayment calculation and determined that a prepayment of approximately $3.9 million will be due on the term note by April 30, 2010.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future principal payments of indebtedness at December 31, 2009 (in thousands):

December 31, 2009
2010(a)	$30,400
2011	7,000
2012	20,707

Total	$58,107

(a)	Includes mandatory prepayment of $3.9 million. Future payments for 2011 and 2012 do not include estimates for mandatory prepayments.

The Company entered into an interest rate swap agreement during first quarter 2008 as discussed more fully in Note 10.

NOTE 10—DERIVATIVES

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge for interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of December 31, 2009, approximately $37 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the year ended December 31, 2009. The Company expects approximately $1.0 million of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheet of all derivatives held by the Company as of December 31, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value
Liabilities:
Interest rate swap	Accrued expenses and other liabilities	$1,187

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the year ended December 31, 2009:

Derivatives Designated as Hedging Instruments	Gain (Loss) Recognized in OCI
Cash flow hedges:
Loss recognized in other comprehensive income	$(479)
Amount reclassified from accumulated other comprehensive income to interest expense	1,048

Total	$569

NOTE 11—CREDIT SERVICES ORGANIZATION

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2008 and December 31, 2009, the consumers had total loans outstanding with the lender of approximately $3.6 million and $2.7 million, respectively. The decline in loans outstanding was due to the closure of 11 branches in Texas during first quarter 2009. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $180,000 as of December 31, 2008 and $100,000 as of December 31, 2009. The following tables summarize the activity in the CSO liability (in thousands):

	Year Ended December 31,
	2007	2008	2009
CSO liability
Balance, beginning of year	$100	$160	$180
Charge-offs	(4,605)	(4,993)	(3,272)
Recoveries	1,033	1,180	837
Provision for losses	3,632	3,833	2,355

Balance, end of year	$160	$180	$100

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$11,298	$12,777	$15,297
State	1,537	1,756	1,979

Total Current	12,835	14,533	17,276

Deferred:
Federal	(2,197)	(3,133)	(3,424)
State	(360)	(422)	(461)

Total Deferred	(2,557)	(3,555)	(3,885)

Total provision for income taxes	$10,278	$10,978	$13,391

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2008	2009
Deferred tax assets related to:
Allowance for loan losses	$7,504	$7,773
Accrued rent	1,500	1,452
Accrued vacation	510	533
Stock-based compensation	1,377	1,940
Unrealized loss on derivatives	666	450
Unused state tax credits	421	421
Deferred compensation	414	690
Other	781	748

Total gross deferred tax assets	13,173	14,007
Less: valuation allowance	(421)	(421)

Net deferred tax assets	12,752	13,586

Deferred tax liabilities related to:
Property and equipment	(1,926)	(1,229)
Loans receivable, tax value	(7,094)	(5,105)
Goodwill	(1,190)	(1,376)
Prepaid assets	(329)	(400)

Gross deferred tax liabilities	(10,539)	(8,110)

Net deferred tax asset	$2,213	$5,476

The Company has state tax credit carry-forwards of approximately $647,000 as of December 31, 2008 and December 31, 2009. The deferred tax asset, net of federal tax effect, relating to the carry-forwards is approximately $421,000 as of December 31, 2008 and December 31, 2009. The Company’s ability to utilize a significant portion of the state tax credit carry-forwards is dependent on its ability to meet certain criteria imposed by the state not only for the year in which the credit is generated, but also for all subsequent years in

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which any portion of the credit is utilized. In addition, the credits can only be utilized against the tax liabilities of specific subsidiaries in those states. The Company is in the process of obtaining certification for the utilization of a portion of these credits for the 2008 and 2009 tax years in a particular jurisdiction. Until such certification is received, management believes that it is not more likely than not that the benefit of these credits will be realized and, accordingly, a valuation allowance in the amount of $421,000 has been established at December 31, 2008 and December 31, 2009.

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Income tax expense using the statutory federal rate in effect	$9,148	$9,097	$12,031
Tax effect of:
State and local income taxes, net of federal benefit	766	872	987
Ballot initiatives		597
Other	364	412	373

Total provision for income taxes	$10,278	$10,978	$13,391

Effective tax rate	39.3%	42.2%	39.0%
Statutory federal tax rate	35.0%	35.0%	35.0%

The effective income tax rate for the year ended December 31, 2009 was 39.0% compared to 42.2% in the prior year. The decrease is primarily related to a reduction in certain expenses for governmental affairs that are not deductible for income tax purposes.

Uncertain Tax Positions. A summary of the total amount of unrecognized tax benefits for the years ended December 31, 2008 and 2009 is as follows (in thousands):

	December 31,
	2008	2009
Balance at beginning of year	$94	$52
Decrease due to lapse of statute of limitations	(42)	(2)

Balance at end of year	$52	$50

The $50,000 of unrecognized tax benefits at December 31, 2009, will, if ultimately recognized, impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2007, 2008 or 2009.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of December 31, 2009:

	Federal	State
Statute remains open	2006-2009	2005-2009
Tax years currently under examination	N/A	N/A

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $448,000, $454,000 and $436,000 during 2007, 2008 and 2009, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were approximately $170,000 for the year ended December 31, 2009. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the year ended December 31, 2009, the Company recognized compensation expense of approximately $311,000 as a result of deemed gains on the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $1.1 million and $1.8 million at December 31, 2008 and 2009, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $1.2 million and $2.4 million at December 31, 2008 and 2009, respectively. This asset is available to fund the deferred compensation liability, however, the asset is not protected from creditors of the Company. For the year ended December 31, 2009, the Company recognized gains totaling $408,000 on its investments associated with the life insurance policies.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2007	2008	2009
Net income from continuing operations	$15,858	$15,014	$20,982
Loss from discontinued operations available to common stockholders	(1,256)	(1,435)	(1,153)

Income available to common stockholders	$14,602	$13,579	$19,829

Weighted average basic common shares outstanding	19,283	17,877	17,437
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	295	106	143

Weighted average diluted common shares outstanding	19,578	17,983	17,580

Earnings (loss) per share
Basic
Continuing operations	$0.82	$0.83	$1.17
Discontinued operations	(0.06)	(0.07)	(0.07)

Net income	$0.76	$0.76	$1.10

Diluted
Continuing operations	$0.81	$0.82	$1.17
Discontinued operations	(0.06)	(0.07)	(0.07)

Net income	$0.75	$0.75	$1.10

The Company had approximately 17.5 million and 17.4 million shares outstanding at December 31, 2008 and 2009, respectively. For financial reporting purposes, however, unvested restricted shares and unvested performance-based shares in the amount of approximately 181,000 shares, 223,000 shares and 501,000 shares are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the years ended December 31, 2007, 2008 and 2009, respectively.

Anti-dilutive securities. Options to purchase approximately 754,000 shares, 2.3 million shares and 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the years ended December 31, 2007, 2008 and 2009, respectively because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company expended $18.2 million for approximately 1.3 million shares, $12.3 million for approximately 1.5 million shares, and $1.2 million for approximately 200,000 shares during the years ended December 31, 2007, 2008, and 2009, respectively. As of December 31, 2009, the Company had approximately $8.2 million that may yet be utilized to repurchase shares under the current program. Under the existing credit facility agreement (see Note 9), the Company may not modify the stock repurchase program to provide for repurchases in excess of $60 million. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statement of Cash Flows and the Statement of Changes in Stockholders’ Equity.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. The Company declared dividends on its common stock of $2.90 per share, $0.30 per share and $0.30 for the years ended December 31, 2007, 2008 and 2009, respectively. In December 2007, the Company’s board of directors approved a special cash dividend of $2.50 per share in conjunction with the recapitalization of the Company’s balance sheet. The special dividend totaled $48.5 million and was paid on December 27, 2007 to stockholders of record at the close of business on December 18, 2007.

In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock.

NOTE 15—STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2009, the Company’s stock-based compensation plans include the 1999 Stock Option Plan (1999 Plan), the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 126,397 shares of common stock granted to a former officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was three million shares. In June 2009, at the annual meeting of the Company’s stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. As of December 31, 2009, there are approximately 1.2 million shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. During 2007, 2008 and 2009, the Company has issued a combination of stock options (non-qualified), restricted stock and performance-based shares to its employees as part of the Company’s long-term equity incentive compensation program.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Year Ended December 31,
	2007	2008	2009
Employee stock-based compensation:
Stock options	$795	$1,152	$1,200
Restricted stock awards	541	859	1,349
Performance-based shares	603

	1,939	2,011	2,549

Non-employee director stock-based compensation:
Restricted stock awards	200	216	230

Total stock-based compensation	$2,139	$2,227	$2,779

The related income tax benefit was $818,000, $845,000 and $1.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock Options. In December 2007, the Company recapitalized its balance sheet and the Company’s board of directors approved a special cash dividend of $2.50 per share that was paid on December 27, 2007. In accordance with the anti-dilution provisions in the Company’s long-term incentive stock plans, the number and exercise price of all stock options outstanding at the time of the special cash dividend were proportionately adjusted for employees, non-employee directors and a former director to maintain the aggregate fair value before and after the special cash dividend. The adjustments were accounted for as modifications as a result of an equity restructuring. Based on the anti-dilution provisions in the long-term incentive plans, the Company did not record any additional compensation expense for the adjustment to the number and exercise price of the outstanding options.

The Company granted 530,492 stock options during 2009 to certain employees under the 2004 Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants was approximately $811,000. The Company granted 263,200 stock options during 2008 to certain employees under the 2004 Plan. The Company did not grant any stock options during 2007.

The fair value of option grants was determined on the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate used was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield was calculated based on the current dividend and the market price of the Company’s common stock on the grant date. The expected volatility factor used by the Company was based on the Company’s historical stock trading history. The Company computed the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term.

The grant date fair value of options granted in 2008 and 2009 were calculated using a Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2008	2009
Dividend yield	1.79 to 2.12%	4.56%
Risk-free interest rate	2.92% to 3.56%	2.37%
Expected volatility	41.49% to 45.84%	53.53%
Expected life (in years)	6.25	6.25

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were $1.1 million of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of 2.6 years.

The weighted-average grant date fair value per share of options granted during the years 2008 and 2009 was $4.70, and $1.53, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009, was $7.2 million, $804,000 and $225,000, respectively.

A summary of nonvested stock option activity and related information for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2009	623,438	$4.43
Granted	530,492	1.53
Vested	(247,619)	4.14
Forfeited	(11,128)	2.92

Nonvested balance, December 31, 2009	895,183	$2.75

The total fair value of options vested during 2009 was approximately $1.0 million.

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2009	2,551,534	$10.53
Granted	530,492	4.39
Exercised	(75,000)	1.95
Forfeited	(190,406)	11.93

Outstanding, December 31, 2009	2,816,620	$9.51	6.1	$631

Exercisable, December 31, 2009	1,913,581	$10.84	5.1	$410

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1 to $ 5	668,795	7.7	$3.87	143,303	$1.95
$ 5 to $10	808,402	6.1	9.47	599,230	9.47
$10 to $15	1,276,573	5.4	12.21	1,108,198	12.49
$15 to $20	62,850	5.0	15.07	62,850	15.07

	2,816,620	6.1	$9.51	1,913,581	$10.84

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2009 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2009	232,292	$11.92
Granted	411,744	4.39
Vested	(123,872)	8.95
Forfeited	(9,765)	6.98

Nonvested balance, December 31, 2009	510,399	$6.56

During 2009, the Company granted 411,744 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 359,464 shares granted to employees that vest equally over four years and 52,280 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.7 million.

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

As of December 31, 2009, there were $2.2 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 2.5 years.

The total fair value of restricted stock vested (at vest date) during the years ended December 31, 2007, 2008 and 2009 was $535,000, $586,000 and $560,000, respectively. The Company requires employees to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2007, 2008 and 2009, the Company repurchased shares from employees totaling approximately 7,300, 11,500, and 26,400, respectively.

Performance-based share awards. On December 14, 2006, the Company granted 42,000 shares to four executive officers pursuant to performance-based share award agreements. The vesting of the performance-based share awards was based on the Company meeting certain performance goals for the year ended December 31, 2007. The fair market value of these grants was approximately $629,000. The Company recognized approximately $603,000 in stock-based compensation expense related to these grants for the year ended December 31, 2007, respectively. The performance-based shares were fully amortized as of December 31, 2007. During first quarter 2008, the performance shares vested based upon the certification of the Company’s financial results by the Company’s board of directors.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising. The following table summarizes the future minimum lease payments as of December 31, 2009 (in thousands):

	Non- Cancelable	Reasonably Assured Renewals	Total
2010	$12,554	$1,647	$14,201
2011	8,682	5,026	13,708
2012	4,981	7,687	12,668
2013	2,306	9,215	11,521
2014	973	9,193	10,166
Thereafter	160	31,261	31,421

Total	$29,656	$64,029	$93,685

Rental expense was $16.3 million, $15.7 million and $14.2 million during the years ended December 31, 2007, 2008 and 2009, respectively.

Other. The Company is self-insured for certain elements of its employee benefits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Under the terms of the Company’s agreement with its third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. See additional information in Note 11.

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court and ordered the case to arbitration, but struck the class action waiver provision. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen. The Company expects that discovery will commence in 2010, and the parties will possibly argue class certification in late 2010.

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. Defendants are appealing those rulings.

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handling the three companion cases. The Company has agreed with plaintiffs that the Company will allow the ultimate appellate ruling in the companion cases on class certification and arbitration to bind the same issues in its case, with a few minor exceptions.

South Carolina. On October 30, 2008, a subsidiary of the Company was sued in the Fifth Judicial Circuit Court of Common Pleas in South Carolina in a putative class action lawsuit filed by Carl G. Ferrell, a customer of the South Carolina subsidiary. Mr. Ferrell alleges that the subsidiary violated the South Carolina Deferred Presentment Services Act by including an arbitration provision and class action waiver in its loan agreements. Mr. Ferrell alleges further that the subsidiary did not appropriately take into account his ability to repay his loan with the subsidiary, and it is his contention that this alleged failure violates the South Carolina Deferred Presentment Services Act, is negligent, breaches the covenant of good faith and fair dealing, and serves as the basis for a civil conspiracy. Mr. Ferrell makes the same allegations in cases against several other lenders.

On December 11, 2008, the Company removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the Company filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the Company’s motion to dismiss. In March 2009, the federal court ruled against the Company’s efforts to remove the case to federal court and remanded the case to state court. It did not rule on the Company’s motion to dismiss. In May 2009, the federal court issued its written ruling. The Company appealed this decision to the Fourth Circuit Court of

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Appeals, but in January 2010, the Fourth Circuit rejected its appeal. The case will now move back to state court for argument on whether the case should move to arbitration. The Company and other lenders in South Carolina have reached a preliminary agreement in principle with respect to the settlement of these claims, which nonbinding agreement in principle would require a contribution for plaintiff’s attorney’s fees. The Company cannot predict whether it and the other lenders in the state will reach a formal, binding agreement for the settlement of this matter, whether the final agreement will be on the terms presently contemplated or whether the proposed settlement will be approved by the court. The Company has reserved in the accompanying financial statements its estimated expenses for settling this litigation under the current parameters.

California. On September 5, 2008, a subsidiary of the Company was sued in the Superior Court of California, San Diego County in a putative class action lawsuit filed by Jennifer M. Winters, a customer of the California subsidiary. Ms. Winters alleges that the Company violated California’s Deferred Deposit Transaction Law, Unfair Competition Law, and Consumer Legal Remedies Act. Ms. Winters alleges that the Company improperly charged California consumers a fee to extend or “roll over” their loan transactions, that the Company did not have authority to deduct funds electronically, and that the Company’s use of a class action waiver in its loan agreements is unconscionable. In October 2008, the Company filed its answer, denying all allegations. The Company also filed a claim against Ms. Winters for failing to pay her final loan. In November 2009, plaintiff asked whether the Company would agree to a joint dismissal with prejudice. The Company agreed to do so, and the Court dismissed the parties’ respective claims with prejudice.

Arizona. In December 2009, the Arizona Attorney General filed a lawsuit against the Company in Arizona state court. Specifically, the Attorney General contends that the Company violated various state consumer protection statutes when it allegedly sued non-Pima County customers with delinquent accounts in Pima County. Subsequently, the Attorney General amended its complaint in December 2009, and alleged that the Company’s arbitration provision was unconscionable.

In January 2010, the Company moved to dismiss the Attorney General’s complaint. The Attorney General has asked for and received extensions of time to respond to this motion to dismiss. The Attorney General’s response is due in April 2010.

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that State. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceed check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the State’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division has set an administrative hearing to determine whether the business model violates state law. A hearing is currently scheduled in April 2010.

Other Matters. The Company is also involved in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer bankruptcies and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—CERTAIN CONCENTRATIONS OF RISK

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

Company branches located in the states of Missouri, California, Kansas, Arizona, South Carolina, Washington and Illinois represented approximately 25%, 13%, 8%, 8%, 7%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2009. Company branches located in the states of Missouri, California, Arizona, Illinois, South Carolina and Kansas represented approximately 29%, 12%, 11%, 6%, 6%, and 6%, respectively, of total branch gross profit for the year ended December 31, 2009. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law and South Carolina law become effective January 1, 2010. The changes in these payday-specific laws will adversely affect the revenues and profitability of the Company’s branches in each of these states.

NOTE 18—SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2009
Total revenues	$54,966	$51,926	$56,761	$56,963	$220,616
Branch gross profit	22,017	17,491	18,835	20,655	78,998
Income from continuing operations before taxes	10,687	7,228	7,656	8,802	34,373
Income from continuing operations, net of tax	6,514	4,490	4,745	5,233	20,982
Loss from discontinued operations, net of tax	(757)	(233)	(113)	(50)	(1,153)
Net income	5,757	4,257	4,632	5,183	19,829

Earnings (loss) per share(a):
Basic
Continuing operations	$0.36	$0.25	$0.26	$0.29	$1.17
Discontinued operations	(.04)	(0.01)	(.01)		(0.07)

Net income	$0.32	$0.24	$0.25	$0.29	$1.10

Diluted
Continuing operations	$0.36	$0.25	$0.26	$0.29	$1.17
Discontinued operations	(.04)	(0.01)	(.01)		(0.07)

Net income	$0.32	$0.24	$0.25	$0.29	$1.10

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2008
Total revenues	$52,592	$52,194	$58,056	$59,750	$222,592
Branch gross profit	21,396	14,973	17,232	17,969	71,570
Income from continuing operations before taxes	9,098	3,599	5,800	7,495	25,992
Income from continuing operations, net of tax	5,522	2,217	3,053	4,222	15,014
Loss from discontinued operations, net of tax	(128)	(722)	(307)	(278)	(1,435)
Net income	5,394	1,495	2,746	3,944	13,579

Earnings (loss) per share(a):
Basic
Continuing operations	$0.29	$0.13	$0.17	$0.24	$0.83
Discontinued operations	(.01)	(.05)	(0.01)	(0.02)	(0.07)

Net income	$0.28	$0.08	$0.16	$0.22	$0.76

Diluted
Continuing operations	$0.29	$0.13	$0.17	$0.24	$0.82
Discontinued operations	(.01)	(.05)	(0.01)	(0.02)	(0.07)

Net income	$0.28	$0.08	$0.16	$0.22	$0.75

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for 2009 and 2008, as a result of issuances and repurchases of common stock.

NOTE 19—SUBSEQUENT EVENTS

Equity Compensation Grants. On February 2, 2010, the Company granted approximately 370,040 restricted shares to various employees and non-employee directors under the 2004 Plan. The total fair market value of the restricted shares under these grants was approximately $2.1 million. The 335,600 restricted shares granted to employees vest equally over four years and had a fair market value on the date of grant of $1.9 million. The 34,440 shares granted to the directors vested immediately upon the date of grant and had a fair market value of approximately $195,000. The Company expects the issuance of the restricted stock will result in an increase in compensation expense of approximately $661,000 (net of estimated forfeitures) for the year ended December 31, 2010.

Dividend. On February 2, 2010, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share and a special dividend of $0.10 per common share. The dividends are payable on March 8, 2010 to stockholders of record as of February 22, 2010. The Company estimates that the total amount of the dividend will be approximately $2.7 million.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	QC Holdings, Inc. 1999 Stock Option Plan. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.2	Amended and Restated QC Holdings, Inc. 2004 Equity Incentive Plan. *

10.3	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.4	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.5	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.6	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.7	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.8	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.9	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.10	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.11	Amended and Restated Credit Agreement dated as of December 7, 2007, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.12	First Amendment Agreement dated as of March 7, 2008, between QC Holdings, Inc. as Borrower, U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

10.13	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.17	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.18	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.20	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.21	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.22	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.23	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.24	The Executive Nonqualified Excess Plan Document and Adoption Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.25	QC Holdings, Inc. Long-Term Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.26	QC Holdings, Inc. Annual Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.