Form 10-Q
period 2010-03-31
QC Holdings, Inc.
filed 2010-05-07
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2010:

Common Stock $0.01 per share par value – 17,385,744 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2010

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year 2010.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2009	March 31, 2010
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$21,151	$16,330
Loans receivable, less allowance for losses of $10,083 at December 31, 2009 and $8,640 at March 31, 2010	74,973	58,938
Deferred income taxes	4,419	4,343
Prepaid expenses and other current assets	5,764	4,727

Total current assets	106,307	84,338

Property and equipment, net	18,286	17,211

Goodwill	16,491	16,491

Deferred income taxes	1,057	1,176

Other assets, net	5,945	6,165

Total assets	$148,086	$125,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$162	$1,751
Accrued expenses and other liabilities	5,075	4,682
Accrued compensation and benefits	9,210	4,604
Deferred revenue	5,077	2,913
Income taxes payable		2,527
Revolving credit facility	20,500	3,500
Debt due within one year	9,900	6,250

Total current liabilities	49,924	26,227

Long-term debt	27,707	25,993

Other non-current liabilities	4,905	5,307

Total liabilities	82,536	57,527

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,414,116 outstanding at December 31, 2009; 20,700,250 shares issued and 17,448,118 outstanding at March 31, 2010	207	207
Additional paid-in capital	67,879	66,405
Retained earnings	32,182	34,621
Treasury stock, at cost	(33,981)	(32,658)
Accumulated other comprehensive loss	(737)	(721)

Total stockholders’ equity	65,550	67,854

Total liabilities and stockholders’ equity	$148,086	$125,381

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Revenues
Payday loan fees	$38,810	$34,841
Other	15,681	13,966

Total revenues	54,491	48,807

Branch expenses
Salaries and benefits	11,492	10,721
Provision for losses	8,451	6,183
Occupancy	6,104	5,866
Depreciation and amortization	1,006	918
Other	5,474	5,445

Total branch expenses	32,527	29,133

Branch gross profit	21,964	19,674

Regional expenses	3,463	3,830
Corporate expenses	5,951	5,462
Depreciation and amortization	733	694
Interest expense, net	1,046	703
Other expense, net	135	15

Income from continuing operations before taxes	10,636	8,970
Provision for income taxes	4,153	3,461

Income from continuing operations	6,483	5,509
Loss from discontinued operations, net of income tax	(726)	(332)

Net income	$5,757	$5,177

Weighted average number of common shares outstanding:
Basic	17,473	17,483
Diluted	17,553	17,580

Earnings (loss) per share:
Basic
Continuing operations	$0.36	$0.30
Discontinued operations	(0.04)	(0.02)

Net income	$0.32	$0.28

Diluted
Continuing operations	$0.36	$0.30
Discontinued operations	(0.04)	(0.02)

Net income	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities
Net income	$5,757	$5,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,790	1,654
Provision for losses	9,109	6,242
Deferred income taxes	(1,572)	(26)
Loss on disposal of property and equipment	697	197
Stock-based compensation	807	714
Changes in operating assets and liabilities, net of effect of acquisitions:
Loans receivable, net	5,039	9,794
Prepaid expenses and other assets	(193)	619
Other assets	(205)	(508)
Accounts payable	99	1,589
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(4,429)	(6,953)
Income taxes	3,923	3,048
Other non-current liabilities	(120)	185

Net operating	20,702	21,732

Cash flows from investing activities
Purchase of property and equipment	(584)	(490)
Proceeds from sale of property and equipment	10	2
Acquisition costs, net	(4,163)

Net investing	(4,737)	(488)

Cash flows from financing activities
Borrowings under credit facility	8,000	3,500
Repayments under credit facility	(20,750)	(20,500)
Repayments on long-term debt	(4,643)	(5,364)
Dividends to stockholders	(900)	(2,738)
Repurchase of common stock	(544)	(963)
Exercise of stock options	97

Net financing	(18,740)	(26,065)

Cash and cash equivalents
Net decrease	(2,775)	(4,821)
At beginning of year	17,314	21,151

At end of period	$14,539	$16,330

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,069	$680
Income taxes	1,328	215

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

Balance, December 31, 2008	17,452	$207	$67,347	$17,737	$(34,782)	$(1,090)	$49,419

Comprehensive income:
Net income				19,829
Unrealized gain on derivative instrument, net of deferred taxes of $216						353
Total comprehensive income							20,182

Common stock repurchases	(237)				(1,299)		(1,299)

Dividends to stockholders				(5,384)			(5,384)

Issuance of restricted stock awards	124		(1,313)		1,313		—

Stock-based compensation expense			2,595				2,595

Stock option exercises	75		(641)		787		146

Tax impact of stock-based compensation			(109)				(109)

Balance, December 31, 2009	17,414	207	67,879	32,182	(33,981)	(737)	65,550

Comprehensive income:
Net income				5,177
Unrealized gain on derivative instrument, net of deferred taxes of $9						16
Total comprehensive income							5,193

Common stock repurchases	(188)				(963)		(963)

Dividends to stockholders				(2,738)			(2,738)

Issuance of restricted stock awards	222		(2,286)		2,286		—

Stock-based compensation expense			899				899

Tax impact of stock-based compensation			(87)				(87)

Balance, March 31, 2010 (Unaudited)	17,448	$207	$66,405	$34,621	$(32,658)	$(721)	$67,854

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc. and QC E-Services, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 26-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2010, the Company operated 553 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center in Kansas to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of March 31, 2010, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the three months ended March 31, 2010 was approximately $8,850 and the average term of the loan was 31 months.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2009 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2009 and March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2009 and 2010, in conformity with GAAP. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2009 and March 31, 2010, the Company had inventory of used vehicles totaling $1.7 million and $1.3 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2009 and March 31, 2010.

Fair Value of Financial Instruments. The Company discloses financial instruments in its financial statements at fair value, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 10). The balance on the term loan was $37.6 million as of December 31, 2009 and $32.2 million as of March 31, 2010. As of March 31, 2010, the fair value of the five-year term loan was approximately $31.4 million.

Note 2 – Accounting Developments

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company adopted this guidance on January 1, 2010. The adoption did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

Fair Value Hierarchy Tables. The accounting guidance for fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents fair value measurements as of March 31, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$1,162	$—	$1,162

Total	$—	$1,162	$—	$1,162

As of March 31, 2010, the fair value of the interest rate swap agreement was a liability of $1.2 million. For the three months ended March 31, 2010, the Company recorded unrealized gain of $25,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 11.

Note 4 – Significant Business Transactions

Closure of Branches. During the first quarter 2010, the Company closed four of its lower performing branches in various states and decided it will close five branches in Washington during second quarter 2010 as a result of changes in the payday lending laws in Washington (effective January 1, 2010) that restrict customer usage of the payday product. The Company recorded approximately $391,000 in pre-tax charges during the three months ended March 31, 2010 associated with these closings and expected closings. The charges included $182,000 representing the loss on the disposition of fixed assets, $203,000 for lease terminations and other related occupancy costs and $6,000 for other costs.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of March 31, 2010 (in thousands):

	Balance at December 31, 2009	Additions	Reductions	Balance at March 31, 2010
Lease and related occupancy costs (a)	$299	$234	$(253)	$280
Other		6	(6)

Total	$299	$240	$(259)	$280

(a)	The additions include charges of $31,000 during the three months ended March 31, 2010 to increase the lease liabilities for branches that were closed prior to January 1, 2010. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of March 31, 2010, the balance of $280,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheet as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

The closure of branches during first three months of 2010 included four branches that were not consolidated into nearby branches. These branches and the five branches in Washington that are expected to close during second quarter 2010 are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2009 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2009	2010
Total revenues	$1,364	$209

Provision for losses	658	59
Other branch expenses	1,340	517

Branch gross loss	(634)	(367)
Other, net	(566)	(182)

Loss before income taxes	(1,200)	(549)
Benefit for income taxes	474	217

Loss from discontinued operations	$(726)	$(332)

Note 6 – Earnings Per Share

The Company computes basic and diluted earnings per share using a two-class method because the Company has participating securities in the form of unvested share-based payment awards with rights to receive non-forfeitable dividends. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented.

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2010
Income available to common stockholders:
Income from continuing operations	$6,483	$5,509
Discontinued operations, net of income tax	(726)	(332)

Net income	$5,757	$5,177

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,473	17,483
Dilutive effect of stock options and unvested restricted stock	80	97

Weighted average diluted common shares outstanding	17,553	17,580

Basic earnings (loss) per share:
Continuing operations	$0.36	$0.30
Discontinued operations	(0.04)	(0.02)

Net income	$0.32	$0.28

Diluted earnings (loss) per share:
Continuing operations	$0.36	$0.30
Discontinued operations	(0.04)	(0.02)

Net income	$0.32	$0.28

Anti-dilutive securities. Options to purchase 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2010, because they were anti-dilutive. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2009, because they were anti-dilutive.

Note 7 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2009	2010
Average loan to customer (principal plus fee)	$368.59	$375.36
Average fee received by the Company	$53.24	$55.76
Average term of the loan (days)	16	17

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 31 days. During the three months ended March 31, 2009 and March 31, 2010, the Company received approximately $294,000 and $65,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2009 and March 31, 2010.

The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2009 and March 31, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for the open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product and the difficulty in collecting on receivable balances, the Company recorded an allowance equal to the balance of open-end credit receivables as of December 31, 2009 and March 31, 2010.

The allowance calculation for auto loans is determined on an aggregated basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels in first quarter 2010 and than levels expected in the future due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During first quarter 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2009 and March 31, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31,
	2009	2010
Allowance for loan losses

Balance, beginning of period	$6,648	$10,803
Charge-offs	(20,411)	(18,604)
Recoveries	13,161	10,467
Provision for losses	8,423	5,974

Balance, end of period	$7,821	$8,640

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 13 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 8 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2010

Installment loan interest and fees	$4,438	$4,181
Automotive sales and interest	4,379	4,812
Credit service fees	1,593	1,731
Check cashing fees	1,903	1,510
Title loan fees	793	938
Other fees (a)	2,575	794

Total	$15,681	$13,966

(a)	The other fees for the three months ended March 31, 2009 includes $1.7 million from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Note 9 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2009	March 31, 2010

Buildings	$3,497	$3,497
Leasehold improvements	20,701	20,444
Furniture and equipment	23,535	23,654
Land	512	512
Vehicles	960	964

	49,205	49,071
Less: Accumulated depreciation and amortization	(30,919)	(31,860)

Total	$18,286	$17,211

In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2009, the balance of the deferred rent liability was approximately $325,000, of which $186,000 is classified as a non-current liability. As of March 31, 2010, the balance of the deferred rent liability was approximately $290,000, of which $151,000 is classified as a non-current liability.

Note 10 – Indebtedness

The following table summarizes long-term debt at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009	March 31, 2010

Term loan	$37,607	$32,243
Revolving credit facility	20,500	3,500

Total debt	58,107	35,743
Less: debt due within one year	(30,400)	(9,750)

Long-term debt	$27,707	$25,993

On December 7, 2007, the Company entered into an amended and restated credit agreement with a syndicate of banks to replace its existing line of credit facility. The previous line of credit facility had a total commitment of $45.0 million. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the amended credit facility may be increased by $25.0 million pursuant to bank approval in accordance with the terms set forth in the credit facility.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the revolving credit facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of March 31, 2010, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. In March 2010, the Company made $5.4 million principal payment on the term loan, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment.

Note 11 – Derivative Instruments

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of March 31, 2010, approximately $31.0 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three months ended March 31, 2010. The Company expects approximately $915,000 of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheet of all derivatives held by the Company as of March 31, 2010 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,162

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the three months ended March 31, 2010.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
Cash flow hedges:
Loss recognized in other comprehensive income	$(269)
Amount reclassified from accumulated other comprehensive loss to interest expense	294

Total	$25

Note 12 – Income taxes

Effective Tax Rate. Our effective tax rate was 38.6% for the three months ended March 31, 2010 compared to 39.0% for the three months ended March 31, 2009. Significant items impacting the 2010 rate include state tax expense, net of federal benefits and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $50,000 and $267,000 as of December 31, 2009 and March 31, 2010, respectively. The increase is related primarily to the accrual of certain deductions for which the timing is uncertain.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2010.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of March 31, 2010:

	Federal	State

Statute remains open	2006-2009	2005-2009
Tax years currently under examination	None	None

Note 13 – Credit Services Organization

Payday loans are originated by the Company at the majority of its short-term lending branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2009 and March 31, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2009 and $60,000 as of March 31, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended March 31,
	2009	2010
Allowance for loan losses

Balance, beginning of period	$180	$100
Charge-offs	(1,134)	(553)
Recoveries	328	245
Provision for losses	686	268

Balance, end of period	$60	$60

Note 14 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended March 31,
	2009	2010

Net income	$5,757	$5,177
Other comprehensive income (loss):
Unrealized gain on interest rate swap	(118)	(269)
Amount reclassified to interest expense related to interest rate swap	227	294
Deferred income taxes	(41)	(9)

Other comprehensive income loss:	68	16

Comprehensive income	$5,825	$5,193

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2010, the Company had repurchased 4.8 million shares at a total cost of approximately $52.4 million, which leaves approximately $7.6 million that may yet be purchased under the current program, which expires June 30, 2011.

Dividends. On February 2, 2010, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share and a special cash dividend of $0.10 per common share. The dividends were paid on March 8, 2010 to stockholders of record as of February 22, 2010. The total amount of the dividend paid was approximately $2.7 million.

Note 15 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended March 31,
	2009	2010
Employee stock-based compensation:
Stock options	$310	$139
Restricted stock awards	267	349

	577	488

Non-employee director stock-based compensation
Restricted stock awards	230	226

Total	$807	$714

Stock option grants. The Company did not grant stock options during first quarter 2010. As of March 31, 2010, the Company had 2.8 million stock options outstanding with a weighted average exercise price of $9.51 and 2.3 million stock options exercisable with a weighted average exercise price of $10.35.

Restricted stock grants. During first quarter 2010, the Company granted 375,840 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 335,600 shares granted to employees that vest equally over four years and 40,240 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.1 million. For the three months ended March 31, 2010, the Company recognized $303,000 in stock-based compensation expense related to these restricted stock grants. As of March 31, 2010, there was $1.8 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

In December 2009, it was determined that the Company’s executive officers would receive a one-time bonus equal to 10% of their current base salary in lieu of an increase in the base salaries of executive officers for the year ending December 31, 2010. In addition, it was determined that the majority of the executive officers would receive the one-time bonus in Company stock and two executive officers would receive the bonus in cash. As of December 31, 2009, the balance of the liability for the one-time stock bonus in lieu of base salary increases was approximately $185,000. In January 2010, the Company granted 35,800 shares that vested immediately upon grant subject to an agreed-upon six-month holding period.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2010 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	501,399	$6.56
Granted	411,640	5.61
Vested	(221,951)	5.83
Forfeited	(4,112)	6.55

Non-vested balance, March 31, 2010	686,976	$5.95

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

On December 11, 2008, the Company removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the Company filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the Company’s motion to dismiss. In March 2009, the federal court ruled against the Company’s efforts to remove the case to federal court and remanded the case to state court. It did not rule on the Company’s motion to dismiss. In May 2009, the federal court issued its written ruling. The Company appealed this decision to the Fourth Circuit Court of Appeals, but in January 2010, the Fourth Circuit rejected its appeal. The case will now move back to state court for argument on whether the case should move to arbitration. The Company and other lenders in South Carolina have reached a preliminary agreement in principle with respect to the settlement of these claims, which nonbinding agreement in principle would require a contribution for plaintiff’s attorney’s fees. The Company cannot predict whether it and the other lenders in the state will reach a formal, binding agreement for the settlement of this matter, whether the final agreement will be on the terms presently contemplated or whether the proposed settlement will be approved by the court. The Company has reserved in the accompanying financial statements its estimated expenses for settling this litigation under the current parameters.

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

In January 2010, the Company moved to dismiss the Attorney General’s complaint. The Attorney General has asked for and received extensions of time to respond to this motion to dismiss. The Attorney General’s response is due in May 2010.

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that state. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceeds check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the Ohio’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division has set an administrative hearing to determine whether the business model violates state law. A hearing is currently scheduled in May 2010. In addition to this hearing, in April 2010, the Division attempted to address its concerns by passing restrictions on check cashing. The Company, joined by other short-term companies, sued the Division to bar the enforcement of these new proposed rules. In April 2010, the court overseeing the case issued a restraining order against the Division, preventing the enforcement of the rules for the near future.

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

Company branches located in the states of Missouri, California, Kansas, Arizona and Illinois represented approximately 27%, 14%, 10%, 8%, and 6%, respectively, of total revenues for the three months ended March 31, 2010. Company branches located in the states of Missouri, California, Arizona, Kansas and Illinois represented approximately 32%, 12%, 11%, 10% and 8%, respectively, of total branch gross profit for the three months ended March 31, 2010. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to the new laws in Washington and South Carolina, revenues from each state represented greater than 5% of total Company revenues. The changes in these payday-specific laws, and the termination of the law in Arizona, will adversely affect the revenues and profitability of the Company’s branches in each of these states. For the three months ended March 31, 2010, revenues from Washington and South Carolina declined by $1.4 million and $1.8 million, respectively and gross profit declined by $1.2 million and $2.3 million, respectively.

Note 18 – Subsequent Events

Dividends. On May 4, 2010, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on June 1, 2010 to stockholders of record as of May 18, 2010. The Company estimates that the total amount of the dividend will be approximately $900,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The discussion below includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our plans, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this discussion are forward-looking statements. The words “believe,” “expect,” “anticipate,” “should,” “would,” “could,” “plan,” “will,” “may,” “intend,” “estimate,” “potential,” “objective”, “continue” or similar expressions or the negative of these terms are intended to identify forward-looking statements.

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina and Arizona, (2) litigation or regulatory action directed towards us or the payday loan industry, (3) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (4) risks associated with the leverage of the Company, (5) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (6) changes in our key management personnel, (7) integration risks and costs associated with future acquisitions, and (8) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 71.4% of our total revenues for the three months ended March 31, 2010. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 553 short-term lending branches in 24 states at March 31, 2010. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. In Illinois, New Mexico and Montana, we offer longer-term installment loan products, which are amortizing loans generally over four to twelve months with principal amounts ranging between $300 and $1,000.

We also sell used automobiles through five buy here, pay here branches (two in Kansas and three in Missouri). We finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses, occupancy expense for our leased real estate and cost of sales for our automobile purchases. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2010 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

Since January 1, 2005, with respect to our short-term lending products, we have grown from 371 branches to 553 branches through a combination of acquisitions and new branch openings, partially offset by branch closings. During this period, we opened 256 de novo branches, acquired 75 branches and closed 149 branches. In response to changes in the overall market, over the past three years we have dramatically slowed our branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 553 at March 31, 2010.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2005.

	2005	2006	2007	2008	2009	March 31, 2010

Beginning branch locations	371	532	613	596	585	556
De novo branches opened during period	174	46	20	12	3	1
Acquired branches during period	10	51	13	1
Branches closed during period	(23)	(16)	(50)	(24)	(32)	(4)

Ending branch locations	532	613	596	585	556	553

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During the remainder of 2010, we expect to open less than five payday-focused branches and up to two buy here, pay here locations.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to the Community Financial Services Association of America (CFSA), industry analysts estimate that the industry has approximately 20,600 payday loan branches in the United States and these branches (exclusive of internet lending) extend approximately $30 billion in short-term credit to millions of middle-class households that experience cash-flow shortfalls between paydays. According to the CFSA, the number of payday loan branches peaked at approximately 24,000 in 2006. We believe our industry is highly fragmented, with the 16 largest companies operating approximately one-half (approximately 10,300 branches) of the total industry branches. After a number of years of growth, the industry has contracted slightly in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future.

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

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington and Kentucky. These law changes are adversely affecting our revenues and operating income during 2010. For the three months ended March 31, 2010, revenues and gross profit from South Carolina, Washington and Kentucky declined by $3.2 million and $3.5 million, respectively, from prior year’s first quarter. In Arizona, the existing payday lending law expires on June 30, 2010. We will continue to operate under the existing law in Arizona until the law expires, while working to develop an alternative product to offer our customers beginning in July 2010. However, we do not expect that our customers in Arizona will embrace any new products as they have the payday loan product. To mitigate the impact of these earnings declines, we have implemented modest fee increases in a few states. Also, we expect that results from our automotive group will improve due to more industry experience and an improved collection effort. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of these challenges and opportunities in 2010 to reduce revenues by $11 million to $13 million and to reduce branch gross profit by $8 million to $10 million during the year ended 2010 compared to 2009.

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

The following table sets forth our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$38,810	$34,841	71.2%	71.4%
Other	15,681	13,966	28.8%	28.6%

Total revenues	54,491	48,807	100.0%	100.0%

Branch expenses
Salaries and benefits	11,492	10,721	21.1%	22.0%
Provision for losses	8,451	6,183	15.5%	12.7%
Occupancy	6,104	5,866	11.2%	12.0%
Depreciation and amortization	1,006	918	1.8%	1.9%
Other	5,474	5,445	10.1%	11.1%

Total branch expenses	32,527	29,133	59.7%	59.7%

Branch gross profit	21,964	19,674	40.3%	40.3%

Regional expenses	3,463	3,830	6.4%	7.8%
Corporate expenses	5,951	5,462	10.9%	11.2%
Depreciation and amortization	733	694	1.3%	1.4%
Interest expense, net	1,046	703	1.9%	1.4%
Other expense, net	135	15	0.3%	0.1%

Income from continuing operations before income taxes	10,636	8,970	19.5%	18.4%
Provision for income taxes	4,153	3,461	7.6%	7.1%

Income from continuing operations	6,483	5,509	11.9%	11.3%
Loss from discontinued operations, net of income tax	(726)	(332)	(1.3)%	(0.7)%

Net income	$5,757	$5,177	10.6%	10.6%

The following table sets forth selected information of our comparable short-term lending branches for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Comparable Branch Information (a):
Total revenues generated by all comparable branches (in thousands)	$49,943	$43,849
Total number of comparable branches	544	544
Average revenue per comparable branch	$91,807	$80,605

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since December 31, 2008.

The following table sets forth selected financial and statistical information for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Short-term Lending Branch Information:
Number of branches, beginning of period	585	556
De novo branches opened	1	1
Acquired branches
Branches closed	(23)	(4)

Number of branches, end of period	563	553

Average number of branches open during period (excluding branches reported as discontinued operations)	554	553

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$269,532	$229,902
Average loan (principal plus fee)	368.59	375.36
Average fees per loan	53.24	55.76
Average fee rate per $100	16.88	17.45

Installment Loans:
Installment loan volume (in thousands)	$6,326	$5,118
Average loan (principal)	503.84	491.95
Average term (days)	184	170

Automotive Loans:
Automotive loan volume (in thousands)	$3,842	$3,876
Average loan (principal)	8,790	8,850
Average term (months)	32	31
Locations, end of period	5	5

Income from continuing operations. For the three months ended March 31, 2010, income from continuing operations was $5.5 million compared to $6.5 million for the same period in 2009. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2010, revenues were $48.8 million, a decrease of 10.5% from $54.5 million during the three months ended March 31, 2009. The decrease in revenues was primarily due to reduced payday loan volumes.

Revenues from our payday loan product represent our largest source of revenues and were approximately 71.4% of total revenues for the three months ended March 31, 2010. With respect to payday loan volume, we originated approximately $229.9 million in loans during first quarter 2010, which was a decline of 14.7% from the $269.5 million during first quarter 2009. This decline is primarily attributable to law changes in Washington, South Carolina and Virginia that severely restrict customer access to payday loans, as well as soft demand in various other states. In Virginia, we began offering an open-end credit product in late 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and discontinued the open-end credit product. The payday loan volumes in Virginia have not returned to historical levels, largely due to the various restrictions on customer borrowing contained in the existing law.

The following table summarizes other revenues:

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)

Installment loan interest and fees	$4,438	$4,181	8.1%	8.6%
Automotive sales and interest	4,379	4,812	8.0%	9.9%
Credit service fees	1,593	1,731	2.9%	3.5%
Check cashing fees	1,903	1,510	3.5%	3.1%
Title loan fees	793	938	1.5%	1.9%
Other fees (a)	2,575	794	4.8%	1.6%

Total	$15,681	$13,966	28.8%	28.6%

(a)	The other fees for the three months ended March 31, 2009 includes $1.7 million from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Revenues from installment loans, CSO fees, check cashing, title loans, automotive sales and interest and other sources totaled $14.0 million during first quarter 2010, down approximately $1.7 million or 10.8% from $15.7 million in the comparable prior year quarter. This decrease was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009. The decline in installment loans and check cashing fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended March 31, 2009 and 2010 based on the year that a branch was opened or acquired.

	Number of Branches (a)	Revenues			Average Revenue/Branch/Month
Year Opened/Acquired		2009	2010	% Change	2009	2010
		(in thousands)			(in thousands)

Pre - 1999	33	$5,658	$5,125	(9.4)%	$57	$52
1999	37	4,501	4,045	(10.1)%	41	36
2000	45	4,819	4,634	(3.8)%	36	34
2001	31	3,396	3,146	(7.4)%	37	34
2002	51	5,139	4,450	(13.4)%	34	29
2003	41	3,947	3,085	(21.8)%	32	25
2004	63	4,935	4,353	(11.8)%	26	23
2005	134	9,950	9,197	(7.6)%	25	23
2006	82	5,639	4,030	(28.5)%	23	16
2007	16	1,312	1,150	(12.3)%	27	24
2008	11	646	633	(2.1)%	20	19
2009	3	1	82	(c )		9
2010	1		21	(c )		7

Sub-total	548	49,943	43,951	(12.0)%	$30	$27

Consolidated branches (b)		141
Buy here, pay here	5	4,379	4,826
Other		28	30

Total		$54,491	$48,807	(10.4)%

(a)	This excludes five branches in Washington that will be closed in second quarter 2010 and are included in discontinued operations as of March 31, 2010.
(b)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(c)	Not meaningful.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of March 31, 2010 have been open at least 15 months. Our revenues from comparable short-term lending branches decreased by $6.1 million, from $49.9 million during first quarter 2009 to $43.8 million in first quarter 2010. This decrease is primarily attributable to the declines in revenue from branches in Virginia, Washington and South Carolina as discussed above.

We are expecting 2010 to be a very challenging year for our customers and our branch operations given the current state of the economy and certain changes in payday lending laws. With high unemployment rates, low consumer spending and low consumer confidence, we anticipate that customer demand will continue to be lower than the prior year. In Arizona, the current payday lending law expires on June 30, 2010. We anticipate offering alternative products through our Arizona branches beginning in July 2010, but we believe our customers will not embrace these products as they have the payday product. In addition, changes in payday lending laws that restrict customer usage become effective during 2010 in South Carolina, Washington and Kentucky. To offset the significant revenue and profitability declines associated with these legislative changes, we have implemented modest price increases in a few states. Further, we plan to begin offering other products in many of our locations, which should provide additional revenue. When evaluated in total, together with anticipated profitability improvements in our buy here, pay here business due to more industry experience and better collections, we expect the net effect of these challenges and opportunities will result in a revenue decline of approximately $11 million to $13 million and a gross profit decline of $8 million to $10 million during the year ended 2010 compared to 2009.

Branch Expenses. Total branch expenses decreased $3.4 million, or 10.5%, from $32.5 million during first quarter 2009 to $29.1 million in first quarter 2010. Branch operating costs, exclusive of loan losses, decreased to $23.0 million during first quarter 2010 compared to $24.1 million in first quarter 2009. The decrease was attributable to a reduced compensation at the branch level due to a lower average number of employees and reduced overtime. The total number of field personnel averaged 1,712 during first quarter 2010 compared to 1,867 during first quarter 2009.

The provision for losses decreased from $8.5 million in first quarter 2009 to $6.2 million during first quarter 2010. Our loss ratio was 12.7% in first quarter 2010 and 15.5% in first quarter 2009. This improvement reflects fewer short-term loan returned items quarter-to-quarter. In addition, our loss performance in our automotive sales and finance business improved during first quarter 2010 compared to prior year’s first quarter due to a more stable economy, our increased experience in the business and added expertise in the collections group. Our charge-offs as a percentage of revenue were 38.9% during first quarter 2010 compared to 37.4% during first quarter 2009. Our collections as a percentage of charge-offs were 55.9% during first quarter 2010 and 62.5% during first quarter 2009. We received approximately $65,000 from the sale of certain payday loan receivables during first quarter 2010 that had previously been written off compared to $294,000 during first quarter 2009.

Short-term lending comparable branches totaled $6.1 million in loan losses during first quarter 2010 compared to $7.6 million for the same period in the prior year. In our comparable branches, the loss ratio was 14.0% during first quarter 2010 compared to 15.3% during first quarter 2009.

With respect to 2010, we believe that our collections experience will be consistent with historical levels, as customers continue to adapt to the current state of the economy. As disclosed previously, with respect to introducing new products or transitioning to new laws, we anticipate that our loss ratio will be negatively affected by the legislative changes in South Carolina, Washington, and Arizona until customers adapt to the new regulations, at which point loan losses will return to more historical levels.

Branch Gross Profit. Branch gross profit was $19.7 million in first quarter 2010 versus $22.0 million in first quarter 2009. Branch gross margin, which is branch gross profit as a percentage of revenues was 40.3% during first quarter 2010 and first quarter 2009. Short-term lending comparable branches during first quarter 2010 reported a gross margin of 39.0% versus 42.7% in first quarter 2009. This decline in gross profit was primarily due to the challenges in Washington and South Carolina. With respect to the overall gross margin, the decline from the short-term lending branches was partially offset by improvements from our buy here, pay here operations

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended March 31, 2009 and 2010 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches (a)	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2009	2010	2009	2010	2009	2010
		(in thousands)

Pre - 1999	33	$3,321	$2,719	58.7%	53.0%	9.4%	12.2%
1999	37	2,023	1,706	44.9%	42.2%	12.6%	11.9%
2000	45	2,166	2,178	44.9%	47.0%	17.8%	15.6%
2001	31	1,756	1,487	51.7%	47.3%	11.6%	14.7%
2002	51	2,174	2,030	42.3%	45.6%	19.5%	12.5%
2003	41	1,437	1,306	36.4%	42.3%	24.3%	9.0%
2004	63	2,164	1,752	43.9%	40.2%	9.2%	9.4%
2005	134	3,649	3,123	36.7%	34.0%	15.4%	13.1%
2006	82	2,016	277	35.8%	6.9%	17.1%	28.0%
2007	16	425	305	32.4%	26.5%	22.2%	19.6%
2008	11	213	216	33.0%	34.1%	13.2%	8.6%
2009	3	(71)	(69)		(d )	(d )	49.3%
2010	1		(33)		(d )		(d )

Sub-total	548	21,273	16,997	42.6%	38.7%	15.3%	14.1%

Consolidated branches (b)		(159)	(30)
Buy here, pay here	5	(351)	1,649	(8.0)%	34.2%	38.7%	5.6%
Other (c)		1,201	1,057

Total		$21,964	$19,673	40.3%	40.3%	15.5%	12.7%

(a)	This excludes five branches in Washington that will be closed in second quarter 2010 and are included as discontinued operations as of March 31, 2010.
(b)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(c)	Includes the sale of older debt for approximately $65,000 and $294,000 for the three months ended March 31, 2010 and 2009, respectively.
(d)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses declined slightly from $9.4 million in first quarter 2009 to $9.3 million in first quarter 2010.

Interest and Other Expenses. Net interest expense declined by approximately $300,000 from $1.0 million during first quarter 2009 to $700,000 during first quarter 2010 due to lower average outstanding debt balances.

Income Tax Provision. The effective income tax rate during first quarter 2010 was 38.6% compared to 39.0% in prior year’s first quarter.

Discontinued Operations. During the first quarter 2010, we closed four of our lower performing branches in various states and decided to close five branches in Washington during second quarter 2010 as a result of changes in the payday lending laws in Washington (effective January 1, 2010) that restrict customer usage of the payday product. We recorded approximately $391,000 in pre-tax charges during the three months ended March 31, 2010 associated with these closings and expected closings. The charges included an $182,000 loss for the disposition of fixed assets, $203,000 for lease terminations and other related occupancy costs and $6,000 for other costs.

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

As noted above, the closure of branches during the year ended December 31, 2009 included 26 branches that were not consolidated into nearby branches. These branches, as well as the four branches closed during first quarter 2010 and the five branches in Washington that are expected to close during second quarter 2010, are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three months ended March 31, 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2009	2010
Total revenues	$1,364	$209
Provision for losses	658	59
Other branch expenses	1,340	517

Branch gross loss	(634)	(367)
Other, net	(566)	(182)

Loss before income taxes	(1,200)	(549)
Benefit for income taxes	474	217

Loss from discontinued operations	$(726)	$(332)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Cash flows provided by (used for):
Operating activities	$20,702	$21,732
Investing activities	(4,737)	(488)
Financing activities	(18,740)	(26,065)

Net decrease in cash and cash equivalents	(2,775)	(4,821)

Cash and cash equivalents, beginning of year	17,314	21,151

Cash and cash equivalents, end of period	$14,539	$16,330

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

In fourth quarter 2008 and throughout 2009, the capital and credit markets became volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies. To varying degrees, the volatility in credit markets has continued in 2010. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions. At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, anticipated dividends to our stockholders, and anticipated share repurchases for the foreseeable future.

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

Net cash provided by operating activities for the three months ended March 31, 2010 was $21.7 million, approximately $1.0 million higher than the $20.7 million in comparable 2009. This increase is primarily attributable to changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments, partially offset by a decline in net income.

Net cash used by investing activities for the three months ended March 31, 2010 was $488,000, which included $490,000 for capital expenditures. The capital expenditures primarily included $103,000 for renovations to existing and acquired branches and $274,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the three months ended March 31, 2009 was $4.7 million, which consisted of approximately $4.1 million for the acquisition of two buy here, pay here locations in Missouri and $584,000 for capital expenditures. The capital expenditures primarily included $242,000 for renovations to existing and acquired branches and $239,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the three months ended March 31, 2010 was $26.1 million, which primarily consisted of $20.5 million in repayments of indebtedness under the credit facility, $5.4 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $963,000 for the repurchase of 188,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $3.5 million under the credit facility. Net cash used for financing activities for the three months ended March 31, 2009 was $18.7 million, which primarily consisted of $20.8 million in repayments of indebtedness under the credit facility, $4.6 million in repayments on the term loan, $900,000 in dividend payments to stockholders and $544,000 for the repurchase of 117,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $8.0 million under the credit facility.

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

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On May 4, 2010, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable June 1, 2010, to stockholders of record as of May 18, 2010. The total amount of the dividends paid will be approximately $900,000.

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

The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2010, we had repurchased 4.8 million shares at a total cost of approximately $52.4 million, which leaves approximately $7.6 million that may yet be purchased under the current program, which expires June 30, 2011.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2010.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 36 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of March 31, 2010, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Arizona and Illinois represented approximately 27%, 14%, 10%, 8% and 6%, respectively, of total revenues for the three months ended March 31, 2010. Our branches located in the states of Missouri, California, Arizona, Kansas and Illinois represented approximately 32%, 12%, 11%, 10% and 8%, respectively, of total branch gross profit for the three months ended March 31, 2010. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. The current Arizona payday loan statutory authority expires by its terms on June 30, 2010, and amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to the new laws in Washington and South Carolina, revenues from each state represented greater than 5% of our total revenues. The changes in these payday-specific laws, and the termination of the law in Arizona, will adversely affect the revenues and profitability of our branches in each of these states. For the three months ended March 31, 2010, compared to prior year’s first quarter, revenues from Washington and South Carolina declined by $1.4 million and $1.8 million, respectively and gross profit declined by $1.2 million and $2.3 million, respectively.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2009 and March 31, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2009 and $60,000 as of March 31, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended March 31,
	2009	2010
Allowance for loan losses

Balance, beginning of period	$180	$100
Charge-offs	(1,134)	(553)
Recoveries	328	245
Provision for losses	686	268

Balance, end of period	$60	$60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material developments in the first quarter 2010 in any cases material to the Company as reported in our 2009 Annual Report on Form 10-K. See Note 16 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 – January 31 (a)	23,407	$5.43		$8,201,394
February 1 – February 28 (a)	93,952	4.99	52,094	7,940,105
March 1 – March 31	70,590	5.20	70,590	7,573,248

Total	187,949	$5.12	122,684	$7,573,248

(a)	Stock repurchase of 23,407 shares in January 2010 and 41,858 shares in February 2010 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2010, we have repurchased 4.8 million shares at a total cost of approximately $52.4 million, which leaves approximately $7.6 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 7, 2010.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)