Form 10-Q
period 2010-06-30
QC Holdings, Inc.
filed 2010-08-05
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 000-50840

QC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-1209939
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9401 Indian Creek Parkway, Suite 1500
Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2010:

Common Stock $0.01 per share par value – 17,194,082 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2010

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year 2010.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2010
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$21,151	$14,846
Loans receivable, less allowance for losses of $10,803 at December 31, 2009 and $9,570 at June 30, 2010	74,973	62,436
Income taxes receivable	418	2,239
Deferred income taxes	4,419	4,172
Prepaid expenses and other current assets	5,346	5,925

Total current assets	106,307	89,618

Property and equipment, net	18,286	16,527

Goodwill	16,491	16,491

Deferred income taxes	1,057	1,156

Other assets, net	5,945	5,834

Total assets	$148,086	$129,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$162	$1,943
Accrued expenses and other liabilities	5,075	4,385
Accrued compensation and benefits	9,210	6,225
Deferred revenue	5,077	3,218
Revolving credit facility	20,500	10,300
Debt due within one year	9,900	10,600

Total current liabilities	49,924	36,671

Long-term debt	27,707	20,143

Other non-current liabilities	4,905	4,739

Total liabilities	82,536	61,553

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized;
20,700,250 shares issued and 17,414,116 outstanding at December 31, 2009; 20,700,250 shares issued and 17,252,152 outstanding at June 30, 2010	207	207
Additional paid-in capital	67,879	66,904
Retained earnings	32,182	35,156
Treasury stock, at cost	(33,981)	(33,532)
Accumulated other comprehensive loss	(737)	(662)

Total stockholders’ equity	65,550	68,073

Total liabilities and stockholders’ equity	$148,086	$129,626

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues
Payday loan fees	$37,915	$33,463	$76,637	$68,218
Automotive sales, interest and fees	3,250	4,747	7,629	9,572
Other	10,133	8,299	21,373	17,437

Total revenues	51,298	46,509	105,639	95,227

Branch expenses
Salaries and benefits	11,101	10,691	22,542	21,377
Provision for losses	11,515	11,109	19,904	17,274
Occupancy	5,859	5,386	11,933	11,222
Cost of sales - automotive	1,463	2,261	3,600	4,423
Depreciation and amortization	1,004	848	2,003	1,758
Other	2,887	3,369	6,210	6,640

Total branch expenses	33,829	33,664	66,192	62,694

Branch gross profit	17,469	12,845	39,447	32,533

Regional expenses	3,383	3,381	6,846	7,211
Corporate expenses	5,225	5,589	11,176	11,051
Depreciation and amortization	827	675	1,560	1,369
Interest expense, net	810	551	1,856	1,254
Other expense, net	18	19	153	34

Income from continuing operations before taxes	7,206	2,630	17,856	11,614
Provision for income taxes	2,729	1,063	6,887	4,529

Income from continuing operations	4,477	1,567	10,969	7,085
Loss from discontinued operations, net of income tax	(220)	(133)	(955)	(474)

Net income	$4,257	$1,434	$10,014	$6,611

Weighted average number of common shares outstanding:
Basic	17,459	17,351	17,465	17,416
Diluted	17,634	17,426	17,581	17,499

Earnings (loss) per share:
Basic
Continuing operations	$0.25	$0.09	$0.61	$0.39
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.03)

Net income	$0.24	$0.08	$0.56	$0.36

Diluted
Continuing operations	$0.25	$0.09	$0.61	$0.39
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.03)

Net income	$0.24	$0.08	$0.56	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities
Net income	$10,014	$6,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,657	3,180
Provision for losses	20,832	17,382
Deferred income taxes	(2,561)	129
Loss on disposal of property and equipment	846	293
Stock-based compensation	1,445	1,199
Changes in operating assets and liabilities, net of effect of acquisitions:
Loans receivable, net	(14,016)	(4,638)
Prepaid expenses and other assets	72	(580)
Other assets	(517)	(446)
Accounts payable	25	1,781
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(1,951)	(5,228)
Income taxes	(157)	(1,710)
Other non-current liabilities	117	(377)

Net operating	17,806	17,596

Cash flows from investing activities
Purchase of property and equipment	(938)	(1,141)
Proceeds from sale of property and equipment	10	3
Acquisition costs, net of cash acquired	(4,163)	(225)

Net investing	(5,091)	(1,363)

Cash flows from financing activities
Borrowings under credit facility	16,750	10,800
Repayments under credit facility	(24,500)	(21,000)
Repayments on long-term debt	(5,893)	(6,864)
Dividends to stockholders	(1,800)	(3,637)
Repurchase of common stock	(1,251)	(1,837)
Exercise of stock options	146

Net financing	(16,548)	(22,538)

Cash and cash equivalents
Net decrease	(3,833)	(6,305)
At beginning of year	17,314	21,151

At end of period	$13,481	$14,846

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,889	$1,225
Income taxes	8,984	5,796

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

Balance, December 31, 2008	17,452	$207	$67,347	$17,737	$(34,782)	$(1,090)	$49,419
Comprehensive income:
Net income				19,829
Unrealized gain on derivative instrument, net of deferred taxes of $216						353
Total comprehensive income							20,182
Common stock repurchases	(237)				(1,299)		(1,299)
Dividends to stockholders				(5,384)			(5,384)
Issuance of restricted stock awards	124		(1,313)		1,313		—
Stock-based compensation expense			2,595				2,595
Stock option exercises	75		(641)		787		146
Tax impact of stock-based compensation			(109)				(109)

Balance, December 31, 2009	17,414	207	67,879	32,182	(33,981)	(737)	65,550

Comprehensive income:
Net income				6,611
Unrealized gain on derivative instrument, net of deferred taxes of $46						75
Total comprehensive income							6,686
Common stock repurchases	(384)				(1,837)		(1,837)
Dividends to stockholders				(3,637)			(3,637)
Issuance of restricted stock awards	222		(2,286)		2,286		—
Stock-based compensation expense			1,385				1,385
Tax impact of stock-based compensation			(74)				(74)

Balance, June 30, 2010 (Unaudited)	17,252	$207	$66,904	$35,156	$(33,532)	$(662)	$68,073

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2010, the Company operated 545 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center in Kansas to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of June 30, 2010, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the six months ended June 30, 2010 was approximately $9,082 and the average term of the loan was 32 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of December 31, 2009 and June 30, 2010, and the results of operations for the three and six months ended June 30, 2009 and 2010 and cash flows for the six months ended June 30, 2009 and 2010, in conformity with GAAP. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Statements of Income, all amounts associated with the automotive sales, interest and fees and the cost of sales for the automotive business have been reclassified to separately present these items.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2009 and June 30, 2010, the Company had inventory of used vehicles totaling $1.7 million, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2009 and June 30, 2010.

Fair Value of Financial Instruments. The Company discloses financial instruments in its financial statements at fair value, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 11). The balance on the term loan was $37.6 million as of December 31, 2009 and $30.7 million as of June 30, 2010. As of June 30, 2010, the fair value of the five-year term loan was approximately $31.3 million.

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

The following table presents fair value measurements as of June 30, 2010 (in thousands):

	Fair Value Measurements			Liability at fair value
	Level 1	Level 2	Level 3

Interest rate swap agreement	$—	$1,066	$—	$1,066

Total	$—	$1,066	$—	$1,066

As of June 30, 2010, the fair value of the interest rate swap agreement was a liability of $1.1 million. For the six months ended June 30, 2010, the Company recorded unrealized gain of $121,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 12.

Note 4 – Significant Business Transactions

Closure of Branches. During the first six months of 2010, the Company closed 12 of its lower performing branches in various states. The Company recorded approximately $484,000 in pre-tax charges during the six months ended June 30, 2010 associated with these closings. The charges included $260,000 representing the loss on the disposition of fixed assets, $216,000 for lease terminations and other related occupancy costs and $8,000 for other costs. See additional information in Note 5 regarding discontinued operations.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of June 30, 2010 (in thousands):

	Balance at December 31, 2009	Additions	Reductions	Balance at June 30, 2010

Lease and related occupancy costs (a)	$299	$248	$(365)	$182
Other		8	(8)

Total	$299	$256	$(373)	$182

(a)	The additions include charges of $31,000 during the six months ended June 30, 2010 to increase the lease liabilities for branches that were closed prior to January 1, 2010. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of June 30, 2010, the balance of $182,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

The Company closed 12 branches during first six months of 2010 that were not consolidated into nearby branches. These branches and the 26 branches closed during 2009 that were not consolidated into nearby branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2009 and 2010 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Total revenues	$784	$69	$2,298	$367

Provision for losses	209	32	928	108
Other branch expenses	807	180	2,249	783

Branch gross loss	(232)	(143)	(879)	(524)
Other, net	(132)	(77)	(699)	(260)

Loss before income taxes	(364)	(220)	(1,578)	(784)
Benefit for income taxes	144	87	623	310

Loss from discontinued operations	$(220)	$(133)	$(955)	$(474)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Income available to common stockholders:
Income from continuing operations	$4,477	$1,567	$10,969	$7,085
Discontinued operations, net of income tax	(220)	(133)	(955)	(474)

Net income	$4,257	$1,434	$10,014	$6,611

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,459	17,351	17,465	17,416
Dilutive effect of stock options and unvested restricted stock	175	75	116	83

Weighted average diluted common shares outstanding	17,634	17,426	17,581	17,499

Basic earnings (loss) per share:
Continuing operations	$0.25	$0.09	$0.61	$0.39
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.03)

Net income	$0.24	$0.08	$0.56	$0.36

Diluted earnings (loss) per share:
Continuing operations	$0.25	$0.09	$0.61	$0.39
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.03)

Net income	$0.24	$0.08	$0.56	$0.36

Anti-dilutive securities. Options to purchase 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, because they were anti-dilutive. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009, because they were anti-dilutive.

Note 7 – Segment Information

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as two operating segments (Financial Services and Automotive). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The automotive segment includes our buy here, pay here operations. The Company evaluates the performance of its segments based on branch gross profit and income from continuing operations before income taxes. The following table presents summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2010
	Financial		Consolidated
	Services	Automotive	Total

Total revenues	$41,762	$4,747	$46,509

Provision for losses	9,916	1,193	11,109
Other branch expenses	19,560	2,995	22,555

Branch gross profit	12,286	559	12,845
Other, net	(9,820)	(395)	(10,215)

Income from continuing operations before taxes	$2,466	$164	$2,630

	Three Months Ended June 30, 2009
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$48,048	$3,250	$51,298

Provision for losses	10,577	938	11,515
Other branch expenses	20,126	2,188	22,314

Branch gross profit	17,345	124	17,469
Other, net	(9,808)	(455)	(10,263)

Income from continuing operations	$7,537	$(331)	$7,206

	Six Months Ended June 30, 2010
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$85,655	$9,572	$95,227

Provision for losses	15,810	1,464	17,274
Other branch expenses	39,523	5,897	45,420

Branch gross profit	30,322	2,211	32,533
Other, net	(20,103)	(816)	(20,919)

Income from continuing operations	$10,219	$1,395	$11,614

	Six Months Ended June 30, 2009
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$98,010	$7,629	$105,639

Provision for losses	17,270	2,634	19,904
Other branch expenses	41,069	5,219	46,288

Branch gross profit (loss)	39,671	(224)	39,447
Other, net	(20,819)	(772)	(21,591)

Income from continuing operations	$18,852	$(996)	$17,856

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	June 30,
	2009	2010
Financial Services	$135,693	$114,994
Automotive	12,393	14,632

Total	$148,086	$129,626

Note 8 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Average loan to customer (principal plus fee)	$367.14	$377.12	$368.01	$376.42
Average fee received by the Company	$53.34	$56.21	$53.31	$56.01
Average term of the loan (days)	16	17	16	17

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 31 days. During the three months and six months ended June 30, 2010, the Company received approximately $87,000 and $152,000, respectively from the sale of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2009 or June 30, 2010.

The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2009 and June 30, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for the open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product and the difficulty in collecting on receivable balances, the Company recorded an allowance equal to the balance of open-end credit receivables as of December 31, 2009 and June 30, 2010.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels in first half 2010 and higher than levels expected in the future due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During the first six months of 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2009 and June 30, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2009	2010	2009	2010

Balance, beginning of period	$7,821	$8,640	$6,648	$10,803
Charge-offs	(18,726)	(17,859)	(39,136)	(36,463)
Recoveries	9,069	8,132	22,230	18,600
Provision for losses	11,306	10,657	19,728	16,630

Balance, end of period	$9,470	$9,570	$9,470	$9,570

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 9 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2009	2010	2009	2010

Installment loan interest and fees	$4,177	$3,977	$8,616	$8,158
Credit service fees	1,490	1,667	3,083	3,397
Check cashing fees	1,229	1,089	3,132	2,598
Title loan fees	753	914	1,546	1,852
Other fees (a)	2,484	652	4,996	1,432

Total	$10,133	$8,299	$21,373	$17,437

(a)	The other fees for the three months and six months ended June 30, 2009 includes $1.7 million and $3.3 million, respectively, from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2009	2010

Buildings	$3,497	$3,497
Leasehold improvements	20,701	20,539
Furniture and equipment	23,535	23,956
Land	512	512
Vehicles	960	972

	49,205	49,476
Less: Accumulated depreciation and amortization	(30,919)	(32,949)

Total	$18,286	$16,527

In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2009, the balance of the deferred rent liability was approximately $325,000, of which $186,000 is classified as a non-current liability. As of June 30, 2010, the balance of the deferred rent liability was approximately $256,000, of which $116,000 is classified as a non-current liability.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2009 and June 30, 2010 (in thousands):

	December 31,	June 30,
	2009	2010

Term loan	$37,607	$30,743
Revolving credit facility	20,500	10,300

Total debt	58,107	41,043
Less: debt due within one year (a)	(30,400)	(20,900)

Long-term debt	$27,707	$20,143

(a)	As of June 30, 2010, the Company has estimated the required mandatory prepayment amount (approximately $4.1 million) that will be due by April 30, 2011 and included this amount as current portion of long-term debt in the Consolidated Balance Sheets.

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the revolving credit facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 3.50%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of June 30, 2010, the Company was in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. In March 2010, the Company made a $5.4 million principal payment on the term loan, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of June 30, 2010, approximately $29.5 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three and six months ended June 30, 2010. The Company expects approximately $762,000 of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of June 30, 2010 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,066

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the six months ended June 30, 2010.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI

Cash flow hedges:
Loss recognized in other comprehensive income	$(419)
Amount reclassified from accumulated other comprehensive loss to interest expense	540

Total	$121

Note 13 – Income taxes

Effective Tax Rate. Our effective tax rate was 39.0% for the six months ended June 30, 2010 compared to 38.6% for the six months ended June 30, 2009. Significant items impacting the 2010 rate include state tax expense, net of federal benefits and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $50,000 and $260,000 as of December 31, 2009 and June 30, 2010, respectively. The increase is related primarily to the timing of certain book/tax differences.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2010.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of June 30, 2010:

	Federal	State

Statute remains open	2006-2009	2005-2009
Tax years currently under examination	None	None

Note 14 – Credit Services Organization

Payday loans are originated by the Company at the majority of its short-term lending branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2009 and June 30, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $2.3 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2009 and $110,000 as of June 30, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2009	2010	2009	2010

Balance, beginning of period	$60	$60	$180	$100
Charge-offs	(531)	(583)	(1,665)	(1,136)
Recoveries	153	149	481	394
Provision for losses	418	484	1,104	752

Balance, end of period	$100	$110	$100	$110

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Net income	$4,257	$1,434	$10,014	$6,611
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	112	(150)	(6)	(419)
Amount reclassified to interest expense related to interest rate swap	226	246	454	540
Deferred income taxes	(127)	(37)	(170)	(46)

Other comprehensive income loss:	211	59	278	75

Comprehensive income	$4,468	$1,493	$10,292	$6,686

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2010, the Company had repurchased 5.0 million shares at a total cost of approximately $53.3 million, which leaves approximately $6.7 million that may yet be purchased under the current program, which expires June 30, 2011.

Dividends. On May 4, 2010, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on June 1, 2010 to stockholders of record as of May 18, 2010. The total amount of the dividend paid was approximately $900,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Employee stock-based compensation:
Stock options	$338	$106	$648	$245
Restricted stock awards	300	380	567	729

	638	486	1,215	974
Non-employee director stock-based compensation
Restricted stock awards			230	225

Total	$638	$486	$1,445	$1,199

Stock option grants. The Company did not grant stock options during first six months of 2010. As of June 30, 2010, the Company had 2.8 million stock options outstanding with a weighted average exercise price of $9.51 and 2.3 million stock options exercisable with a weighted average exercise price of $10.35.

Restricted stock grants. During first quarter 2010, the Company granted 375,840 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 335,600 shares granted to employees that vest equally over four years and 40,240 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.1 million. For the three and six months ended June 30, 2010, the Company recognized $117,000 and $420,000, respectively in stock-based compensation expense related to these restricted stock grants. As of June 30, 2010, there was $1.7 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2010 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	501,399	$6.56
Granted	411,640	5.61
Vested	(221,951)	5.83
Forfeited	(8,766)	6.14

Non-vested balance, June 30, 2010	682,322	$5.95

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen. Discovery has commenced, and the parties will possibly argue class certification in late 2010.

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

On December 11, 2008, the Company removed the case from state court to the United States District Court for the District of South Carolina based upon the diversity of citizenship between the subsidiary and the proposed class. On December 18, 2008, the Company filed a motion to dismiss the case based upon the parties’ arbitration agreement. Mr. Ferrell has challenged both the removal of the case to federal court and the Company’s motion to dismiss. In March 2009, the federal court ruled against the Company’s efforts to remove the case to federal court and remanded the case to state court. It did not rule on the Company’s motion to dismiss. In May 2009, the federal court issued its written ruling. The Company appealed this decision to the Fourth Circuit Court of Appeals, but in January 2010, the Fourth Circuit rejected its appeal. The case has moved back to state court for argument on whether the case should move to arbitration. The Company and other lenders in South Carolina have reached a preliminary agreement in principle with respect to the settlement of these claims, which nonbinding agreement in principle would require a contribution for plaintiff’s attorney’s fees. The Company cannot predict whether it and the other lenders in the state will reach a formal, binding agreement for the settlement of this matter, whether the final agreement will be on the terms presently contemplated or whether the proposed settlement will be approved by the court. The Company has reserved in the accompanying financial statements its estimated expenses for settling this litigation under the current parameters.

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

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that state. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceeds check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the Ohio’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division asked for an administrative hearing to determine whether the business model violates state law. A hearing officer determined, however, that the Company’s model does not violate state law. The Division is determining whether to appeal this ruling. In a separate action, the Company, joined by other short-term companies, sued the Division to bar the enforcement of these new proposed rules. In April 2010, the court overseeing the case issued a temporary restraining order against the Division, preventing the enforcement of the rules for the near future.

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

Company branches located in the states of Missouri, California, Kansas, Arizona and Illinois represented approximately 27%, 14%, 11%, 7%, and 6%, respectively, of total revenues for the six months ended June 30, 2010. Company branches located in the states of Missouri, California, Arizona, Kansas and Illinois represented approximately 34%, 13%, 10%, 9% and 8%, respectively, of total branch gross profit for the six months ended June 30, 2010. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to these new laws in Washington and South Carolina, revenues from each state were approximately 5% and 7%, respectively of total Company revenues. The changes in these payday-specific laws have adversely affected the revenues and profitability of the Company’s branches in each of these states. For the six months ended June 30, 2010, revenues from Washington and South Carolina declined by $3.0 million and $4.0 million, respectively and gross profit declined by $2.4 million and $4.0 million, respectively. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the termination of this law will have an adverse affect on the revenues and profitability of the Company.

Note 19 – Subsequent Events

Dividends. On August 3, 2010, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable on September 2, 2010 to stockholders of record as of August 19, 2010. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina and Arizona, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection, which is created by that Act, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (5) risks associated with the leverage of the Company, (6) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (7) changes in our key management personnel, (8) integration risks and costs associated with future acquisitions, and (9) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 71.6% of our total revenues for the six months ended June 30, 2010. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 545 short-term lending branches in 24 states at June 30, 2010. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. In Illinois, New Mexico, Montana and Utah, we offer longer-term installment loan products, which are amortizing loans generally over four to twelve months with principal amounts ranging between $300 and $1,000.

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

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2010 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

Since January 1, 2005, with respect to our short-term lending products, we have grown from 371 branches to 545 branches through a combination of acquisitions and new branch openings, partially offset by branch closings. During this period, we opened 256 de novo branches, acquired 75 branches and closed 157 branches. In response to changes in the overall market, over the past three years we have dramatically slowed our branch expansion efforts, and have reduced our overall number of branches from 613 at December 31, 2006 to 545 at June 30, 2010.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2005.

						June 30,
	2005	2006	2007	2008	2009	2010
Beginning branch locations	371	532	613	596	585	556
De novo branches opened during period	174	46	20	12	3	1
Acquired branches during period	10	51	13	1
Branches closed during period	(23)	(16)	(50)	(24)	(32)	(12)

Ending branch locations	532	613	596	585	556	545

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past several years a few states have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states. In Ohio, we closed 13 branches in the third quarter of 2008 in response to legislation that effectively precludes payday lending in that state, but are offering customers an alternative product at our remaining Ohio branches under a different statute.

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes are adversely affecting our revenues and operating income during 2010. The first half 2010 results from the states in which we have experienced law changes have been more negative that we expected, with revenue declines and loss rates exceeding our forecasts. For the six months ended June 30, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $10.0 million and $7.4 million, respectively, from prior year’s comparable period. In Arizona, the existing payday lending law expired on June 30, 2010. We are currently offering title loans to our Arizona customers. However, we do not expect that our customers in Arizona will embrace this product as they have the payday loan product. Our initial estimates suggest that annual revenues and gross profit will decline by up to $10 million and $8 million, respectively, as a result of this Arizona law change. To mitigate the impact of these earnings declines, we have implemented modest fee increases in a few states. Also, we expect that results from our automotive group will improve due to more industry experience and an improved collection effort. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of these challenges and opportunities in 2010 to reduce revenues by $23 million to $25 million and to reduce branch gross profit by $13 million to $15 million during the year ended 2010 compared to 2009.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

The following table sets forth our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)

Revenues
Payday loan fees	$37,915	$33,463	73.9%	71.9%
Automotive sales, interest and fees	3,250	4,747	6.3%	10.2%
Other	10,133	8,299	19.8%	17.9%

Total revenues	51,298	46,509	100.0%	100.0%

Branch expenses
Salaries and benefits	11,101	10,691	21.6%	23.0%
Provision for losses	11,515	11,109	22.4%	23.9%
Occupancy	5,859	5,386	11.4%	11.6%
Cost of sales - automotive	1,463	2,261	2.9%	4.9%
Depreciation and amortization	1,004	848	2.0%	1.8%
Other	2,887	3,369	5.6%	7.2%

Total branch expenses	33,829	33,664	65.9%	72.4%

Branch gross profit	17,469	12,845	34.1%	27.6%

Regional expenses	3,383	3,381	6.6%	7.3%
Corporate expenses	5,225	5,589	10.2%	12.0%
Depreciation and amortization	827	675	1.6%	1.4%
Interest expense, net	810	551	1.6%	1.1%
Other expense, net	18	19	0.1%	0.1%

Income from continuing operations before income taxes	7,206	2,630	14.0%	5.7%
Provision for income taxes	2,729	1,063	5.3%	2.3%

Income from continuing operations	4,477	1,567	8.7%	3.4%
Loss from discontinued operations, net of income tax	(220)	(133)	(0.4)%	(0.3)%

Net income	$4,257	$1,434	8.3%	3.1%

The following table sets forth selected information of our comparable short-term lending branches for the three months ended June 30, 2009 and 2010:

Comparable Branch Information (a):

	Three Months Ended June 30,
	2009	2010
Total revenues generated by all comparable branches (in thousands)	$47,954	$41,629
Total number of comparable branches	542	542
Average revenue per comparable branch	$88,476	$76,806

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since March 31, 2009.

The following table sets forth selected financial and statistical information for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,
	2009	2010
Short-term Lending Branch Information:
Number of branches, beginning of period	563	553
De novo branches opened
Acquired branches
Branches closed	(6)	(8)

Number of branches, end of period	557	545

Average number of branches open during period (excluding branches reported as discontinued operations)	544	545

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$273,580	$232,746
Average loan (principal plus fee)	367.14	377.12
Average fees per loan	53.34	56.21
Average fee rate per $100	17.00	17.51

Installment Loans:
Installment loan volume (in thousands)	$7,589	$6,388
Average loan (principal)	496.62	484.07
Average term (days)	184	171

Automotive Loans:
Automotive loan volume (in thousands)	$2,545	$3,852
Average loan (principal)	8,628	9,327
Average term (months)	30	33
Locations, end of period	5	5

Income from continuing operations. For the three months ended June 30, 2010, income from continuing operations was $1.6 million compared to $4.5 million for the same period in 2009. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2010, revenues were $46.5 million, a decrease of 9.4% from $51.3 million during the three months ended June 30, 2009. The decrease in revenues was primarily due to reduced payday loan volumes.

Revenues from our payday loan product represent our largest source of revenues and were approximately 71.9% of total revenues for the three months ended June 30, 2010. With respect to payday loan volume, we originated approximately $232.7 million in loans during second quarter 2010, which was a decline of 14.9% from the $273.6 million during second quarter 2009. This decline is primarily attributable to law changes in Washington, South Carolina and Virginia that severely restrict customer access to payday loans, as well as soft demand in various other states. In Virginia, we began offering an open-end credit product in late 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and discontinued the open-end credit product. The payday loan volumes in Virginia have not returned to historical levels, largely due to the various restrictions on customer borrowing contained in the existing law. A $1.5 million improvement in automotive sales and interest revenues partially offset these declines. We believe this increase is attributable to improved customer demand and an additional year of operating in the same locations. The average payday loan (including fee) totaled $377.12 in second quarter 2010 versus $367.14 during second quarter 2009. Average fees received from customers per loan increased from $53.34 in second quarter 2009 to $56.21 in second quarter 2010. Our average fee rate per $100 for second quarter 2009 was $17.51 compared to $17.00 in second quarter 2009.

The following table summarizes other revenues:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)

Installment loan interest and fees	$4,177	$3,977	8.1%	8.6%
Credit service fees	1,490	1,667	2.9%	3.6%
Check cashing fees	1,229	1,089	2.4%	2.3%
Title loan fees	753	914	1.5%	2.0%
Other fees (a)	2,484	652	4.9%	1.4%

Total	$10,133	$8,299	19.8%	17.9%

(a)	The other fees for the three months ended June 30, 2009 includes $1.7 million from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $8.3 million during second quarter 2010, down approximately $1.8 million or 17.8% from $10.1 million in the comparable prior year quarter. This decrease was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009. The decline in installment loans and check cashing fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended June 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2009	2010	% Change	2009	2010
		(in thousands)			(in thousands)

Pre - 1999	33	$5,413	$5,002	(7.6)%	$55	$51
1999	37	4,341	3,915	(9.8)%	39	35
2000	45	4,631	4,375	(5.5)%	34	32
2001	31	3,178	2,794	(12.1)%	34	30
2002	51	4,882	4,223	(13.5)%	32	28
2003	41	3,823	2,946	(23.0)%	31	24
2004	63	4,832	4,169	(13.7)%	26	22
2005	133	9,570	8,955	(6.4)%	24	22
2006	80	5,339	3,464	(35.1)%	22	14
2007	16	1,236	1,165	(5.8)%	26	24
2008	11	689	602	(12.6)%	21	18
2009	3	20	93	(b )	2	10
2010	1		28	(b )		9

Sub-total	545	47,954	41,731	(13.0)%	$29	$26

Consolidated branches (a)		63
Buy here, pay here	5	3,250	4,747
Other		31	31

Total		$51,298	$46,509	(9.3)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of June 30, 2010 have been open at least 15 months. Our revenues from comparable short-term lending branches decreased by $6.4 million, from $48.0 million during second quarter 2009 to $41.6 million in second quarter 2010. This decrease is primarily attributable to the declines in revenue from branches in Virginia, Washington and South Carolina as discussed above.

We expect the remainder of 2010 to be a very challenging period for our customers and our branch operations given the current state of the economy and certain changes in payday lending laws. With high unemployment rates, low consumer spending and low consumer confidence, we anticipate that customer demand will continue to be lower than the prior year. In Arizona, the payday lending law expired on June 30, 2010. We began offering an alternative product (title loans) through our Arizona branches in July 2010, but we believe our customers will not embrace this product as they have the payday product. In addition, changes in payday lending laws that restrict customer usage became effective during 2010 in South Carolina, Washington, Virginia and Kentucky. To offset the significant revenue and profitability declines associated with these legislative changes, we have implemented modest price increases in a few states and introduced installment loans and check cashing in certain of our locations. When evaluated in total, together with anticipated profitability improvements in our buy here, pay here business due to more industry experience and better collections, we expect the net effect of these challenges and opportunities will result in a revenue decline of approximately $23 million to $25 million and a gross profit decline of $13 million to $15 million during the year ended 2010 compared to 2009.

Branch Expenses. Total branch expenses decreased $100,000, from $33.8 million during second quarter 2009 to $33.7 million in second quarter 2010. Branch operating costs, exclusive of loan losses, increased from $22.3 million during second quarter 2009 to $22.6 million in second quarter 2010. This increase was attributable to an increase in costs associated with higher sales in the automotive business, substantially offset by lower compensation and occupancy costs. The total number of field personnel averaged 1,654 during second quarter 2010 compared to 1,786 during second quarter 2009.

The provision for losses decreased from $11.5 million in second quarter 2009 to $11.1 million during second quarter 2010. Our loss ratio was 23.9% in second quarter 2010 and 22.4% in second quarter 2009. The increase in the loss ratio reflects a higher rate of returned items to revenues quarter-to-quarter. This increase was partially offset by an improvement in our automotive loan loss experience due to a more stable economy, our increased experience in the business and added expertise in the collections group. Our charge-offs as a percentage of revenue were 39.5% during second quarter 2010 compared to 36.8% during second quarter 2009. Our collections as a percentage of charge-offs were 45.0% during second quarter 2010 and 48.0% during second quarter 2009. We received approximately $87,000 from the sale of certain payday loan receivables during second quarter 2010 that had previously been written off compared to $258,000 during second quarter 2009.

Short-term lending comparable branches totaled $10.1 million in loan losses during second quarter 2010 compared to $10.9 million for the same period in the prior year. In our comparable branches, the loss ratio was 24.3% during second quarter 2010 compared to 22.8% during second quarter 2009.

With respect to the remainder of 2010, we believe that our collections experience will be consistent with historical levels, as customers continue to adapt to the current state of the economy. As disclosed previously, with respect to introducing new products or transitioning to new laws, we anticipate that our loss ratio will be negatively affected by the legislative changes in South Carolina, Washington, and Arizona until customers adapt to the new regulations, at which point loan losses will return to more historical levels.

Branch Gross Profit. Branch gross profit was $12.8 million in second quarter 2010 versus $17.5 million in second quarter 2009. Branch gross margin, which is branch gross profit as a percentage of revenues, was 27.6% during second quarter 2010 compared to 34.1% during second quarter 2009. Short-term lending comparable branches during second quarter 2010 reported a gross margin of 28.0% versus 36.3% in second quarter 2009. This decline in gross profit was primarily due to the challenges in Washington, South Carolina, Virginia and Kentucky, which represented nearly 75% of the gross profit decline in our short-term lending branches quarter-to-quarter. With respect to the overall gross margin, the decline from the short-term lending branches was partially offset by improvements from our buy here, pay here operations.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended June 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2009	2010	2009	2010	2009	2010
		(in thousands)

Pre - 1999	33	$2,620	$2,102	48.4%	42.0%	20.7%	24.0%
1999	37	1,760	1,325	40.5%	33.8%	19.1%	21.2%
2000	45	1,838	1,637	39.7%	37.4%	23.8%	24.0%
2001	31	1,375	816	43.3%	29.2%	19.5%	28.8%
2002	51	1,825	1,449	37.4%	34.3%	25.7%	22.1%
2003	41	1,503	834	39.3%	28.3%	23.0%	23.4%
2004	63	1,700	1,102	35.2%	26.4%	19.9%	22.4%
2005	133	2,757	2,016	28.8%	22.5%	23.9%	25.5%
2006	80	1,612	74	30.2%	2.1%	24.5%	26.7%
2007	16	244	254	19.8%	21.8%	34.4%	27.7%
2008	11	220	93	31.9%	15.5%	19.2%	23.3%
2009	3	(69)	(62)	(c )	(c )	(c )	51.6%
2010	1		(13)		(c )		(c )

Sub-total	545	17,385	11,627	36.3%	27.9%	22.8%	24.4%

Consolidated branches (a)		(78)	4
Buy here, pay here	5	124	559	3.8%	11.8%	32.1%	25.1%
Other (b)		38	655

Total		$17,469	$12,845	34.1%	27.6%	22.4%	23.9%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $87,000 and $258,000 for the three months ended June 30, 2010 and 2009, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses increased from $8.6 million in second quarter 2009 to $9.0 million in second quarter 2010. The increase primarily relates to increased governmental and public affairs expenditures.

Interest and Other Expenses. Net interest expense declined by approximately $259,000 from $810,000 during second quarter 2009 to $551,000 during second quarter 2010 due to lower average outstanding debt balances.

Income Tax Provision. The effective income tax rate during second quarter 2010 was 40.4% compared to 37.9% in prior year’s second quarter. The increase was primarily due to an increase in non-deductible expenditures.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

The following table sets forth our results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)

Revenues
Payday loan fees	$76,637	$68,218	72.5%	71.6%
Automotive sales, interest and fees	7,629	9,572	7.2%	10.1%
Other	21,373	17,437	20.3%	18.3%

Total revenues	105,639	95,227	100.0%	100.0%

Branch expenses
Salaries and benefits	22,542	21,377	21.3%	22.4%
Provision for losses	19,904	17,274	18.8%	18.1%
Occupancy	11,933	11,222	11.3%	11.8%
Cost of sales - automotive	3,600	4,423	3.4%	4.6%
Depreciation and amortization	2,003	1,758	1.9%	1.8%
Other	6,210	6,640	6.0%	7.1%

Total branch expenses	66,192	62,694	62.7%	65.8%

Branch gross profit	39,447	32,533	37.3%	34.2%

Regional expenses	6,846	7,211	6.5%	7.6%
Corporate expenses	11,176	11,051	10.5%	11.7%
Depreciation and amortization	1,560	1,369	1.5%	1.4%
Interest expense, net	1,856	1,254	1.8%	1.3%
Other expense, net	153	34	0.1%	0.0%

Income from continuing operations before income taxes	17,856	11,614	16.9%	12.2%
Provision for income taxes	6,887	4,529	6.5%	4.8%

Income from continuing operations	10,969	7,085	10.4%	7.4%
Loss from discontinued operations, net of income tax	(955)	(474)	(0.9)%	(0.5)%

Net income	$10,014	$6,611	9.5%	6.9%

The following table sets forth selected information of our comparable branches for the six months ended June 30, 2009 and 2010:

Comparable Branch Information (a):

	Six Months Ended June 30,
	2009	2010

Total revenues generated by all comparable branches (in thousands)	$97,727	$85,369
Total number of comparable branches	541	541
Average revenue per comparable branch	$180,641	$157,799

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 18 months since December 31, 2008.

The following table sets forth selected financial and statistical information for the six months ended June 30, 2009 and 2010:

	Six Months Ended
	June 30,
	2009	2010

Branch Information:
Number of branches, beginning of period	585	556
De novo branches opened	1	1
Acquired branches
Branches closed	(29)	(12)

Number of branches, end of period	557	545

Average number of branches open during period (excluding branches reported as discontinued operations)	545	545

Other Information:
Payday loans:
Payday loan volume (in thousands)	$542,537	$462,085
Average loan (principal plus fee)	368.01	376.42
Average fees per loan	53.31	56.01

Installment Loans:
Installment loan volume (in thousands)	$13,916	$11,507
Average loan (principal)	499.88	487.55
Average term (days)	190	171

Automotive Loans:
Automotive loan volume (in thousands)	$6,396	$7,728
Average loan (principal)	8,725	9,082
Average term (months)	31	32
Locations, end of period	5	5

Income from continuing operations. For the six months ended June 30, 2010, income from continuing operations was $7.1 million compared to $11.0 million for the same period in 2009. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2010, revenues were $95.2 million, a 9.8% decrease from $105.6 million during the six months ended June 30, 2009. This decline is primarily attributable to law changes in Washington, South Carolina, Kentucky and Virginia that severely restrict customer access to payday loans, as well as soft demand in various other states. Revenues from states affected by law changes declined by approximately $10.0 million period-to-period. This decline was partially offset by a $1.9 million increase in automobile loan revenues. We originated approximately $462.1 million through payday loans during the six months ended June 30, 2010, which was a decrease of 14.8% from the $542.5 million during the same period in the prior year. The average loan (including fee) totaled $376.42 during the first six months of 2010 versus $368.01 in comparable 2009. Average fees received from customers per loan were $53.31 during first six months of 2009 compared to $56.01 during first six months of 2010. Our average fee rate per $100.00 was $17.48 for the first six months 2010 and $16.94 for the same period in 2009.

The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)

Installment loan interest	$8,616	$8,158	8.2%	8.6%
Credit service fees	3,083	3,397	2.9%	3.6%
Check cashing fees	3,132	2,598	3.0%	2.7%
Title loan fees	1,546	1,852	1.5%	1.9%
Other fees (a)	4,996	1,432	4.7%	1.5%

Total	$21,373	$17,437	20.3%	18.3%

(a)	The other fees for the six months ended June 30, 2009 includes $3.3 million from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $17.5 million and $21.4 for the six months ended June 30, 2010 and 2009, respectively. The decline was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009. The decline in installment loans and check cashing fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the six months ended June 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2009	2010	% Change	2009	2010
		(in thousands)			(in thousands)

Pre - 1999	33	$11,071	$10,128	(8.5)%	$56	$51
1999	37	8,841	7,960	(10.0)%	40	36
2000	45	9,451	9,009	(4.7)%	35	33
2001	31	6,575	5,940	(9.7)%	35	32
2002	51	10,021	8,673	(13.5)%	33	28
2003	41	7,770	6,031	(22.4)%	32	25
2004	63	9,767	8,522	(12.8)%	26	23
2005	133	19,478	18,110	(7.0)%	24	23
2006	80	10,870	7,446	(31.5)%	23	16
2007	16	2,548	2,315	(9.1)%	27	24
2008	11	1,336	1,235	(7.5)%	20	19
2009	3	19	175	(b )	1	10
2010	1		49	(b )		8

Sub-total	545	97,747	85,593	(12.4)%	$30	$26

Closed branches (a)		203
Buy here, pay here		7,629	9,572
Other		60	62

Total		$105,639	$95,227	(9.9)%

(a)	Amounts for closed branches do not include revenues from branches that are reported as discontinued operations.
(b)	Not meaningful.

Revenues for comparable branches decreased 12.6%, or $12.3 million, to $85.4 million for the six months ended June 30, 2010. This decrease is primarily attributable to changes in laws as noted above, as well as to reduced customer demand across most states.

Branch Expenses. Total branch expenses decreased by $3.5 million, or 5.3%, from $66.2 million during first six months of 2009 to $62.7 million in first six months of 2010. Branch operating costs, exclusive of loan losses, decreased 1.9% to $45.4 million during the six months ended June 30, 2010 compared to $46.3 million during the same period in the prior year. This decrease was primarily due to reduced compensation and occupancy costs substantially offset by higher cost of sales for automobile purchases.

The provision for losses declined from $19.9 million for the six months ended June 30, 2009 to $17.3 million during six months ended June 30, 2010. Our loss ratio improved to 18.1% for the six months ended June 30, 2010 versus 18.8% for the six months ended June 30, 2009, largely due to improvements in the automotive division and the poor 2009 loss experience associated with our Virginia open-end credit product. We sold approximately $152,000 of older debt during the first half of 2010 compared to $552,000 during the first half of 2009. Our charge-offs as a percentage of revenue were 39.2% during the six months ended June 30, 2010 compared to 37.2% in the same period of the prior year. Our collections as a percentage of charge-offs were 50.6% during the six months ended June 30, 2010 compared to 55.7% during the same period in the prior year.

Short-term lending comparable branches totaled $16.2 million in loan losses for the first six months of 2010 compared to $18.5 million in loan losses for the first six months of 2009. For these comparable branches, the loss ratio was 19.0% for the six months ended June 30, 2010 compared to 18.9% for the same period in 2009.

Branch Gross Profit. Branch gross profit decreased by $6.9 million, or 17.5%, from $39.4 million for the six months ended June 30, 2009 to $32.5 million for the six months ended June 30, 2010. Branch gross margin decreased from 37.3% to 34.2%. The majority of the decrease period-to period was attributable to results from regulatory-affected states (Washington, South Carolina, Kentucky and Virginia). In addition, lower revenues in various other states negatively impacted gross profit during first half 2010.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the six months ended June 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2009	2010	2009	2010	2009	2010
		(in thousands)
Pre - 1999	33	$5,941	$4,820	53.7%	47.6%	14.9%	18.0%
1999	37	3,783	3,031	42.8%	38.1%	15.8%	16.5%
2000	45	4,004	3,815	42.4%	42.3%	20.7%	19.7%
2001	31	3,131	2,303	47.6%	38.8%	15.4%	21.3%
2002	51	3,998	3,479	39.9%	40.1%	22.5%	17.2%
2003	41	2,939	2,140	37.8%	35.5%	23.7%	16.0%
2004	63	3,865	2,853	39.6%	33.5%	14.5%	15.8%
2005	133	6,413	5,145	32.9%	28.4%	19.6%	19.2%
2006	80	3,635	358	33.4%	4.8%	20.4%	27.5%
2007	16	669	559	26.3%	24.2%	28.1%	23.7%
2008	11	433	309	32.4%	25.0%	16.3%	15.8%
2009	3	(140)	(130)	(c )	(c )	(c )	(c )
2010	1		(45)		(c )		(c )

Sub-total	545	38,671	28,637	39.6%	33.5%	18.9%	19.1%

Closed branches (a)		(237)	(26)
Buy here, pay here		(224)	2,211	(3.0)%	23.0%	35.9%	15.3%
Other (b)		1,237	1,711

Total		$39,447	$32,533	37.3%	34.2%	18.8%	18.1%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.

(b)	Includes the sale of older debt for approximately $152,000 for the six months ended June 30, 2010 and $552,000 for six months ended June 30, 2009.
(c)	Not meaningful.

Comparable branches for the six months ended June 30, 2010 reported a gross margin of 33.8% versus 39.7% in the comparable prior year period.

Regional and Corporate Expenses. Regional and corporate expenses increased by $300,000 from $18.0 million during the six months ended June 30, 2009 to $18.3 million in the current year period. This increase reflects higher governmental affairs and public affairs expenditures during 2010 compared to 2009.

Interest and Other Expenses. Interest expense totaled $1.3 million during the six months ended June 30, 2010 compared to interest expense of $1.9 million during the six months ended June 30, 2009. The lower level of interest expense reflects lower average debt balances and interest rates during the six months ended June 30, 2010.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2010 was 39.0% compared to 38.6% for the six months ended June 30, 2009.

Discontinued Operations. During the first six months of 2010, we closed 12 of our lower performing branches in various states. We recorded approximately $484,000 in pre-tax charges during the six months ended June 30, 2010 associated with these closings. The charges included a $259,000 loss for the disposition of fixed assets, $217,000 for lease terminations and other related occupancy costs and $8,000 for other costs.

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

As noted above, the closure of branches during the year ended December 31, 2009 included 26 branches that were not consolidated into nearby branches. These branches, as well as the 12 branches closed during first half 2010, are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three and six months ended June 30, 2009 and 2010 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended March 31,
	2009	2010	2009	2010
Total revenues	$784	$69	$2,298	$367
Provision for losses	209	32	928	108
Other branch expenses	807	180	2,249	783

Branch gross loss	(232)	(143)	(879)	(524)
Other, net	(132)	(77)	(699)	(260)

Loss before income taxes	(364)	(220)	(1,578)	(784)
Benefit for income taxes	144	87	623	310

Loss from discontinued operations	$(220)	$(133)	$(955)	$(474)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2009	2010
Cash flows provided by (used for):
Operating activities	$17,806	$17,596
Investing activities	(5,091)	(1,363)
Financing activities	(16,548)	(22,538)

Net decrease in cash and cash equivalents	(3,833)	(6,305)

Cash and cash equivalents, beginning of year	17,314	21,151

Cash and cash equivalents, end of period	$13,481	$14,846

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

In accordance with generally accepted accounting principles, amounts drawn on our revolving credit facility are shown as debt due within one year. Under the terms of our credit agreement, however, our revolving credit facility does not mature until December 2012, and no principal amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as we are in compliance with our financial and other covenants in the credit facility, we do not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

Net cash provided by operating activities for the six months ended June 30, 2010 was $17.6 million, approximately $200,000 lower than the $17.8 million in comparable 2009. This decline is primarily attributable to a decline in net income partially offset by changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the six months ended June 30, 2010 was $1.4 million, which included $1.1 million for capital expenditures. The capital expenditures primarily included $364,000 for renovations to existing and acquired branches and $699,000 for technology and other furnishings at the corporate office. Net cash used by investing activities for the six months ended June 30, 2009 was $5.1 million, which consisted of approximately $4.2 million for the acquisition of two buy here, pay here locations in Missouri and $938,000 for capital expenditures. The capital expenditures primarily included $415,000 for renovations to existing and acquired branches and $318,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the six months ended June 30, 2010 was $22.5 million, which primarily consisted of $21.0 million in repayments of indebtedness under the credit facility, $6.9 million in repayments on the term loan, $3.6 million in dividend payments to stockholders and $1.8 million for the repurchase of 384,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $10.8 million under the credit facility. Net cash used for financing activities for the six months ended June 30, 2009 was $16.5 million, which primarily consisted of $24.5 million in repayments of indebtedness under the credit facility, $5.9 million in repayments on the term loan, $1.8 million in dividend payments to stockholders and $1.3 million for the repurchase of 228,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $16.8 million under the credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during the remainder of 2010. Expected short-term uses of cash include funding of any increases in payday loans, debt repayments, interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On August 3, 2010, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable September 2, 2010, to stockholders of record as of August 19, 2010. The total amount of the dividends paid will be approximately $900,000.

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

The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2010, we had repurchased 5.0 million shares at a total cost of approximately $53.3 million, which leaves approximately $6.7 million that may yet be purchased under the current program, which expires June 30, 2011.

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

As of June 30, 2010, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Arizona and Illinois represented approximately 27%, 14%, 11%, 7% and 6%, respectively, of total revenues for the six months ended June 30, 2010. Our branches located in the states of Missouri, California, Arizona, Kansas and Illinois represented approximately 34%, 13%, 10%, 9% and 8%, respectively, of total branch gross profit for the six months ended June 30, 2010. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. For example, amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to the new laws in Washington and South Carolina, revenues from each state represented approximately 5% and 7%, respectively of our total revenues. The changes in these payday-specific laws will have adversely affected the revenues and profitability of our branches in each of these states. For the six months ended June 30, 2010, compared to the same period in the prior year, revenues from Washington and South Carolina declined by $3.0 million and $4.0 million, respectively and gross profit declined by $2.4 million and $4.0 million, respectively. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the termination of this law will have an adverse affect on the revenues and profitability of the Company.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2009 and June 30, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $2.3 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2009 and $110,000 as of June 30, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for loan losses	2009	2010	2009	2010

Balance, beginning of period	$60	$60	$180	$100
Charge-offs	(531)	(583)	(1,665)	(1,136)
Recoveries	153	149	481	394
Provision for losses	418	484	1,104	752

Balance, end of period	$100	$110	$100	$110

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the second quarter 2010 in any cases material to the Company as reported in our 2009 Annual Report on Form 10-K. See Note 17 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 – April 30	62,374	$5.38	62,374	$7,237,767
May 1 – May 31	70,970	4.14	70,970	6,944,235
June 1 – June 30	62,622	3.92	62,622	6,698,778

Total	195,966	$4.46	195,966	$6,698,778

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2010, we have repurchased 5.0 million shares at a total cost of approximately $53.3 million, which leaves approximately $6.7 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 5, 2010.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)