Form 10-Q
period 2010-09-30
QC Holdings, Inc.
filed 2010-11-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2010:

Common Stock $0.01 per share par value – 17,066,056 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2010

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year 2010.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2009	September 30, 2010
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$21,151	$15,206
Loans receivable, less allowance for losses of $10,803 at December 31, 2009 and $9,720 at September 30, 2010	74,973	66,027
Income taxes receivable	418	59
Deferred income taxes	4,419	4,851
Prepaid expenses and other current assets	5,346	6,392

Total current assets	106,307	92,535

Property and equipment, net	18,286	15,219

Goodwill	16,491	16,491

Deferred income taxes	1,057	1,261

Other assets, net	5,945	6,288

Total assets	$148,086	$131,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$162	$1,380
Accrued expenses and other liabilities	5,075	4,741
Accrued compensation and benefits	9,210	6,239
Deferred revenue	5,077	3,303
Revolving credit facility	20,500	12,950
Debt due within one year	9,900	9,950

Total current liabilities	49,924	38,563

Long-term debt	27,707	19,293

Other non-current liabilities	4,905	4,873

Total liabilities	82,536	62,729

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,414,116 outstanding at December 31, 2009; 20,700,250 shares issued and 17,093,323 outstanding at September 30, 2010	207	207
Additional paid-in capital	67,879	67,357
Retained earnings	32,182	36,304
Treasury stock, at cost	(33,981)	(34,172)
Accumulated other comprehensive loss	(737)	(631)

Total stockholders’ equity	65,550	69,065

Total liabilities and stockholders’ equity	$148,086	$131,794

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues
Payday loan fees	$42,016	$33,609	$117,659	$101,005
Automotive sales, interest and fees	3,820	5,212	11,449	14,784
Other	9,680	9,615	30,869	26,994

Total revenues	55,516	48,436	159,977	142,783

Branch expenses
Salaries and benefits	11,012	10,872	33,258	31,967
Provision for losses	14,326	11,152	33,984	28,269
Occupancy	5,710	5,632	17,431	16,649
Cost of sales - automotive	1,560	2,647	5,160	7,070
Depreciation and amortization	952	832	2,917	2,561
Other	3,247	3,380	9,366	9,916

Total branch expenses	36,807	34,515	102,116	96,432

Branch gross profit	18,709	13,921	57,861	46,351

Regional expenses	3,412	3,483	10,258	10,695
Corporate expenses	6,238	5,289	17,414	16,340
Depreciation and amortization	710	659	2,270	2,028
Interest expense, net	789	566	2,643	1,819
Other expense, net	30	39	183	73

Income from continuing operations before taxes	7,530	3,885	25,093	15,396
Provision for income taxes	2,864	1,541	9,635	6,029

Income from continuing operations	4,666	2,344	15,458	9,367
Loss from discontinued operations, net of income tax	(34)	(304)	(812)	(716)

Net income	$4,632	$2,040	$14,646	$8,651

Weighted average number of common shares outstanding:
Basic	17,408	17,166	17,446	17,332
Diluted	17,589	17,258	17,577	17,411

Earnings (loss) per share:
Basic
Continuing operations	$0.26	$0.13	$0.86	$0.52
Discontinued operations		(0.02)	(0.05)	(0.04)

Net income	$0.26	$0.11	$0.81	$0.48

Diluted
Continuing operations	$0.26	$0.13	$0.86	$0.52
Discontinued operations		(0.02)	(0.05)	(0.04)

Net income	$0.26	$0.11	$0.81	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities
Net income	$14,646	$8,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,368	4,675
Provision for losses	35,587	28,570
Deferred income taxes	(3,235)	(674)
Loss on disposal of property and equipment	921	472
Stock-based compensation	1,991	1,685
Changes in operating assets and liabilities, net of effect of acquisitions:
Loans receivable, net	(30,385)	(19,127)
Prepaid expenses and other assets	165	(1,047)
Other assets	(910)	(1,191)
Accounts payable	272	1,218
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(1,001)	(4,722)
Income taxes	(781)	434
Other non-current liabilities	373	(239)

Net operating	23,011	18,705

Cash flows from investing activities
Purchase of property and equipment	(1,213)	(1,407)
Proceeds from sale of property and equipment	18	207
Acquisition costs, net of cash acquired	(4,162)	(530)

Net investing	(5,357)	(1,730)

Cash flows from financing activities
Borrowings under credit facility	16,750	17,250
Repayments under credit facility	(26,500)	(24,800)
Repayments on long-term debt	(7,143)	(8,364)
Dividends to stockholders	(2,696)	(4,529)
Repurchase of common stock	(1,282)	(2,477)
Exercise of stock options	146

Net financing	(20,725)	(22,920)

Cash and cash equivalents
Net decrease	(3,071)	(5,945)
At beginning of year	17,314	21,151

At end of period	$14,243	$15,206

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$2,682	$1,795
Income taxes	13,122	5,796

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance, December 31, 2008	17,452	$207	$67,347	$17,737	$(34,782)	$(1,090)	$49,419

Comprehensive income:
Net income				19,829
Unrealized gain on derivative instrument, net of deferred taxes of $216						353
Total comprehensive income							20,182
Common stock repurchases	(237)				(1,299)		(1,299)
Dividends to stockholders				(5,384)			(5,384)
Issuance of restricted stock awards	124		(1,313)		1,313		—
Stock-based compensation expense			2,595				2,595
Stock option exercises	75		(641)		787		146
Tax impact of stock-based compensation			(109)				(109)

Balance, December 31, 2009	17,414	207	67,879	32,182	(33,981)	(737)	65,550

Comprehensive income:
Net income				8,651
Unrealized gain on derivative instrument, net of deferred taxes of $65						106
Total comprehensive income							8,757
Common stock repurchases	(543)				(2,477)		(2,477)
Dividends to stockholders				(4,529)			(4,529)
Issuance of restricted stock awards	222		(2,286)		2,286		—
Stock-based compensation expense			1,870				1,870
Tax impact of stock-based compensation			(106)				(106)

Balance, September 30, 2010 (Unaudited)	17,093	$207	$67,357	$36,304	$(34,172)	$(631)	$69,065

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2010, the Company operated 537 short-term lending branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center in Kansas to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of September 30, 2010, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the nine months ended September 30, 2010 was approximately $9,209 and the average term of the loan was 32 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2009 and 2010 and cash flows for the nine months ended September 30, 2009 and 2010, in conformity with GAAP. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Statements of Income, all amounts associated with the automotive sales, interest and fees and the cost of sales for the automotive business have been reclassified to separately present these items.

Inventories. Inventories primarily consist of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2009 and September 30, 2010, the Company had inventory of used vehicles totaling $1.7 million and $2.1 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2009 and September 30, 2010.

Fair Value of Financial Instruments. The Company discloses financial instruments in its financial statements at fair value, which represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, borrowings under the credit facility and accounts payable are short-term in nature and their carrying value approximates fair value. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 11). The balance on the term loan was $37.6 million as of December 31, 2009 and $29.2 million as of September 30, 2010. As of December 31, 2009 and September 30, 2010, the fair value of the five-year term loan was approximately $35.2 million and $30.0 million, respectively.

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

In July 2010, FASB issued guidance to improve disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of this guidance, an entity will be required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents fair value measurements as of September 30, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$1,016	$—	$1,016

Total	$—	$1,016	$—	$1,016

As of September 30, 2010, the fair value of the interest rate swap agreement was a liability of $1.0 million. For the nine months ended September 30, 2010, the Company recorded unrealized gain of $171,000 on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Note 12.

Note 4 – Significant Business Transactions

Closure of Branches. During the first nine months of 2010, the Company closed 20 of its lower performing branches in various states and decided it will close two branches in Arizona during fourth quarter 2010. The Company recorded approximately $768,000 in pre-tax charges during the nine months ended September 30, 2010 associated with these closings. The charges included $399,000 representing the loss on the disposition of fixed assets, $353,000 for lease terminations and other related occupancy costs and $16,000 for other costs. See additional information in Note 5 regarding discontinued operations.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of September 30, 2010 (in thousands):

	Balance at December 31, 2009	Additions	Reductions	Balance at September 30, 2010
Lease and related occupancy costs (a)	$299	$384	$(480)	$203
Other		16	(16)

Total	$299	$400	$(496)	$203

(a)	The additions include charges of $32,000 during the nine months ended September 30, 2010 to increase the lease liabilities for branches that were closed prior to January 1, 2010. The increase was primarily due to changes in estimates based on the Company’s ability to sub-lease space in branch locations.

As of September 30, 2010, the balance of $203,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Note 5 – Discontinued Operations

The Company closed 20 branches during first nine months of 2010 that were not consolidated into nearby branches and decided to close two branches in Arizona during fourth quarter 2010. These branches and the 26 branches closed during 2009 that were not consolidated into nearby branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2009 and 2010 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$1,324	$43	$4,800	$1,290
Provision for losses	428	35	1,602	301
Other branch expenses	908	372	3,794	1,773

Branch gross loss	(12)	(364)	(596)	(784)
Other, net	(45)	(139)	(746)	(399)

Loss before income taxes	(57)	(503)	(1,342)	(1,183)
Benefit for income taxes	23	199	530	467

Loss from discontinued operations	$(34)	$(304)	$(812)	$(716)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Income available to common stockholders:
Income from continuing operations	$4,666	$2,344	$15,458	$9,367
Discontinued operations, net of income tax	(34)	(304)	(812)	(716)

Net income	$4,632	$2,040	$14,646	$8,651

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,408	17,166	17,446	17,332
Dilutive effect of stock options and unvested restricted stock	181	92	131	79

Weighted average diluted common shares outstanding	17,589	17,258	17,577	17,411

Basic earnings (loss) per share:
Continuing operations	$0.26	$0.13	$0.86	$0.52
Discontinued operations		(0.02)	(0.05)	(0.04)

Net income	$0.26	$0.11	$0.81	$0.48

Diluted earnings (loss) per share:
Continuing operations	$0.26	$0.13	$0.86	$0.52
Discontinued operations		(0.02)	(0.05)	(0.04)

Net income	$0.26	$0.11	$0.81	$0.48

Anti-dilutive securities. Options to purchase 2.7 million shares and 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, because they were anti-dilutive. Options to purchase 2.3 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, because they were anti-dilutive.

Note 7 – Segment Information

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as two operating segments (Financial Services and Automotive). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The automotive segment consists of our buy here, pay here operations. The Company evaluates the performance of its segments based on branch gross profit and income from continuing operations before income taxes.

The following table presents summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2010
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$43,224	$5,212	$48,436

Provision for losses	9,746	1,406	11,152
Other branch expenses	19,977	3,386	23,363

Branch gross profit	13,501	420	13,921
Other, net (a)	(9,559)	(477)	(10,036)

Income from continuing operations before taxes	$3,942	$(57)	$3,885

	Three Months Ended September 30, 2009
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$51,696	$3,820	$55,516

Provision for losses	12,945	1,381	14,326
Other branch expenses	20,106	2,375	22,481

Branch gross profit	18,645	64	18,709
Other, net (a)	(10,776)	(403)	(11,179)

Income from continuing operations	$7,869	$(339)	$7,530

	Nine Months Ended September 30, 2010
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$127,999	$14,784	$142,783

Provision for losses	25,399	2,870	28,269
Other branch expenses	58,881	9,282	68,163

Branch gross profit	43,719	2,632	46,351
Other, net (a)	(29,661)	(1,294)	(30,955)

Income from continuing operations	$14,058	$1,338	$15,396

	Nine Months Ended September 30, 2009
	Financial		Consolidated
	Services	Automotive	Total
Total revenues	$148,528	$11,449	$159,977

Provision for losses	29,970	4,014	33,984
Other branch expenses	60,537	7,595	68,132

Branch gross profit (loss)	58,021	(160)	57,861
Other, net (a)	(31,593)	(1,175)	(32,768)

Income from continuing operations	$26,428	$(1,335)	$25,093

(a) Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest and other expenses.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	September 30,
	2009	2010
Financial Services	$135,693	$115,797
Automotive	12,393	15,997

Total	$148,086	$131,794

Note 8 – Allowance for Doubtful Accounts and Provision for Losses

When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Average loan to customer (principal plus fee)	$366.15	$374.92	$367.16	$375.52
Average fee received by the Company	$54.12	$56.13	$53.59	$56.03
Average term of the loan (days)	16	17	16	17

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 31 days. During the three months and nine months ended September 30, 2010, the Company received cash of approximately $175,000 and $327,000, respectively from selling older debt (payday loan receivables that the Company had previously charged off). The sales were recorded as a recovery within the allowance for loan losses.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. There were no qualitative adjustments made to the allowance as of December 31, 2009 or September 30, 2010.

The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2009 and September 30, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for the open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product and the difficulty in collecting on receivable balances, the Company recorded an allowance equal to the balance of open-end credit receivables as of December 31, 2009 and September 30, 2010.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels during first nine months of 2010 and higher than levels expected in the future due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During the first nine months of 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2009 and September 30, 2010, the Company reviewed various qualitative factors and determined that no qualitative adjustment was needed.

The following tables summarize the activity in the allowance for loan losses during the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for loan losses	2009	2010	2009	2010
Balance, beginning of period	$9,470	$9,571	$6,648	$10,803
Charge-offs	(23,073)	(19,677)	(62,209)	(56,139)
Recoveries	9,948	9,293	32,178	27,893
Provision for losses	14,093	10,533	33,821	27,163

Balance, end of period	$10,438	$9,720	$10,438	$9,720

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

Note 9 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Installment loan interest and fees	$4,571	$4,666	$13,187	$12,824
Credit service fees	1,803	1,915	4,885	5,312
Check cashing fees	1,124	1,072	4,199	3,632
Title loan fees	802	1,311	2,348	3,164
Other fees (a)	1,380	651	6,250	2,062

Total	$9,680	$9,615	$30,869	$26,994

(a)	The other fees for the three months and nine months ended September 30, 2009 includes $543,000 and $3.7 million, respectively, from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2009	2010
Buildings	$3,497	$3,262
Leasehold improvements	20,701	20,261
Furniture and equipment	23,535	23,895
Land	512	512
Vehicles	960	962

	49,205	48,892
Less: Accumulated depreciation and amortization	(30,919)	(33,673)

Total	$18,286	$15,219

In February 2005, the Company entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas. As part of the lease agreement, the Company received a tenant allowance from the landlord for leasehold improvements totaling $976,000. The tenant allowance was recorded by the Company as a deferred rent liability and is being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2009, the balance of the deferred rent liability was approximately $325,000, of which $186,000 is classified as a non-current liability. As of September 30, 2010, the balance of the deferred rent liability was approximately $220,000, of which $81,000 is classified as a non-current liability.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2009 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2009	2010
Term loan	$37,607	$29,243
Revolving credit facility	20,500	12,950

Total debt	58,107	42,193
Less: debt due within one year (a)	(30,400)	(22,900)

Long-term debt	$27,707	$19,293

(a)	As of September 30, 2010, the Company has estimated the required mandatory prepayment amount (approximately $2.8 million) that will be due by April 30, 2011 and included this amount as current portion of long-term debt in the Consolidated Balance Sheets.

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the revolving credit facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%, either of which is then added to a maximum margin of 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 4.00%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of September 30, 2010, the Company was in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of September 30, 2010, approximately $28.0 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three and nine months ended September 30, 2010. The Company expects approximately $734,000 of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of September 30, 2010 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$1,016

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the nine months ended September 30, 2010.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
Cash flow hedges:
Loss recognized in other comprehensive income	$(587)
Amount reclassified from accumulated other comprehensive loss to interest expense	758

Total	$171

Note 13 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 39.2% for the nine months ended September 30, 2010 compared to 38.4% for the nine months ended September 30, 2009. Significant items impacting the 2010 rate include state tax expense, net of federal benefits and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $50,000 and $257,000 as of December 31, 2009 and September 30, 2010, respectively. The increase is related primarily to the timing of certain book/tax differences.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2010.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of September 30, 2010:

	Federal	State
Statute remains open	2007-2009	2006-2009
Tax years currently under examination	None	None

Note 14 – Credit Services Organization

Payday loans are originated by the Company at the majority of its short-term lending branches, except branches in Texas. For its locations in Texas, the Company began operating as a credit service organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2009 and September 30, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $2.5 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2009 and $80,000 as of September 30, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for loan losses	2009	2010	2009	2010
Balance, beginning of period	$100	$110	$180	$100
Charge-offs	(841)	(891)	(2,506)	(2,027)
Recoveries	179	206	660	600
Provision for losses	662	655	1,766	1,407

Balance, end of period	$100	$80	$100	$80

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net income	$4,632	$2,040	$14,646	$8,651
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	(371)	(168)	(377)	(587)
Amount reclassified to interest expense related to interest rate swap	286	218	740	758
Deferred income taxes	32	(19)	(138)	(65)

Other comprehensive income (loss):	(53)	31	225	106

Comprehensive income	$4,579	$2,071	$14,871	$8,757

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2010, the Company had repurchased 5.2 million shares at a total cost of approximately $53.9 million, which leaves approximately $6.1 million that may yet be purchased under the current program, which expires June 30, 2011.

Dividends. On August 3, 2010, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on September 2, 2010 to stockholders of record as of August 19, 2010. The total amount of the dividend paid was approximately $892,000. For the nine months ended September 30, 2010, the Company has paid dividends to its stockholders totaling $4.5 million.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Employee stock-based compensation:
Stock options	$248	$105	$896	$350
Restricted stock awards	299	380	865	1,109

	547	485	1,761	1,459
Non-employee director stock-based compensation
Restricted stock awards			230	226

Total	$547	$485	$1,991	$1,685

Stock option grants. The Company did not grant stock options during first nine months of 2010. As of September 30, 2010, the Company had 2.8 million stock options outstanding with a weighted average exercise price of $9.51 and 2.3 million stock options exercisable with a weighted average exercise price of $10.35.

Restricted stock grants. During first quarter 2010, the Company granted 375,840 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 335,600 shares granted to employees that vest equally over four years and 40,240 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.1 million. For the three and nine months ended September 30, 2010, the Company recognized $117,000 and $653,000, respectively in stock-based compensation expense related to these restricted stock grants. As of September 30, 2010, there was $1.4 million of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 3.25 years.

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2010 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	501,399	$6.56
Granted	411,640	5.61
Vested	(221,951)	5.83
Forfeited	(15,091)	6.08

Non-vested balance, September 30, 2010	675,997	$5.95

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen. Discovery has commenced, and the parties will possibly argue class certification in early 2011.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. Defendants appealed those rulings, and a decision is expected by the end of 2010 from the North Carolina Court of Appeals. However, one of the three defendants has recently settled its action in North Carolina, so it is expected that the Court of Appeals will issue decisions in only two of the companion cases. The Company will argue its own issues concerning arbitration and class certification before the trial court in early 2011.

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handling the three companion cases.

South Carolina. On October 30, 2008, a subsidiary of the Company was sued in the Fifth Judicial Circuit Court of Common Pleas in South Carolina in a putative class action lawsuit filed by Carl G. Ferrell, a customer of the South Carolina subsidiary. Mr. Ferrell alleged that the subsidiary violated the South Carolina Deferred Presentment Services Act by including an arbitration provision and class action waiver in its loan agreements. Mr. Ferrell alleged further that the subsidiary did not appropriately take into account his ability to repay his loan with the subsidiary, and it was his contention that this alleged failure violated the South Carolina Deferred Presentment Services Act, was negligent, breached the covenant of good faith and fair dealing, and served as the basis for a civil conspiracy. Mr. Ferrell made the same allegations in cases against several other lenders. The Company and other lenders in South Carolina reached a settlement agreement with the plaintiff, which was approved by the Court in September 2010. The settlement was not material to the results of operations or financial condition of the Company.

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

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that state. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceeds check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the Ohio’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division asked for an administrative hearing to determine whether the business model violates state law. A hearing officer determined, however, that the Company’s model does not violate state law. The Division is determining whether to appeal this ruling. In a separate action, the Company, joined by other short-term lending companies, sued the Division to bar the enforcement of these new proposed rules. In April 2010, the court overseeing the case issued a temporary restraining order against the Division, preventing the enforcement of the rules for the near future.

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

Company branches located in the states of Missouri, California, Kansas, Illinois and Arizona represented approximately 28%, 14%, 11%, 6%, and 5%, respectively, of total revenues for the nine months ended September 30, 2010. Company branches located in the states of Missouri, California, Kansas, Illinois, New Mexico and Arizona represented approximately 36%, 15%, 9%, 8%, 5% and 5%, respectively, of total branch gross profit for the nine months ended September 30, 2010. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to these new laws in Washington and South Carolina, revenues from each state were approximately 5% and 7%, respectively of total Company revenues. The changes in these payday-specific laws each had a significant adverse effect on the revenues and profitability of the Company’s branches in each of these states. For the nine months ended September 30, 2010, revenues from Washington and South Carolina declined by $4.5 million and $6.1 million, respectively and gross profit declined by $3.4 million and $5.3 million, respectively. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the termination of this law had a significant adverse effect on the revenues and profitability of the Company. For the three months ended September 30, 2010, revenues and gross profit from the Arizona branches declined by $3.3 million and $2.7 million respectively, from the same period in the prior year.

Note 19 – Subsequent Events

Dividends. On November 2, 2010, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable on December 1, 2010 to stockholders of record as of November 17, 2010. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly the magnitude of the adverse impact as a result of changes in Washington, South Carolina, Arizona, Virginia and Kentucky (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection, which is created by that Act, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (5) risks associated with the leverage of the Company, (6) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (7) changes in our key management personnel, (8) integration risks and costs associated with future acquisitions, and (9) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 70.7% of our total revenues for the nine months ended September 30, 2010. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 537 short-term lending branches in 24 states at September 30, 2010. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

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

We also sell used automobiles through five buy here, pay here locations (two in Kansas and three in Missouri). We finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

The Company has elected to organize and report on these business units as two operating segments (Financial Services and Automotive). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The automotive segment consists of our buy here, pay here operations. The Company evaluates the performance of its segments based on branch gross profit and income from continuing operations before income taxes.

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

We evaluate our branches based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues), with consideration given to the length of time the branch has been open and its geographic location. We evaluate changes in comparable branch metrics on a routine basis to assess operating efficiency. We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2010 have been open at least 15 months on that date. We monitor newer branches for their progress to profitability and rate of loan growth.

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

Since January 1, 2005, with respect to our short-term lending products, we have grown from 371 branches to 537 branches through a combination of acquisitions and new branch openings, partially offset by branch closings. During this period, we opened 256 de novo branches, acquired 75 branches and closed 165 branches. In response to changes in the overall market, over the past few years we have dramatically slowed our branch expansion efforts, and have reduced our overall number of branches from 596 at December 31, 2007 to 537 at September 30, 2010.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2005.

	2005	2006	2007	2008	2009	September 30, 2010
Beginning branch locations	371	532	613	596	585	556
De novo branches opened during period	174	46	20	12	3	1
Acquired branches during period	10	51	13	1
Branches closed during period	(23)	(16)	(50)	(24)	(32)	(20)

Ending branch locations	532	613	596	585	556	537

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During the remainder of 2010, we do not expect to open any payday-focused branches or buy here, pay here locations.

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction, loan caps or other measures, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past several years a few states have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states.

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes are adversely affecting our revenues and operating income during 2010. The results for the first nine months of 2010 from the states in which we have experienced law changes have been more negative than we expected, with revenue declines and loss rates exceeding our forecasts. For the nine months ended September 30, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.2 million and $9.5 million, respectively, from prior year’s comparable period. In Arizona, the existing payday lending law expired on June 30, 2010. We are currently offering title loans to our Arizona customers. However, our customers in Arizona have not embraced this product as they did the payday loan product. For the three months ended September 30, 2010, revenues and gross profit from our Arizona branches declined by $3.3 million and $2.7 million, respectively, from the same period in the prior year. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of these challenges in 2010 to reduce revenues by $23 million to $25 million and to reduce branch gross profit by $16 million to $18 million during the year ended December 31, 2010 compared to 2009.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

The following table sets forth our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$42,016	$33,609	75.7%	69.4%
Automotive sales, interest and fees	3,820	5,212	6.9%	10.8%
Other	9,680	9,615	17.4%	19.8%

Total revenues	55,516	48,436	100.0%	100.0%

Branch expenses
Salaries and benefits	11,012	10,872	19.8%	22.4%
Provision for losses	14,326	11,152	25.8%	23.0%
Occupancy	5,710	5,632	10.3%	11.6%
Cost of automotive sales	1,560	2,647	2.8%	5.5%
Depreciation and amortization	952	832	1.7%	1.7%
Other	3,247	3,380	5.9%	7.1%

Total branch expenses	36,807	34,515	66.3%	71.3%

Branch gross profit	18,709	13,921	33.7%	28.7%

Regional expenses	3,412	3,483	6.1%	7.2%
Corporate expenses	6,238	5,289	11.2%	10.9%
Depreciation and amortization	710	659	1.3%	1.4%
Interest expense, net	789	566	1.4%	1.1%
Other expense, net	30	39	0.1%	0.1%

Income from continuing operations before income taxes	7,530	3,885	13.6%	8.0%
Provision for income taxes	2,864	1,541	5.2%	3.2%

Income from continuing operations	4,666	2,344	8.4%	4.8%
Loss from discontinued operations, net of income tax	(34)	(304)	(0.1)%	(0.6)%

Net income	$4,632	$2,040	8.3%	4.2%

The following table sets forth selected information of our Financial Services comparable branches for the three months ended September 30, 2009 and 2010:

Financial Services Comparable Branch Information (a):	Three Months Ended September 30,
	2009	2010
Total revenues generated by all comparable branches (in thousands)	$51,615	$43,060
Total number of comparable branches	532	532
Average revenue per comparable branch	$97,021	$80,940

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 15 months since June 30, 2009.

The following table sets forth selected financial and statistical information for the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30,
	2009	2010
Financial Services Branch Information:
Number of branches, beginning of period	557	545
De novo branches opened	2
Acquired branches
Branches closed	(1)	(8)

Number of branches, end of period	558	537

Average number of branches open during period (excluding branches reported as discontinued operations)	536	537

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$292,008	$231,848
Average loan (principal plus fee)	366.15	374.92
Average fees per loan	54.12	56.13
Average fee rate per $100	17.34	17.61

Installment Loans:
Installment loan volume (in thousands)	$7,877	$9,382
Average loan (principal)	501.63	490.04
Average term (days)	185	174

Automotive Loans:
Automotive loan volume (in thousands)	$3,074	$4,159
Average loan (principal)	8,910	9,453
Average term (months)	31	32
Locations, end of period	5	5

Income from continuing operations. For the three months ended September 30, 2010, income from continuing operations was $2.3 million compared to $4.7 million for the same period in 2009. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2010, revenues were $48.4 million, a decrease of 12.8% from $55.5 million during the three months ended September 30, 2009. The decrease in revenues was primarily due to reduced payday loan volumes, partially offset by higher automotive revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 69.4% of total revenues for the three months ended September 30, 2010. With respect to payday loan volume, we originated approximately $231.8 million in loans during third quarter 2010, which was a decline of 20.6% from the $292.0 million during third quarter 2009. This decline is primarily attributable to law changes in Washington, South Carolina, Kentucky and Virginia that severely restrict customer access to payday loans and the termination of the payday loan law in Arizona on June 30, 2010. In Virginia, we began offering an open-end credit product in late 2008. During second quarter 2009, we re-introduced the payday loan product in Virginia and discontinued the open-end credit product. The payday loan volumes in Virginia have not returned to historical levels, largely due to the various restrictions on customer borrowing contained in the existing law. The average payday loan (including fee) totaled $374.92 in third quarter 2010 versus $366.15 during third quarter 2009. Average fees received from customers per loan increased from $54.12 in third quarter 2009 to $56.13 in third quarter 2010. Our average fee rate per $100 for third quarter 2010 was $17.61 compared to $17.34 in third quarter 2009. A $1.4 million improvement in automotive sales and interest revenues partially offset the short-term lending revenue declines. We believe this increase is attributable to improved customer demand and an additional year of operating in the same locations.

The following table summarizes other revenues:

	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$4,571	$4,666	8.2%	9.6%
Credit service fees	1,803	1,915	3.2%	4.0%
Check cashing fees	1,124	1,072	2.0%	2.2%
Title loan fees	802	1,311	1.4%	2.7%
Other fees (a)	1,380	651	2.6%	1.3%

Total	$9,680	$9,615	17.4%	19.8%

(a)	The other fees for the three months ended September 30, 2009 includes $543,000 from the open-end credit product in Virginia that was discontinued during third quarter 2009.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $9.6 million during third quarter 2010, down approximately $100,000 from $9.7 million in the comparable prior year quarter. This decrease was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009 and a decline in check cashing fees, which reflects a decrease in customer demand for this product. These declines were partially offset by increases in CSO fees and installment loan interest and fees.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended September 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2009	2010	% Change	2009	2010
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$5,937	$5,407	(8.9)%	$60	$55
1999	37	4,829	4,299	(11.0)%	44	39
2000	45	5,044	4,891	(3.0)%	37	36
2001	30	3,454	2,457	(28.9)%	38	27
2002	51	5,072	4,044	(20.3)%	33	26
2003	40	3,745	2,805	(25.1)%	31	23
2004	60	5,144	4,090	(20.5)%	29	23
2005	130	10,501	9,521	(9.3)%	27	24
2006	78	5,663	3,637	(35.8)%	24	16
2007	16	1,390	1,312	(5.6)%	29	27
2008	11	792	577	(27.1)%	24	17
2009	3	49	109	(b)	5	12
2010	1		43	(b)		15

Sub-total	535	51,620	43,192	(16.3)%	$32	$27

Consolidated branches (a)		44
Automotive branches	5	3,820	5,212		$255	$347
Other		32	32

Total		$55,516	$48,436	(12.8)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We define comparable branches as those branches that are open during the full periods for which a comparison is being made. For example, comparable branches for the quarterly analysis as of September 30, 2010 have been open at least 15 months. Our revenues from comparable short-term lending branches decreased by $8.5 million, from $51.6 million during third quarter 2009 to $43.1 million in third quarter 2010. This decrease is primarily attributable to the declines in revenue from branches in Virginia, Washington, South Carolina and Arizona as discussed above.

We expect the remainder of 2010 to be a very challenging period for our customers and our branch operations given the current state of the economy and certain changes in payday lending laws. With high unemployment rates, low consumer spending and low consumer confidence, we anticipate that customer demand will continue to be lower than the prior year. In Arizona, the payday lending law expired on June 30, 2010. We began offering an alternative product (title loans) through our Arizona branches in July 2010, but our customers have not embraced this product as they did the payday product. In addition, changes in payday lending laws that restrict customer usage became effective during 2010 in South Carolina, Washington, Virginia and Kentucky. To offset the significant revenue and profitability declines associated with these legislative changes, we have implemented modest price increases in a few states and introduced installment loans and check cashing in certain of our locations. These actions, however, have not resulted in significant revenue improvements in those states. When evaluated in total, together with anticipated profitability improvements in our buy here, pay here business due to more industry experience and better collections, we expect the net effect of these challenges and opportunities will result in a revenue decline of approximately $23 million to $25 million and a gross profit decline of $16 million to $18 million during the year ended 2010 compared to 2009.

Branch Expenses. Total branch expenses decreased $2.3 million, from $36.8 million during third quarter 2009 to $34.5 million in third quarter 2010. Branch operating costs, exclusive of loan losses, increased from $22.5 million during third quarter 2009 to $23.4 million in third quarter 2010. This increase was attributable to an increase in cost of sales from the automotive group.

The provision for losses decreased from $14.3 million in third quarter 2009 to $11.2 million during third quarter 2010. Our loss ratio was 23.0% in third quarter 2010 versus 25.8% in third quarter 2009. The decline in the loss ratio reflects a better collection rate and improvement in the automotive loan loss experience (due to a more stable economy, our increased experience in the business and added expertise in the collections group). Our charge-offs as a percentage of revenue were 42.3% during third quarter 2010 compared to 41.9% during third quarter 2009. Our collections as a percentage of charge-offs were 46.3% during third quarter 2010 compared to 42.5% during third quarter 2009. We received cash of approximately $175,000 from the sale of certain payday loan receivables during third quarter 2010 that had previously been written off compared to $239,000 during third quarter 2009.

Short-term lending comparable branches totaled $10.1 million in loan losses during third quarter 2010 compared to $13.3 million for the same period in the prior year. In our comparable branches, the loss ratio was 23.4% during third quarter 2010 compared to 25.8% during third quarter 2009.

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

Branch Gross Profit. Branch gross profit was $13.9 million in third quarter 2010 versus $18.7 million in third quarter 2009. Branch gross margin, which is branch gross profit as a percentage of revenues, was 28.7% during third quarter 2010 compared to 33.7% during third quarter 2009. Short-term lending branches during third quarter 2010 reported a gross margin of 31.2% versus 36.1% in third quarter 2009. The aggregate decline in gross profit from challenges in Washington, South Carolina, Virginia, Kentucky and Arizona totaled $5.0 million quarter-to-quarter. With respect to the overall gross margin, the decline from the short-term lending branches was partially offset by improvements from our buy here, pay here operations. In general, results for the automotive segment will be lower in the second half of the year than in the first half, largely due to the receipt by customers of income tax refunds in first quarter, as well as higher automobile acquisition costs in the latter part of the year.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended September 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2009	2010	2009	2010	2009	2010
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$2,844	$2,594	47.9%	48.0%	22.0%	19.9%
1999	37	1,845	1,595	38.2%	37.1%	22.6%	19.9%
2000	45	2,033	2,101	40.3%	43.0%	24.3%	22.2%
2001	30	1,484	635	43.0%	25.8%	22.5%	27.4%
2002	51	1,618	1,047	31.9%	25.9%	30.4%	27.9%
2003	40	1,243	641	33.2%	22.8%	27.1%	26.6%
2004	60	1,862	1,228	36.2%	30.0%	21.1%	18.3%
2005	130	2,956	2,560	28.2%	26.9%	27.6%	24.5%
2006	78	1,508	305	26.6%	8.4%	29.8%	24.8%
2007	16	285	342	20.5%	26.1%	36.1%	27.5%
2008	11	266	62	33.6%	10.8%	21.0%	25.2%
2009	3	(82)	(41)	(c)	(c)	(c)	39.5%
2010	1		(1)		(c)		21.0%

Sub-total	535	17,862	13,068	34.6%	30.3%	25.8%	23.4%

Consolidated branches (a)		(39)	(6)
Automotive branches	5	78	417	2.0%	8.0%	33.4%	27.0%
Other (b)		808	442

Total		$18,709	$13,921	33.7%	28.7%	25.8%	23.0%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $175,000 and $327,000 for the three months ended September 30, 2010 and 2009, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses declined from $9.7 million in third quarter 2009 to $8.8 million in third quarter 2010. The decrease primarily attributable to reduced performance-based incentive compensation.

Interest and Other Expenses. Net interest expense declined by approximately $223,000 from $789,000 during third quarter 2009 to $566,000 during third quarter 2010 due to lower average outstanding debt balances.

Income Tax Provision. The effective income tax rate during third quarter 2010 was 39.7% compared to 38.0% in prior year’s third quarter. The increase was primarily due to an increase in non-deductible expenditures as a percentage of income from continuing operations before taxes.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

The following table sets forth our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$117,659	$101,005	73.5%	70.7%
Automotive sales and interest	11,449	14,784	7.2%	10.4%
Other	30,869	26,994	19.3%	18.9%

Total revenues	159,977	142,783	100.0%	100.0%

Branch expenses
Salaries and benefits	33,258	31,967	20.8%	22.4%
Provision for losses	33,984	28,269	21.2%	19.8%
Occupancy	17,431	16,649	10.9%	11.7%
Cost of automotive sales	5,160	7,070	3.2%	5.0%
Depreciation and amortization	2,917	2,561	1.8%	1.8%
Other	9,366	9,916	5.9%	6.8%

Total branch expenses	102,116	96,432	63.8%	67.5%

Branch gross profit	57,861	46,351	36.2%	32.5%

Regional expenses	10,258	10,695	6.4%	7.5%
Corporate expenses	17,414	16,340	10.9%	11.4%
Depreciation and amortization	2,270	2,028	1.4%	1.4%
Interest expense, net	2,643	1,819	1.7%	1.3%
Other expense, net	183	73	0.1%	0.1%

Income from continuing operations before income taxes	25,093	15,396	15.7%	10.8%
Provision for income taxes	9,635	6,029	6.0%	4.2%

Income from continuing operations	15,458	9,367	9.7%	6.6%
Loss from discontinued operations, net of income tax	(812)	(716)	(0.5)%	(0.5)%

Net income	$14,646	$8,651	9.2%	6.1%

The following table sets forth selected information of our comparable branches for the nine months ended September 30, 2009 and 2010:

Financial Services Comparable Branch Information (a):	Nine Months Ended September 30,
	2009	2010
Total revenues generated by all comparable branches (in thousands)	$148,121	$127,529
Total number of comparable branches	531	531
Average revenue per comparable branch	278,947	240,168

(a)	Comparable branches are those branches that were open for all of the two periods being compared, which means the 21 months since December 31, 2008.

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010
Financial Services Branch Information:
Number of branches, beginning of period	585	556
De novo branches opened	3	1
Acquired branches
Branches closed	(30)	(20)

Number of branches, end of period	558	537

Average number of branches open during period (excluding branches reported as discontinued operations)	537	537

Other Information:
Payday loans:
Payday loan volume (in thousands)	$827,396	$688,278
Average loan (principal plus fee)	367.16	375.52
Average fees per loan	53.59	56.03
Average fee rate per $100	17.09	17.54

Installment Loans:
Installment loan volume (in thousands)	$21,792	$20,888
Average loan (principal)	500.51	488.66
Average term (days)	184	172

Automotive Loans:
Automotive loan volume (in thousands)	$9,470	$11,898
Average loan (principal)	8,784	9,209
Average term (months)	31	32

Income from continuing operations. For the nine months ended September 30, 2010, income from continuing operations was $9.4 million compared to $15.5 million for the same period in 2009. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2010, revenues were $142.8 million, a 10.8% decrease from $160.0 million during the nine months ended September 30, 2009. This decline is primarily attributable to law changes in Washington, South Carolina, Virginia and Kentucky that severely restrict customer access to payday loans and the termination of the payday loan law in Arizona on June 30, 2010, as well as reduced installment loan volume. Revenues from states affected by law changes declined by approximately $18.5 million period-to-period. These declines were partially offset by a $3.3 million increase in automobile loan revenues. We originated approximately $688.3 million through payday loans during the nine months ended September 30, 2010, which was a decrease of 16.8% from the $827.4 million during the same period in the prior year. The average loan (including fee) totaled $375.52 during the first nine months of 2010 versus $367.16 in comparable 2009. Average fees received from customers per loan were $53.59 during first nine months of 2009 compared to $56.03 during first nine months of 2010. Our average fee rate per $100.00 was $17.54 for the first nine months 2010 and $17.09 for the same period in 2009.

The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Installment loan interest	$13,186	$12,824	8.2%	9.0%
Credit service fees	4,885	5,312	3.1%	3.7%
Check cashing fees	4,199	3,632	2.6%	2.5%
Title loan fees	2,348	3,164	1.5%	2.2%
Other fees (a)	6,251	2,062	3.9%	1.5%

Total	$30,869	$26,994	19.3%	18.9%

(a)	The other fees for the nine months ended September 30, 2009 includes $3.7 million from the open-end credit product in Virginia that was discontinued during second quarter 2009.

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $27.0 million and $30.9 million for the nine months ended September 30, 2010 and 2009, respectively. The decline was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009. The decline in installment loans and check cashing fees reflects a decrease in customer demand for these products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the nine months ended September 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2009	2010	% Change	2009	2010
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$17,009	$15,535	(8.7)%	$57	$52
1999	37	13,671	12,259	(10.3)%	41	37
2000	45	14,494	13,900	(4.1)%	36	34
2001	30	9,850	8,239	(16.4)%	36	31
2002	51	15,093	12,717	(15.7)%	33	28
2003	40	11,341	8,677	(23.5)%	32	24
2004	60	14,636	12,366	(15.5)%	27	23
2005	130	29,682	27,446	(7.5)%	25	23
2006	78	16,279	10,951	(32.7)%	23	16
2007	16	3,938	3,627	(7.9)%	27	25
2008	11	2,127	1,812	(14.8)%	21	18
2009	3	69	284	(b)	3	11
2010	1		92	(b)		10

Sub-total	535	148,189	127,905	(13.7)%	$31	$27

Closed branches (a)		248
Automotive branches	5	11,449	14,784		$254	$328
Other		91	94

Total		$159,977	$142,783	(10.7)%

(a)	Amounts for closed branches do not include revenues from branches that are reported as discontinued operations.
(b)	Not meaningful.

Revenues for comparable branches decreased 13.9%, or $20.6 million, to $127.5 million for the nine months ended September 30, 2010. This decrease is primarily attributable to changes in laws as noted above, as well as to reduced customer demand across most states.

Branch Expenses. Total branch expenses decreased by $5.7 million, or 5.6%, from $102.1 million during first nine months of 2009 to $96.4 million in first nine months of 2010. Branch operating costs, exclusive of loan losses, increased by $100,000 to $68.2 million during the nine months ended September 30, 2010 compared to $68.1 million during the same period in the prior year. This increase was primarily due to higher Automotive cost of sales and increased marketing costs substantially offset by reduced Financial Services compensation and occupancy costs.

The provision for losses declined from $34.0 million for the nine months ended September 30, 2009 to $28.3 million during nine months ended September 30, 2010. Our loss ratio improved to 19.8% for the nine months ended September 30, 2010 versus 21.2% for the nine months ended September 30, 2009, largely due to improvements in the Automotive segment and the poor 2009 loss experience associated with our Virginia open-end credit product. We received cash of approximately $327,000 from selling older debt during the nine months ended September 30, 2010 compared to $792,000 during the same period in the prior year. Our charge-offs as a percentage of revenue were 40.2% during the nine months ended September 30, 2010 compared to 38.9% in the same period of the prior year. Our collections as a percentage of charge-offs were 49.0% during the nine months ended September 30, 2010 compared to 50.7% during the same period in the prior year.

Financial Services comparable branches totaled $26.1 million in loan losses for the first nine months of 2010 compared to $31.6 million in loan losses for the first nine months of 2009. For these comparable branches, the loss ratio was 20.5% for the nine months ended September 30, 2010 compared to 21.3% for the same period in 2009.

Branch Gross Profit. Branch gross profit decreased by $11.5 million, or 19.9%, from $57.9 million for the nine months ended September 30, 2009 to $46.4 million for the nine months ended September 30, 2010. Branch gross margin decreased from 36.2% to 32.5%. The majority of the decrease period-to period was attributable to results from regulatory-affected states (Washington, South Carolina, Kentucky, Virginia and Arizona), partially offset by improvements in the Automotive segment.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the nine months ended September 30, 2009 and 2010 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2009	2010	2009	2010	2009	2010
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$8,785	$7,415	51.6%	47.7%	17.4%	18.7%
1999	37	5,628	4,626	41.2%	37.7%	18.2%	17.7%
2000	45	6,037	5,916	41.6%	42.6%	22.0%	20.5%
2001	30	4,511	2,857	45.8%	34.7%	18.1%	23.5%
2002	51	5,616	4,526	37.2%	35.6%	25.2%	20.6%
2003	40	4,063	2,696	35.8%	31.1%	25.2%	19.5%
2004	60	5,654	4,067	38.6%	32.9%	16.9%	16.4%
2005	130	9,426	7,759	31.8%	28.3%	22.2%	21.1%
2006	78	5,087	686	31.2%	6.3%	23.5%	26.6%
2007	16	955	902	24.2%	24.9%	30.9%	25.1%
2008	11	699	371	32.8%	20.5%	18.1%	18.8%
2009	3	(223)	(171)	(c )	(c )	(c )	(c )
2010	1		(47)		(c )		(c )

Sub-total	535	56,238	41,603	37.9%	32.5%	21.3%	20.6%

Closed branches (a)		(277)	(33)
Automotive branches	5	(153)	2,621	(1.3)%	17.7%	35.1%	19.4%
Other (b)		2,053	2,160

Total		$57,861	$46,351	36.2%	32.5%	21.2%	19.8%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the receipt of cash of approximately $327,000 from selling older debt during the nine months ended September 30, 2010 and $792,000 from selling older debt during the nine months ended September 30, 2009.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses declined by $700,000 from $27.7 million during the nine months ended September 30, 2009 to $27.0 million in the current year period. This decrease is due to reduced performance-based incentive compensation.

Interest and Other Expenses. Interest expense totaled $1.8 million during the nine months ended September 30, 2010 compared to interest expense of $2.6 million during the nine months ended September 30, 2009. The lower level of interest expense reflects lower average debt balances and interest rates during the nine months ended September 30, 2010.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2010 was 39.2% compared to 38.4% for the nine months ended September 30, 2009.

Discontinued Operations. During the first nine months of 2010, we closed 20 of our lower performing branches in various states and we decided to close two branches in Arizona during fourth quarter 2010. We recorded approximately $768,000 in pre-tax charges during the nine months ended September 30, 2010 associated with these closings. The charges included a $399,000 loss for the disposition of fixed assets, $353,000 for lease terminations and other related occupancy costs and $16,000 for other costs.

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

As noted above, the closure of branches during the year ended December 31, 2009 included 26 branches that were not consolidated into nearby branches. These branches, as well as the 20 branches closed during first nine months of 2010 and the two branches expected to close during the fourth quarter 2010, are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented. Summarized financial information for discontinued operations during the three and nine months ended September 30, 2009 and 2010 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$1,324	$43	$4,800	$1,290
Provision for losses	428	35	1,602	301
Other branch expenses	908	372	3,794	1,773

Branch gross loss	(12)	(364)	(596)	(784)
Other, net	(45)	(139)	(746)	(399)

Loss before income taxes	(57)	(503)	(1,342)	(1,183)
Benefit for income taxes	23	199	530	467

Loss from discontinued operations	$(34)	$(304)	$(812)	$(716)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2010
Cash flows provided by (used for):
Operating activities	$23,011	$18,705
Investing activities	(5,357)	(1,730)
Financing activities	(20,725)	(22,920)

Net decrease in cash and cash equivalents	(3,071)	(5,945)
Cash and cash equivalents, beginning of year	17,314	21,151

Cash and cash equivalents, end of period	$14,243	$15,206

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

Net cash provided by operating activities for the nine months ended September 30, 2010 was $18.7 million, approximately $4.3 million lower than the $23.0 million in comparable 2009. This decline is primarily attributable to a decline in net income partially offset by changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments.

Net cash used by investing activities for the nine months ended September 30, 2010 was $1.7 million, which included $1.4 million for capital expenditures. The capital expenditures primarily included $1.2 million for renovations and technology upgrades to existing and acquired branches. Net cash used by investing activities for the nine months ended September 30, 2009 was $5.4 million, which consisted of approximately $4.2 million for the acquisition of two buy here, pay here locations in Missouri and $1.2 million for capital expenditures. The capital expenditures primarily included $582,000 for renovations to existing and acquired branches and $337,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the nine months ended September 30, 2010 was $22.9 million, which primarily consisted of $24.8 million in repayments of indebtedness under the credit facility, $8.4 million in repayments on the term loan, $4.5 million in dividend payments to stockholders and $2.5 million for the repurchase of 543,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $17.3 million under the credit facility. Net cash used for financing activities for the nine months ended September 30, 2009 was $20.7 million, which primarily consisted of $26.5 million in repayments of indebtedness under the credit facility, $7.1 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $1.3 million for the repurchase of 233,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $16.8 million under the credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during the remainder of 2010. Expected short-term uses of cash include funding of any increases in short-term and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments, to the extent approved by the board of directors, repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On November 2, 2010, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable December 1, 2010, to stockholders of record as of November 17, 2010 and the total amount to be paid will be approximately $900,000.

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

The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2010, we had repurchased 5.2 million shares at a total cost of approximately $53.9 million, which leaves approximately $6.1 million that may yet be purchased under the current program, which expires June 30, 2011.

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

As of September 30, 2010, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas, Illinois and Arizona represented approximately 28%, 14%, 11%, 6% and 5%, respectively, of total revenues for the nine months ended September 30, 2010. Our branches located in the states of Missouri, California, Kansas, Illinois, New Mexico, and Arizona represented approximately 36%, 15%, 9%, 8%, 5% and 5%, respectively, of total branch gross profit for the nine months ended September 30, 2010. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. For example, amendments to the Washington law and South Carolina law became effective January 1, 2010. Prior to the new laws in Washington and South Carolina, revenues from each state represented approximately 5% and 7%, respectively of our total revenues. The changes in these payday-specific laws have adversely affected the revenues and profitability of our branches in each of these states. For the nine months ended September 30, 2010, compared to the same period in the prior year, revenues from Washington and South Carolina declined by $4.5 million and $6.1 million, respectively and gross profit declined by $3.4 million and $5.3 million, respectively. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the termination of this law has had an adverse effect on the revenues and profitability of the Company. For the three months ended September 30, 2010, revenues and gross profit from our Arizona branches declined by $3.3 million and $2.7 million, respectively, from the same period in the prior year.

Seasonality

Our Financial Services business is seasonal due to fluctuating demand for short-term loans during the year. Historically, we have experienced our highest demand for short-term loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for short-term loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in short-term loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Similarly, our Automotive segment experiences seasonality as automobile sales peak during the first quarter of each year, primarily as a result of the receipt by customers of their income tax refunds, which are used as down payments for a vehicle. Automobile sales in the final three quarters are generally lower than the first quarter. In addition, vehicle acquisition costs tend to increase in the second half of the year as companies build inventories for the expected first quarter volumes.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2009 and September 30, 2010, the consumers had total loans outstanding with the lender of approximately $2.7 million and $2.5 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2009 and $80,000 as of September 30, 2010. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2009	2010	2009	2010
Balance, beginning of period	$100	$110	$180	$100
Charge-offs	(841)	(891)	(2,506)	(2,027)
Recoveries	179	206	660	600
Provision for losses	662	655	1,766	1,407

Balance, end of period	$100	$80	$100	$80

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the third quarter 2010 in any cases material to the Company as reported in our 2009 Annual Report on Form 10-K, other than the settlement of litigation pending against us in South Carolina, as discussed in Note 17 of notes to consolidated financial statements in Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	58,070	$4.07	58,070	$6,462,587
August 1 – August 31	61,936	4.06	61,936	6,211,175
September 1 – September 30	38,823	3.93	38,823	6,058,630

Total	158,829	$4.03	158,829	$6,058,630

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of September 30, 2010, we have repurchased 5.2 million shares at a total cost of approximately $53.9 million, which leaves approximately $6.1 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 8, 2010.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)