Form 10-Q
period 2011-03-31
QC Holdings, Inc.
filed 2011-05-06
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2011:

Common Stock $0.01 per share par value – 17,037,958 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2011

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010	March 31, 2011
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$16,288	$14,181
Loans receivable, less allowance for losses of $5,300 at December 31, 2010 and $3,970 at March 31, 2011	64,319	52,685
Deferred income taxes	3,706	3,143
Prepaid expenses and other current assets	9,713	6,834

Total current assets	94,026	76,843

Non-current automotive loans receivable, less allowance for losses of $1,850 at December 31, 2010 and $1,720 at March 31, 2011	5,740	7,069

Property and equipment, net	14,110	13,527
Goodwill	16,491	16,356
Deferred income taxes	1,400	1,129
Other assets, net	6,275	6,464

Total assets	$138,042	$121,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$467	$384
Accrued expenses and other liabilities	4,200	3,276
Accrued compensation and benefits	7,606	4,961
Deferred revenue	4,356	2,682
Income taxes payable		823
Revolving credit facility	17,250	7,750
Debt due within one year	10,863	10,300

Total current liabilities	44,742	30,176

Long-term debt	16,881	10,391

Other non-current liabilities	4,872	5,038

Total liabilities	66,495	45,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,972,194 outstanding at December 31, 2010; 20,700,250 shares issued and 17,085,345 outstanding at March 31, 2011	207	207
Additional paid-in capital	67,712	65,183
Retained earnings	38,710	43,096
Treasury stock, at cost	(34,590)	(32,329)
Accumulated other comprehensive loss	(492)	(374)

Total stockholders’ equity	71,547	75,783

Total liabilities and stockholders’ equity	$138,042	$121,388

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2011
Revenues
Payday loan fees	$33,211	$29,095
Automotive sales, interest and fees	4,826	6,975
Other	8,801	10,179

Total revenues	46,838	46,249

Branch expenses
Salaries and benefits	9,911	10,269
Provision for losses	5,701	4,921
Occupancy	5,331	5,238
Cost of sales - automotive	2,162	3,807
Depreciation and amortization	846	723
Other	3,028	3,019

Total branch expenses	26,979	27,977

Branch gross profit	19,859	18,272

Regional expenses	3,830	3,308
Corporate expenses	5,462	5,053
Depreciation and amortization	694	703
Interest expense	704	594
Other expense, net	13	4

Income from continuing operations before income taxes	9,156	8,610
Provision for income taxes	3,534	3,412

Income from continuing operations	5,622	5,198
Gain (loss) from discontinued operations, net of income tax	(445)	92

Net income	$5,177	$5,290

Weighted average number of common shares outstanding:
Basic	17,483	17,056
Diluted	17,580	17,077

Earnings (loss) per share:
Basic
Continuing operations	$0.31	$0.29
Discontinued operations	(0.03)

Net income	$0.28	$0.29

Diluted
Continuing operations	$0.31	$0.29
Discontinued operations	(0.03)

Net income	$0.28	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities
Net income	$5,177	$5,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,654	1,432
Provision for losses	6,242	5,003
Deferred income taxes	(26)	763
Gain on cash surrender value of life insurance		(107)
Loss on disposal of property and equipment	197	50
Gain on sale of branch		(377)
Stock-based compensation	714	672
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	9,794	12,234
Prepaid expenses and other assets	619	856
Other assets	(508)	(7,073)
Accounts payable	1,589	(84)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(6,953)	(5,054)
Income taxes	3,048	2,701
Other non-current liabilities	185	167

Net operating	21,732	16,473

Cash flows from investing activities
Purchase of property and equipment	(490)	(706)
Proceeds from sale of branch		666
Payments for premiums on life insurance		(292)
Other	2	4

Net investing	(488)	(328)

Cash flows from financing activities
Borrowings under credit facility	3,500	1,000
Payments on credit facility	(20,500)	(10,500)
Repayments of long-term debt	(5,364)	(7,051)
Dividends to stockholders	(2,738)	(904)
Repurchase of common stock	(963)	(992)
Exercise of stock options		195

Net financing	(26,065)	(18,252)

Cash and cash equivalents
Net decrease	(4,821)	(2,107)
At beginning of year	21,151	16,288

At end of period	$16,330	$14,181

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$680	$596
Income taxes	215	1

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

Balance, December 31, 2009	17,414	$207	$67,879	$32,182	$(33,981)	$(737)	$65,550
Comprehensive income:
Net income				11,943
Unrealized gain on derivative instrument, net of deferred taxes of $150						245
Total comprehensive income							12,188
Common stock repurchases	(674)				(2,993)		(2,993)
Dividends to stockholders				(5,415)			(5,415)
Issuance of restricted stock awards	232		(2,384)		2,384		—
Stock-based compensation expense			2,355				2,355
Tax impact of stock-based compensation			(138)				(138)

Balance, December 31, 2010	16,972	207	67,712	38,710	(34,590)	(492)	71,547

Comprehensive income:
Net income				5,290
Unrealized gain on derivative instrument, net of deferred taxes of $72						118
Total comprehensive income							5,408
Common stock repurchases	(243)				(992)		(992)
Dividends to stockholders				(904)			(904)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			672				672
Stock option exercises	100		(713)		908		195
Tax impact of stock-based compensation			(143)				(143)

Balance, March 31, 2011 (Unaudited)	17,085	$207	$65,183	$43,096	$(32,329)	$(374)	$75,783

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc. and QC Capital, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 27-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2011, the Company operated 501 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of March 31, 2011, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the three months ended March 31, 2011 was approximately $9,827 and the average term of the loan was 34 months.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2010 was derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2011, and the results of operations for the three months ended March 31, 2010 and 2011 and cash flows for the three months ended March 31, 2010 and 2011, in conformity with GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Balance Sheets, certain amounts associated with the automotive loans receivable have been reclassified from Other assets, net to separately present the non-current portion.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2010 and March 31, 2011, the Company had inventory of used vehicles totaling $3.3 million and $2.5 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2010 and March 31, 2011.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended March 31,
	2010	2011
Average amount of cash provided to customer	$319.20	$320.33
Average fee received by the Company	$56.03	$57.04
Average term of the loan (days)	17	17

When checks are presented to the bank for payment and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, the Company stops accruing interest on installment loans between 60 to 90 days after the last payment. On automotive loans, the Company stops accruing interest 60 days after the last payment.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2010 and March 31, 2011, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2010 and March 31, 2011, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels during 2010 and first quarter 2011 due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2010 and March 31, 2011, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

During the three months ended March 31, 2010 and 2011, the Company received cash of approximately $65,000 and $205,000, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, short-term payday, title and installment loans receivable, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at December 31, 2010 and March 31, 2011, will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2010 and 2011, the fair value of the automotive loan receivables was $10.0 million and $11.2 million, respectively.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 11). The balance on the term loan was $27.7 million as of December 31, 2010 and $20.7 million as of March 31, 2011. As of December 31, 2010 and March 31, 2011, the fair value of the five-year term loan was approximately $28.5 million and $22.3 million, respectively.

Note 2 – Accounting Developments

In December 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment of goodwill may exist. The Company adopted this guidance on January 1, 2011. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The Company adopted this guidance on January 1, 2011. The adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2010, FASB issued guidance to improve disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of this guidance, an entity will be required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption did not have a material effect on the Company’s consolidated financial statements. See additional information in Note 8.

Note 3 – Fair Value Measurements

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

The following table presents fair value measurements for recurring financial assets as of March 31, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$603	$—	$603

Total	$—	$603	$—	$603

The following table presents fair value measurements for recurring financial assets as of December 31, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$793	$—	$793

Total	$—	$793	$—	$793

The Company measures the value of its interest rate swap agreement relying on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate swap agreement. As of December 31, 2010 and March 31, 2011, the fair value of the interest rate swap agreement was a liability of $793,000 and $603,000, respectively. For the three months ended March 31, 2010 and 2011, the Company recorded unrealized gains of $25,000 and $190,000, respectively, on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Notes 11 and 12.

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Note 4 – Significant Business Transactions

Closure of Branches. During first quarter 2011, the Company closed three of its lower performing branches in various states (which included one branch that was consolidated into a nearby branch). The Company recorded approximately $100,000 in pre-tax charges during the three months ended March 31, 2011 associated with these closures. The charges included a $54,000 loss for the disposition of fixed assets, $44,000 for lease terminations and other related occupancy costs and $2,000 for other costs.

During the first quarter 2010, the Company closed four of its lower performing branches in various states and decided it would close five branches in Washington during second quarter 2010 as a result of changes in the payday lending laws in Washington (effective January 1, 2010) that restrict customer usage of the payday product. The Company recorded approximately $391,000 in pre-tax charges during the three months ended March 31, 2010 associated with these closings and expected closings. The charges included $182,000 representing the loss on the disposition of fixed assets, $203,000 for lease terminations and other related occupancy costs and $6,000 for other costs. See additional information in Note 5 regarding discontinued operations.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of March 31, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Reductions	Balance at March 31, 2011
Lease and related occupancy costs	$325	$44	$(216)	$153
Severance	155		(155)
Other		2	(2)

Total	$480	$46	$(373)	$153

As of March 31, 2011, the balance of $153,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Branch. During first quarter 2011, the Company sold a branch located in California for approximately $666,000. The carrying value of the payday loan receivables, fixed assets and other assets sold was approximately $137,000, $15,000 and $2,000, respectively. The Company also recorded a disposition of goodwill totaling $135,000 due to the sale of this location. The gain from the sale of the branch, which was approximately $377,000, and its related operations are included in discontinued operations in the Consolidated Statements of Income.

Note 5 – Discontinued Operations

The Company closed 34 branches during 2010 that were not consolidated into nearby branches and announced it would close 21 branches in Arizona, Washington and South Carolina during first half 2011. During first quarter 2011, the Company closed 18 of the 21 branches and expects to close the remaining three branches in second quarter 2011. In addition, the Company closed two branches during first quarter 2011 that were not consolidated into nearby branches and sold one branch. These 58 branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2010 and 2011 is presented below (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$2,178	$369

Provision for losses	541	82
Other branch expenses	2,189	472

Branch gross loss	(552)	(185)
Other, net	(183)	335

Gain (loss) before income taxes	(735)	150
Income tax benefit (expense)	290	(58)

Gain (loss) from discontinued operations	$(445)	$92

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2011

Income available to common stockholders:
Income from continuing operations	$5,622	$5,198
Discontinued operations, net of income tax	(445)	92

Net income	$5,177	$5,290

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,483	17,056
Dilutive effect of stock options and unvested restricted stock	97	21

Weighted average diluted common shares outstanding	17,580	17,077

Basic earnings (loss) per share:
Continuing operations	$0.31	$0.29
Discontinued operations	(0.03)

Net income	$0.28	$0.29

Diluted earnings (loss) per share:

Continuing operations	$0.31	$0.29
Discontinued operations	(0.03)

Net income	$0.28	$0.29

Anti-dilutive securities. Options to purchase 2.1 million shares and 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 and 2011, respectively, because they were anti-dilutive.

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

The following table presents summarized financial information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2011
	Financial Services	Automotive	Consolidated Total
Total revenues	$39,274	$6,975	$46,249
Provision for losses	3,991	930	4,921
Other branch expenses	18,314	4,742	23,056

Branch gross profit	16,969	1,303	18,272
Other, net (a)	(8,905)	(757)	(9,662)

Income from continuing operations before income taxes	$8,064	$546	$8,610

	Three Months Ended March 31, 2010
	Financial Services	Automotive	Consolidated Total
Total revenues	$42,012	$4,826	$46,838
Provision for losses	5,431	270	5,701
Other branch expenses	18,375	2,903	21,278

Branch gross profit	18,206	1,653	19,859
Other, net (a)	(10,093)	(610)	(10,703)

Income from continuing operations before income taxes	$8,113	$1,043	$9,156

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest and other expenses.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	March 31,
	2010	2011
Financial Services	$120,413	$102,333
Automotive	17,629	19,055

Total	$138,042	$121,388

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

March 31, 2011:	Payday and Title Loans	Automotive Loans	Installment Loans	Total

Total loans, interest and fees receivable	$41,522	$17,301	$6,621	$65,444
Less: allowance for losses	(920)	(3,380)	(1,390)	(5,690)

Loans, interest and fees receivable, net of allowance	$40,602	$13,921	$5,231	$59,754

December 31, 2010:	Payday and Title Loans	Automotive Loans	Installment Loans	Total

Total loans, interest and fees receivable	$54,148	$15,366	$7,695	$77,209
Less: allowance for losses	(1,760)	(3,740)	(1,650)	(7,150)

Loans, interest and fees receivable, net of allowance	$52,388	$11,626	$6,045	$70,059

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

The Company has $3.7 million in automotive loans receivable that are past due as of March 31, 2011 and approximately 16.3% of this amount is more than 60 days past due. In addition, the Company has automotive loans receivable totaling $595,000 that are on non-accrual status as of March 31, 2011. With respect to installment loans, the Company has approximately $920,000 in installment loans receivable that are past due as of March 31, 2011 and approximately 10.6% of this amount is more that 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
Allowance for loan losses	2010	2011

Balance, beginning of period	$10,803	$7,150
Charge-offs	(18,604)	(15,566)
Recoveries	10,467	9,485
Provision for losses	5,974	4,621

Balance, end of period	$8,640	$5,690

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three months ended March 31, 2011 (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,760	$3,740	$1,650	$—	$7,150
Charge-offs	(12,140)	(1,290)	(1,976)	(160)	(15,566)
Recoveries	8,795		573	117	9,485
Provision for losses	2,505	930	1,143	43	4,621

Balance, end of period	$920	$3,380	$1,390	$—	$5,690

Note 9 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Installment loan interest and fees	$3,995	$4,639
Credit service fees	1,731	1,936
Check cashing fees	1,433	1,337
Title loan fees	908	1,567
Other fees	734	700

Total	$8,801	$10,179

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Buildings	$3,262	$3,262
Leasehold improvements	19,589	19,920
Furniture and equipment	23,315	23,179
Land	512	512
Vehicles	1,017	1,040

	47,695	47,913
Less: Accumulated depreciation and amortization	(33,585)	(34,386)

Total	$14,110	$13,527

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended through October 31, 2017 and includes a renewal option for an additional five years. As part of the original agreement lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2010, the balance of the deferred liability was approximately $185,000, which consisted of $46,000 classified as a non-current liability. As of March 31, 2011, the balance of the deferred liability was approximately $367,000, which consisted of $311,000 classified as a non-current liability.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2010 and March 31, 2011 (in thousands):

	December 31, 2010	March 31, 2011
Term loan	$27,744	$20,691
Revolving credit facility	17,250	7,750

Total debt	44,994	28,441
Less: debt due within one year	(28,113)	(18,050)

Long-term debt	$16,881	$10,391

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

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%, either of which is then added to a maximum margin of 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 4.00%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of March 31, 2011, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions beginning in 2009 whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. In March 2010, the Company made a $5.4 million principal payment on the term loan, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment. In March 2011, the Company made a $7.1 million principal payment on the term loan, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of March 31, 2011, approximately $19.8 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the three months ended March 31, 2010 and 2011. The Company expects approximately $544,000 of losses in other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of December 31, 2010 and March 31, 2011 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
Liabilities:		December 31, 2010	March 31, 2011
Interest rate swaps	Accrued expenses and other liabilities	$793	$603

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the three months ended March 31, 2010 and 2011.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
	Three Months March 31,
Cash flow hedges:	2010	2011
Loss recognized in other comprehensive income	$(269)	$(17)
Amount reclassified from accumulated other comprehensive loss to interest expense	294	207

Total	$25	$190

Note 13 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 39.6% for the three months ended March 31, 2011 compared to 38.6% for the three months ended March 31, 2010. Significant items impacting the 2011 rate include state tax expense, net of federal benefits and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $253,000 and $252,000 as of December 31, 2010 and March 31, 2011, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2011.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of March 31, 2011:

	Federal	State

Statute remains open	2007-2010	2006-2010
Tax years currently under examination	None	None

Note 14 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2010 and March 31, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.0 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2010 and $50,000 as of March 31, 2011. The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended March 31,
Allowance for loan losses	2010	2011
Balance, beginning of period	$100	$100
Charge-offs	(553)	(703)
Recoveries	245	272
Provision for losses	268	381

Balance, end of period	$60	$50

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months Ended March 31,
	2010	2011

Net income	$5,177	$5,290
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	(269)	(17)
Amount reclassified to interest expense related to interest rate swap	294	207
Deferred income taxes	(9)	(72)

Other comprehensive income (loss):	16	118

Comprehensive income	$5,193	$5,408

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2011, the Company had repurchased 5.5 million shares at a total cost of approximately $55.1 million, which leaves approximately $4.9 million that may yet be purchased under the current program, which expires June 30, 2011.

Dividends. On February 1, 2011, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on March 7, 2011 to stockholders of record as of February 21, 2011. The total amount of the dividend paid was approximately $904,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended March 31,
	2010	2011
Employee stock-based compensation:
Stock options	$139	$96
Restricted stock awards	349	393

	488	489
Non-employee director stock-based compensation:
Restricted stock awards	226	183

Total	$714	$672

Stock option grants. The Company did not grant stock options during first three months of 2011. As of March 31, 2011, the Company had 2.7 million stock options outstanding with a weighted average exercise price of $9.78 and 2.4 million stock options exercisable with a weighted average exercise price of $10.37.

Restricted stock grants. During first quarter 2011, the Company granted 532,040 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 487,200 shares granted to employees that vest equally over four years and 44,840 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.2 million. For the three months ended March 31, 2011, the Company recognized $265,000 in stock-based compensation expense related to these restricted stock grants. As of March 31, 2011, the total unrecognized compensation costs related to these restricted stock grants was $1.9 million. The Company expects that these costs will be amortized over a weighted average period of 3.75 years.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2011 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	661,296	$6.56
Granted	532,040	4.09
Vested	(255,883)	5.49
Forfeited	(5,547)	5.39

Non-vested balance, March 31, 2011	931,906	$5.81

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court entered an order striking the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen. Discovery has commenced, and the parties will possibly argue class certification in mid 2011.

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

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. Defendants appealed those rulings, but by the end of 2010, settlements in each of the three companion cases were reached. However the settlements do not provide reasonable guidance on settlements in the Company’s case. The Company will argue its own issues concerning arbitration and class certification before the trial court in mid 2011.

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handling the three companion cases.

Arizona. In December 2009, the Arizona Attorney General filed a lawsuit against the Company in Arizona state court. Specifically, the Attorney General contends that the Company allegedly violated various state consumer protection statutes when the Company sued non-Pima County customers with delinquent accounts in Pima County. Subsequently, the Attorney General amended its complaint in December 2009, and alleged that the Company’s arbitration provision was unconscionable. In January 2010, the Company moved to dismiss the Attorney General’s complaint. The Attorney General has asked for and received extensions of time to respond to this motion to dismiss. Since then, the parties have reached a tentative agreement to settle the matter for approximately $230,000, and the Company executed the settlement in March 2011.

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that state. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceeds check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the Ohio’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division asked for an administrative hearing to determine whether the business model violates state law. A hearing officer determined, however, that the Company’s model does not violate state law. The Division, as allowed by law, rejected this finding in early 2011 and issued another cease and desist order to the Company. As a result, the Company moved to stay the order and has forced an appeal of the administrative ruling to state district court. In a separate action, the Company, joined by other short-term lending companies, sued the Division to bar the enforcement of these new proposed rules. In April 2010, the court overseeing the case issued a temporary restraining order against the Division, preventing the enforcement of the administrative ruling for the near future.

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

Note 18 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements.

Company branches located in the states of Missouri, California, Kansas and Illinois represented approximately 33%, 14%, 10% and 6%, respectively, of total revenues for the three months ended March 31, 2011. Company branches located in the states of Missouri, California, Kansas, Illinois, Texas and New Mexico represented approximately 34%, 14%, 11%, 8%, 5% and 5%, respectively, of total branch gross profit for the three months ended March 31, 2011. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of the Company. For the three months ended March 31, 2011, revenues and gross profit from the Arizona branches declined by $2.3 million and $1.9 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of Company revenues and gross profits.

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur.

Note 19 – Subsequent Events

Dividends. On April 27, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on May 31, 2011 to stockholders of record as of May 17, 2011. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly the magnitude of the adverse impact as a result of changes in Washington, South Carolina, Arizona, Virginia and Kentucky (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Consumer Financial Protection Bureau, which was created by that Act, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (5) risks associated with the leverage of the Company, (6) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (7) changes in our key management personnel, (8) integration risks and costs associated with future acquisitions, and (9) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and the related notes thereto and is qualified by reference thereto.

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 62.9% of our total revenues for the three months ended March 31, 2011. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 501 branches in 23 states at March 31, 2011. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. We also sell used automobiles and finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

We currently offer installment loans to customers in Colorado, Idaho, Illinois, Montana, New Mexico and Utah. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that we advance under an installment loan is $1,000. The average principal amount for installment loans originated during first quarter 2011 was approximately $530 and the average term of the loan was 265 days.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of March 31, 2011, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during first quarter 2011 was approximately $9,827 and the average term of the loan was 34 months.

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

In response to changes in the overall market, we have dramatically slowed our branch expansion since January 1, 2007 and closed a significant number of branches. During this period, we opened 36 de novo branches, acquired 14 branches, closed 161 branches and sold one branch.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2007.

	2007	2008	2009	2010	March 31, 2011

Beginning branch locations	613	596	585	556	523
De novo branches opened during period	20	12	3	1
Acquired branches during period	13	1
Branches closed/sold during period (a)	(50)	(24)	(32)	(34)	(22)

Ending branch locations	596	585	556	523	501

(a)	In December 2010, we announced that we would close 21 branches during the first half of 2011. The branches closed during first quarter 2011 includes 18 of these branches and the remaining three are expected to close during second quarter 2011. These 21 branches were included as part of discontinued operations in 2010. During first quarter 2011, we sold a branch and closed an additional three branches that had not been previously announced.

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2011, we expect to open approximately five to ten branches providing short-term loan products and two to three automotive locations.

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past few years certain states have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states unless other transaction fees may be charged to the customer.

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. During 2010, the results from the states in which we have experienced law changes were more negative than we expected, with revenue declines and loss rates exceeding our 2010 forecasts. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. In Arizona, the existing payday lending law expired on June 30, 2010. We are currently offering title loans to our Arizona customers. However, our customers in Arizona have not embraced this product as they did the payday loan product. For the three months ended March 31, 2011, revenues and gross profit from our Arizona branches declined by $2.3 million and $1.9 million, respectively, from the prior year. In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above, as well as the residual effect of Arizona in first half 2011 versus 2010 to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to $7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

The following table sets forth our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$33,211	$29,095	70.9%	62.9%
Automotive sales, interest and fees	4,826	6,975	10.3%	15.1%
Other	8,801	10,179	18.8%	22.0%

Total revenues	46,838	46,249	100.0%	100.0%

Branch expenses
Salaries and benefits	9,911	10,269	21.2%	22.2%
Provision for losses	5,701	4,921	12.2%	10.6%
Occupancy	5,331	5,238	11.4%	11.3%
Cost of sales – automotive	2,162	3,807	4.6%	8.2%
Depreciation and amortization	846	723	1.8%	1.6%
Other	3,028	3,019	6.4%	6.6%

Total branch expenses	26,979	27,977	57.6%	60.5%

Branch gross profit	19,859	18,272	42.4%	39.5%

Regional expenses	3,830	3,308	8.2%	7.2%
Corporate expenses	5,462	5,053	11.7%	10.9%
Depreciation and amortization	694	703	1.5%	1.5%
Interest expense	704	594	1.5%	1.3%
Other expense, net	13	4	0.0%	0.0%

Income from continuing operations before income taxes	9,156	8,610	19.5%	18.6%
Provision for income taxes	3,534	3,412	7.5%	7.4%

Income from continuing operations	5,622	5,198	12.0%	11.2%
Gain (loss) from discontinued operations, net of income tax	(445)	92	(0.9)%	0.2%

Net income	$5,177	$5,290	11.1%	11.4%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Financial Services Branch Information:
Number of branches, beginning of period	556	523
De novo branches opened	1
Acquired branches
Branches closed/sold	(4)	(22)

Number of branches, end of period	553	501

Average number of branches open during period (excluding branches reported as discontinued operations)	499	499

Average revenue per branch (in thousands)	$84,192	$78,705

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$218,773	$191,252
Average loan (principal plus fee)	375.23	377.37
Average fees per loan	56.03	57.04
Average fee rate per $100	17.55	17.81

Installment Loans:
Installment loan volume (in thousands)	$4,897	$7,970
Average loan (principal)	489.77	530.08
Average term (days)	170	265

Automotive Loans:
Automotive loan volume (in thousands)	$3,876	$5,552
Average loan (principal)	8,850	9,827
Average term (months)	31	34
Locations, end of period	5	5

Income from continuing operations. For the three months ended March 31, 2011, income from continuing operations was $8.6 million compared to $9.2 million for the same period in 2010. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2011, revenues were $46.2 million, a decrease of 1.3% from $46.8 million during the three months ended March 31, 2010. The decrease in revenues was primarily due to reduced payday loan volumes in Arizona resulting from the expiration of the previous payday law on June 30, 2010, substantially offset by higher automotive revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 62.9% of total revenues for the three months ended March 31, 2011. With respect to payday loan volume, we originated approximately $191.3 million in loans during first quarter 2011, which was a decline of 12.6% from the $218.8 million during 2010. This decline is primarily attributable to the expiration of the payday loan law in Arizona on June 30, 2010. The average payday loan (including fee) totaled $377.37 in first quarter 2011 versus $375.23 during first quarter 2010. Average fees received from customers per loan increased from $56.03 in first quarter 2010 to $57.04 in first quarter 2011. Our average fee rate per $100 for first quarter 2011 was $17.81 compared to $17.55 in 2010. A $2.1 million improvement in automotive sales and interest revenues partially offset the short-term lending revenue declines. We believe this increase is attributable to improved customer demand and an additional year of operating experience in the same locations.

The following table summarizes other revenues:

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2011	2010 2011
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$3,995	$4,639	8.5%	10.0%
Credit service fees	1,731	1,936	3.7%	4.2%
Check cashing fees	1,433	1,337	3.1%	2.9%
Title loan fees	908	1,567	1.9%	3.4%
Other fees	734	700	1.6%	1.5%

Total	$8,801	$10,179	18.8%	22.0%

Revenues from installment loans, credit service fees, check cashing, title loans and other sources totaled $10.2 million during first quarter 2011, up approximately $1.4 million from $8.8 million in the comparable prior year quarter. The increase was primarily due to an increase in installment loan interest and fees and title loan fees. We began offering the installment product in additional states during 2010 and we offered title loans in Arizona as an alternative to payday loans when the Arizona payday loan law expired on June 30, 2010.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended March 31, 2010 and 2011 based on the year that a branch was opened or acquired. Note, the table excludes three branches that are scheduled to close during second quarter 2011 as these branches are part of discontinued operations.

Year Opened/Acquired		Revenues			Average Revenue/Branch/Month
	Branches	2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$5,125	$4,757	(7.2)%	$52	$48
1999	36	4,011	3,892	(3.0)%	37	36
2000	45	4,634	4,424	(4.5)%	34	33
2001	29	3,024	2,380	(21.3)%	35	27
2002	49	4,380	3,897	(11.0)%	30	27
2003	39	2,973	2,612	(12.2)%	25	22
2004	55	4,038	3,736	(7.5)%	24	23
2005	122	8,569	8,472	(1.1)%	23	23
2006	64	3,479	3,243	(6.8)%	18	17
2007	15	1,111	1,202	8.2%	25	27
2008	9	540	468	(13.3)%	20	17
2009	1	23	63	(b )	7	21
2010	1	20	62	(b )	7	21

Sub-total	498	41,927	39,208	(6.5)%	$28	$26

Consolidated branches (a)		55	34
Automotive branches	5	4,826	6,975		$322	$465
Other		30	32

Total		$46,838	$46,249	(1.3)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during 2011 due to high unemployment rates, low consumer spending and weak consumer confidence. In addition, although we began offering title loans in our Arizona branches upon the expiration of the Arizona payday lending law on June 30, 2010, our Arizona customers have not embraced the title loan product. As a result, our overall revenues in Arizona declined by $2.3 million compared to prior year’s first quarter and will continue to compare unfavorably during second quarter 2011. As noted above, absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the residual effect of Arizona in first half 2011 versus 2010 and the net impact of the Illinois law change to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to $7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Branch Expenses. Total branch expenses increased $1.0 million, from $27.0 million during first quarter 2010 to $28.0 million in first quarter 2011. Branch operating costs, exclusive of loan losses, increased from $21.3 million during first quarter 2010 to $23.1 million in first quarter 2011. This increase was primarily attributable to an increase in cost of sales from the automotive business.

The provision for losses decreased from $5.7 million in first quarter 2010 to $4.9 million during first quarter 2011. Our loss ratio was 12.2% in first quarter 2010 versus 10.6% in first quarter 2011. The improvement in the loss ratio reflects fewer returned items and better collections in first quarter 2011 versus first quarter 2010. Our charge-offs as a percentage of revenue were 34.6% during first quarter 2011 compared to 37.7% during first quarter 2010. Our collections as a percentage of charge-offs were 60.2% during first quarter 2011 compared to 56.0% during first quarter 2010. In addition, we received cash of approximately $205,000 from the sale of certain payday loan receivables during first quarter 2011 that had previously been written off compared to $65,000 during first quarter 2010.

Branch Gross Profit. Branch gross profit was $18.3 million in first quarter 2011 versus $19.9 million in first quarter 2010. Branch gross margin, which is branch gross profit as a percentage of revenues, was 39.5% during first quarter 2011 compared to 42.4% during first quarter 2010. The decline in gross profit was due to an increase in cost of sales in our Automotive division. Short-term lending branches during first quarter 2011 reported a gross margin of 43.2% versus 43.3% in first quarter 2010. The decline in gross profit attributable to the changes in the Arizona law, as noted above, was substantially offset by improvements in the majority of the states in which we operate.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended March 31, 2010 and 2011 based on the year that a branch was opened or acquired. Note that the table excludes three branches that are scheduled to close during second quarter 2011.

Year Opened/Acquired		Gross Profit (Loss)		Gross Margin %		Loss Ratio
	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$2,719	$2,725	53.0%	57.3%	12.2%	8.2%
1999	36	1,746	1,667	43.5%	42.8%	11.5%	10.8%
2000	45	2,178	2,126	47.0%	48.1%	15.6%	13.5%
2001	29	1,466	1,048	48.5%	44.0%	15.0%	11.9%
2002	49	2,039	1,536	46.6%	39.4%	12.5%	15.2%
2003	39	1,272	1,029	42.8%	39.4%	9.2%	8.5%
2004	55	1,756	1,673	43.5%	44.8%	8.6%	5.4%
2005	122	3,054	3,112	35.6%	36.7%	12.8%	13.3%
2006	64	473	860	13.6%	26.5%	25.8%	10.7%
2007	15	305	452	27.4%	37.6%	20.6%	15.0%
2008	9	195	177	36.2%	37.8%	9.0%	(1.9)%
2009	1	(8)	27	(37.3)%	43.3%	25.4%	12.2%
2010	1	(33)	20	(c )	34.4%	50.1%	10.2%

Sub-total	498	17,162	16,452	40.9%	42.0%	13.6%	11.1%

Consolidated branches (a)		(10)	26
Automotive branches	5	1,653	1,303	34.3%	18.7%	5.6%	13.3%
Other (b)		1,054	491

Total		$19,859	$18,272	42.4%	39.5%	12.2%	10.6%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $205,000 and $65,000 for the three months ended March 31, 2011 and 2010, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses declined from $9.3 million in first quarter 2010 to $8.4 million in first quarter 2011. The decrease is primarily attributable to reduced occupancy costs associated with a renegotiated corporate lease, together with lower expenses in various other areas.

Interest and Other Expenses. Interest expense declined by approximately $110,000 from $704,000 during first quarter 2010 to $594,000 during first quarter 2011 due to lower average outstanding debt balances.

Income Tax Provision. The effective income tax rate during first quarter 2011 was 39.6% compared to 38.6% in prior year’s first quarter. The increase was primarily due to an increase in non-deductible expenditures as a percentage of income from continuing operations before taxes.

Discontinued Operations. We closed 34 branches during 2010 that were not consolidated into nearby branches and announced we would close 21 branches in Arizona, Washington and South Carolina during first half 2011. During first quarter 2011, we closed 18 of the 21 branches and we expect to close the remaining three branches in second quarter 2011. In addition, we closed two branches during first quarter 2011 that were not consolidated into nearby branches and sold one branch. These 58 branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2010 and 2011 is presented below (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$2,178	$369

Provision for losses	541	82
Other branch expenses	2,189	472

Branch gross loss	(552)	(185)
Other, net	(183)	335

Gain (loss) before income taxes	(735)	150
Income tax benefit (expense)	290	(58)

Gain (loss) from discontinued operations	$(445)	$92

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Cash flows provided by (used for):
Operating activities	$21,732	$16,473
Investing activities	(488)	(328)
Financing activities	(26,065)	(18,252)

Net decrease in cash and cash equivalents	(4,821)	(2,107)

Cash and cash equivalents, beginning of year	21,151	16,288

Cash and cash equivalents, end of period	$16,330	$14,181

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

Since fourth quarter 2008, the capital and credit markets have been volatile, with fluctuating receptivity to lending based on underlying macroeconomic factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions. At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, anticipated dividends to our stockholders, and anticipated share repurchases for the foreseeable future.

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

Net cash provided by operating activities for the three months ended March 31, 2011 was $16.5 million, approximately $5.2 million lower than the $21.7 million in comparable 2010. This decline is due to changes in working capital items, primarily attributable to income taxes in first quarter 2011.

Net cash used by investing activities for the three months ended March 31, 2011 was $328,000, which included $706,000 for capital expenditures and $292,000 in payments of premiums on life insurance. The capital expenditures primarily included $679,000 for technology and furnishings at the corporate office. These items were partially offset by proceeds received from the sale of a branch in California totaling $666,000. Net cash used by investing activities for the three months ended March 31, 2010 was $488,000, which included $490,000 for capital expenditures. The capital expenditures primarily included $103,000 for renovations to existing and acquired branches and $274,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the three months ended March 31, 2011 was $18.3 million, which primarily consisted of $10.5 million in repayments of indebtedness under the revolving credit facility, $7.1 million in repayments on the term loan, $900,000 in dividend payments to stockholders and $1.0 million for the repurchase of 243,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $1.0 million under the revolving credit facility. Net cash used for financing activities for the three months ended March 31, 2010 was $26.1 million, which primarily consisted of $20.5 million in repayments of indebtedness under the revolving credit facility, $5.4 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $963,000 for the repurchase of 188,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $3.5 million under the revolving credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during the remainder of 2011. Expected short-term uses of cash include funding of any increases in short-term and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On April 27, 2011, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable May 31, 2011, to stockholders of record as of May 17, 2011, and the total amount to be paid will be approximately $900,000.

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

The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2011, we had repurchased 5.5 million shares at a total cost of approximately $55.1 million, which leaves approximately $4.9 million that may yet be purchased under the current program, which expires June 30, 2011.

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

As of March 31, 2011, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas and Illinois represented approximately 33%, 14%, 10% and 6%, respectively, of total revenues for three months ended March 31, 2011. Our branches located in the states of Missouri, California, Kansas, Illinois, Texas and New Mexico represented approximately 34%, 14%, 11%, 8%, 5% and 5%, respectively, of total branch gross profit for the three months ended March 31, 2011. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted above, a new payday loan law in Illinois became effective in March 2011, which will negatively affect revenues and profitability in that state over the next twelve to eighteen months.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2010 and March 31, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.0 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2010 and $50,000 as of March 31, 2011. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended
Allowance for loan losses	2010	2011

Balance, beginning of period	$100	$100
Charge-offs	(553)	(703)
Recoveries	245	272
Provision for losses	268	381

Balance, end of period	$60	$50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material developments in the first quarter 2011 in any cases material to the Company as reported in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2011.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 – January 31	53,868	$4.01	48,813	$5,359,795
February 1 – February 28	125,682	4.09	57,635	5,124,625
March 1 – March 31	63,182	4.13	63,182	4,863,587

Total	242,732	$4.08	169,630	$4,863,587

(a)	Stock repurchase of 5,055 shares in January 2011 and 68,047 shares in February 2011 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2011. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2011, we have repurchased 5.5 million shares at a total cost of approximately $55.1 million, which leaves approximately $4.9 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 6, 2011.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)