Form 10-Q
period 2011-06-30
QC Holdings, Inc.
filed 2011-08-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2011:

Common Stock $0.01 per share par value – 17,017,830 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2011

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2010	2011
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$16,288	$13,976
Loans receivable, less allowance for losses of $5,300 at December 31, 2010 and $5,510 at June 30, 2011	64,319	60,804
Deferred income taxes	3,706	4,388
Prepaid expenses and other current assets	9,713	8,538

Total current assets	94,026	87,706
Non-current automotive loans receivable, less allowance for losses of $1,850 at December 31, 2010 and $1,940 at June 30, 2011	5,740	7,158
Property and equipment, net	14,110	12,787
Goodwill	16,491	16,356
Deferred income taxes	1,400	1,247
Other assets, net	6,275	6,272

Total assets	$138,042	$131,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$258
Accrued expenses and other liabilities	4,200	5,344
Accrued compensation and benefits	7,606	6,542
Deferred revenue	4,356	3,221
Revolving credit facility	17,250	16,950
Debt due within one year	10,863	10,610

Total current liabilities	44,742	42,925
Long-term debt	16,881	8,331
Other non-current liabilities	4,872	5,049

Total liabilities	66,495	56,305

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized;
20,700,250 shares issued and 16,972,194 outstanding at December 31, 2010;
20,700,250 shares issued and 17,023,995 outstanding at June 30, 2011	207	207
Additional paid-in capital	67,712	65,702
Retained earnings	38,710	42,224
Treasury stock, at cost	(34,590)	(32,611)
Accumulated other comprehensive loss	(492)	(301)

Total stockholders’ equity	71,547	75,221

Total liabilities and stockholders’ equity	$138,042	$131,526

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenues
Payday loan fees	$32,182	$28,731	$65,361	$57,799
Automotive sales, interest and fees	4,746	5,610	9,572	12,585
Other	7,983	9,893	16,785	20,072

Total revenues	44,911	44,234	91,718	90,456

Branch expenses
Salaries and benefits	9,947	9,364	19,841	19,619
Provision for losses	10,647	10,938	16,346	15,858
Occupancy	4,910	5,174	10,231	10,401
Cost of sales—automotive	2,261	2,930	4,423	6,737
Depreciation and amortization	785	692	1,630	1,414
Other	3,131	3,054	6,155	6,070

Total branch expenses	31,681	32,152	58,626	60,099

Branch gross profit	13,230	12,082	33,092	30,357
Regional expenses	3,381	3,460	7,211	6,768
Corporate expenses	5,589	7,591	11,051	12,644
Depreciation and amortization	675	472	1,369	1,175
Interest expense	551	465	1,255	1,059
Other expense, net	20	18	33	23

Income from continuing operations before income taxes	3,014	76	12,173	8,688
Provision for income taxes	1,215	42	4,750	3,454

Income from continuing operations	1,799	34	7,423	5,234
Gain (loss) from discontinued operations, net of income tax	(365)	(7)	(812)	83

Net income	$1,434	$27	$6,611	$5,317

Weighted average number of common shares outstanding:
Basic	17,351	17,040	17,416	17,047
Diluted	17,426	17,132	17,499	17,104
Earnings (loss) per share:
Basic
Continuing operations	$0.10	$—	$0.41	$0.29
Discontinued operations	(0.02)	—	(0.05)	—

Net income	$0.08	$—	$0.36	$0.29

Diluted
Continuing operations	$0.10	$—	$0.41	$0.29
Discontinued operations	(0.02)	—	(0.05)	—

Net income	$0.08	$—	$0.36	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities
Net income	$6,611	$5,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,180	2,596
Provision for losses	17,382	15,975
Deferred income taxes	129	(646)
Gain on cash surrender value of life insurance		(108)
Loss on disposal of property and equipment	293	75
Gain on sale of branch		(377)
Stock-based compensation	1,199	1,174
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(4,638)	(14,015)
Prepaid expenses and other current assets	(580)	554
Other assets	(446)	1
Accounts payable	1,781	(209)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(5,228)	(748)
Income taxes	(1,710)	496
Other non-current liabilities	(377)	177

Net operating	17,596	10,262

Cash flows from investing activities
Purchase of property and equipment	(1,141)	(968)
Proceeds from sale of branch		666
Acquisition costs, net of cash acquired	(225)
Payments for premiums on life insurance		(292)
Other	3	5

Net investing	(1,363)	(589)

Cash flows from financing activities
Borrowings under credit facility	10,800	11,100
Payments on credit facility	(21,000)	(11,400)
Repayments of long-term debt	(6,864)	(8,803)
Dividends to stockholders	(3,637)	(1,803)
Repurchase of common stock	(1,837)	(1,274)
Exercise of stock options		195

Net financing	(22,538)	(11,985)

Cash and cash equivalents
Net decrease	(6,305)	(2,312)
At beginning of year	21,151	16,288

At end of period	$14,846	$13,976

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,225	$1,054
Income taxes	5,796	3,657

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

Balance, December 31, 2009	17,414	$207	$67,879	$32,182	$(33,981)	$(737)	$65,550
Comprehensive income:
Net income				11,943
Unrealized gain on derivative instrument, net of deferred taxes of $150						245
Total comprehensive income							12,188
Common stock repurchases	(674)				(2,993)		(2,993)
Dividends to stockholders				(5,415)			(5,415)
Issuance of restricted stock awards	232		(2,384)		2,384		—
Stock-based compensation expense			2,355				2,355
Tax impact of stock-based compensation			(138)				(138)

Balance, December 31, 2010	16,972	207	67,712	38,710	(34,590)	(492)	71,547
Comprehensive income:
Net income				5,317
Unrealized gain on derivative instrument, net of deferred taxes of $117						191
Total comprehensive income							5,508
Common stock repurchases	(304)				(1,274)		(1,274)
Dividends to stockholders				(1,803)			(1,803)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			1,174				1,174
Stock option exercises	100		(713)		908		195
Tax impact of stock-based compensation			(126)				(126)

Balance, June 30, 2011 (Unaudited)	17,024	$207	$65,702	$42,224	$(32,611)	$(301)	$75,221

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 27-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2011, the Company operated 499 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of June 30, 2011, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the six months ended June 30, 2011 was approximately $9,816 and the average term of the loan was 34 months.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2010 was derived from the audited financial statements of the Company, but does not include all disclosures required by US GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2010 and 2011 and cash flows for the six months ended June 30, 2010 and 2011, in conformity with US GAAP. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Accounting reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Balance Sheets, certain amounts associated with the automotive loans receivable have been reclassified from Other assets, net to separately present the non-current portion.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2010 and June 30, 2011, the Company had inventory of used vehicles totaling $3.3 million and $2.6 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2010 and June 30, 2011.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Average amount of cash provided to customer	$319.64	$318.90	$319.43	$319.44
Average fee received by the Company	$56.24	$56.65	$56.14	$56.84
Average term of the loan (days)	17.0	17.5	16.9	17.4

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2010 and June 30, 2011, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2010 and June 30, 2011, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. In 2008 and 2009, the automotive sales industry experienced an increase in delinquencies and, as a result, an increase in losses. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels during 2010 and first six months of 2011 due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2010 and June 30, 2011, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Cash received from sale of payday loan receivables	$87	$75	$152	$280

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, short-term payday, title and installment loans receivable, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at December 31, 2010 and June 30, 2011, will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2010 and June 30, 2011, the fair value of the automotive loan receivables was $10.0 million and $11.7 million, respectively.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 11). The balance on the term loan was $27.7 million as of December 31, 2010 and $18.9 million as of June 30, 2011. As of December 31, 2010 and June 30, 2011, the fair value of the five-year term loan was approximately $28.5 million and $18.2 million, respectively.

Legal Fees on Loss Contingencies. The Company’s accrual for loss contingencies includes estimates of legal fees and other directly related costs to be incurred.

Note 2 – Accounting Developments

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is currently how the Company presents comprehensive income, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on the Company’s consolidated financial statements, though it will change the Company’s financial statement presentation of comprehensive income.

In May 2011, the FASB issued an update to the authoritative guidance, which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This guidance will be effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

The following table presents fair value measurements for recurring financial assets as of June 30, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$485	$—	$485

Total	$—	$485	$—	$485

The following table presents fair value measurements for recurring financial assets as of December 31, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$793	$—	$793

Total	$—	$793	$—	$793

The Company measures the value of its interest rate swap agreement relying on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate swap agreement. As of December 31, 2010 and June 30, 2011, the fair value of the interest rate swap agreement was a liability of $793,000 and $485,000, respectively. For the three months and six months ended June 30, 2011 the Company recorded unrealized gains of $118,000 and $308,000 respectively, on the interest rate swap agreement in other comprehensive income. For the three months and six months ended June 30, 2010 the Company recorded unrealized gains of $96,000 and $121,000 respectively, on the interest rate swap agreement in other comprehensive income. For additional information on the interest rate swap agreement, see Notes 11 and 12.

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Note 4 – Significant Business Transactions

Closure of Branches. During first six months of 2011, the Company closed seven of its lower performing branches in various states (which included four branches that were consolidated into a nearby branches). The Company recorded approximately $150,000 in pre-tax charges during the six months ended June 30, 2011 associated with these closures. The charges included a $71,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs and $5,000 for other costs.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of June 30, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Reductions	Balance at June 30, 2011
Lease and related occupancy costs	$325	$74	$(327)	$72
Severance	155		(155)
Other		5	(5)

Total	$480	$79	$(487)	$72

As of June 30, 2011, the balance of $72,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Branch. In March 2011, the Company sold a branch located in California for approximately $666,000. The carrying value of the payday loan receivables, fixed assets and other assets sold was approximately $137,000, $15,000 and $2,000, respectively. The Company also recorded a disposition of goodwill totaling $135,000 due to the sale of this location. The gain from the sale of the branch, which was approximately $377,000, and its related operations are included in discontinued operations in the Consolidated Statements of Income.

Note 5 – Discontinued Operations

The Company closed 34 branches during 2010 that were not consolidated into nearby branches and announced it would close 21 branches in Arizona, Washington and South Carolina in 2011. During the first six months of 2011, the Company closed 18 of the 21 branches and expects to close the remaining three branches in second half of 2011. In addition, the Company closed three branches during first six months of 2011 that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2010 and 2011 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$1,667	$104	$3,876	$500
Provision for losses	493	34	1,036	117
Other branch expenses	1,702	79	3,921	580

Branch gross loss	(528)	(9)	(1,081)	(197)
Other, net	(76)	(2)	(261)	332

Gain (loss) before income taxes	(604)	(11)	(1,342)	135
Income tax benefit (expense)	239	4	530	(52)

Gain (loss) from discontinued operations	$(365)	$(7)	$(812)	$83

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Income available to common stockholders:
Income from continuing operations	$1,799	$34	$7,423	$5,234
Discontinued operations, net of income tax	(365)	(7)	(812)	83

Net income	$1,434	$27	$6,611	$5,317

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,351	17,040	17,416	17,047
Dilutive effect of stock options and unvested restricted stock	75	92	83	57

Weighted average diluted common shares outstanding	17,426	17,132	17,499	17,104

Basic earnings (loss) per share:
Continuing operations	$0.10	$—	$0.41	$0.29
Discontinued operations	(0.02)		(0.05)

Net income	$0.08	$—	$0.36	$0.29

Diluted earnings (loss) per share:
Continuing operations	$0.10	$—	$0.41	$0.29
Discontinued operations	(0.02)		(0.05)

Net income	$0.08	$—	$0.36	$0.29

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011, respectively, because they were anti-dilutive. Options to purchase 2.1 million shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, respectively, because they were anti-dilutive.

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

The following table presents summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2011
	Financial Services	Automotive	Consolidated Total

Total revenues	$38,624	$5,610	$44,234
Provision for losses	9,375	1,563	10,938
Other branch expenses	17,460	3,754	21,214

Branch gross profit	11,789	293	12,082
Other, net (a)	(11,462)	(544)	(12,006)

Income (loss) from continuing operations before income taxes	$327	$(251)	$76

	Three Months Ended June 30, 2010
	Financial Services	Automotive	Consolidated Total

Total revenues	$40,165	$4,746	$44,911
Provision for losses	9,454	1,193	10,647
Other branch expenses	18,039	2,995	21,034

Branch gross profit	12,672	558	13,230
Other, net (a)	(9,820)	(396)	(10,216)

Income from continuing operations before income taxes	$2,852	$162	$3,014

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest and other expenses.

	Six Months Ended June 30, 2011
	Financial Services	Automotive	Consolidated Total

Total revenues	$77,871	$12,585	$90,456
Provision for losses	13,365	2,493	15,858
Other branch expenses	35,745	8,496	44,241

Branch gross profit	28,761	1,596	30,357
Other, net (a)	(20,556)	(1,113)	(21,669)

Income from continuing operations before income taxes	$8,205	$483	$8,688

	Six Months Ended June 30, 2010
	Financial Services	Automotive	Consolidated Total

Total revenues	$82,146	$9,572	$91,718
Provision for losses	14,883	1,463	16,346
Other branch expenses	36,382	5,898	42,280

Branch gross profit	30,881	2,211	33,092
Other, net (a)	(20,102)	(817)	(20,919)

Income from continuing operations before income taxes	$10,779	$1,394	$12,173

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest and other expenses.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2010	June 30, 2011

Financial Services	$120,413	$112,069
Automotive	17,629	19,457

Total	$138,042	$131,526

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables, including both current and non-current, consisted of the following (in thousands):

June 30, 2011:	Payday and Title Loans	Automotive Loans	Installment Loans	Total

Total loans, interest and fees receivable	$48,516	$18,002	$8,894	$75,412
Less: allowance for losses	(1,530)	(3,840)	(2,080)	(7,450)

Loans, interest and fees receivable, net of allowance	$46,986	$14,162	$6,814	$67,962

December 31, 2010:	Payday and Title Loans	Automotive Loans	Installment Loans	Total

Total loans, interest and fees receivable	$54,148	$15,366	$7,695	$77,209
Less: allowance for losses	(1,760)	(3,740)	(1,650)	(7,150)

Loans, interest and fees receivable, net of allowance	$52,388	$11,626	$6,045	$70,059

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

The Company has $5.1 million in automotive loans receivable that are past due as of June 30, 2011 and approximately 13.9% of this amount is more than 60 days past due. In addition, the Company has automotive loans receivable totaling $702,000 that are on non-accrual status as of June 30, 2011. With respect to installment loans, the Company has approximately $1.8 million in installment loans receivable that are past due as of June 30, 2011 and approximately 4.2% of this amount is more that 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2010	2011	2010	2011
Balance, beginning of period	$8,640	$5,690	$10,803	$7,150
Charge-offs	(17,860)	(15,531)	(36,464)	(31,097)
Recoveries	8,133	6,946	18,600	16,432
Provision for losses	10,657	10,345	16,631	14,965

Balance, end of period	$9,570	$7,450	$9,570	$7,450

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 14 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the six months ended June 30, 2011 (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,760	$3,740	$1,650	$—	$7,150
Charge-offs	(24,015)	(2,394)	(4,365)	(323)	(31,097)
Recoveries	15,261		973	198	16,432
Provision for losses	8,524	2,494	3,822	125	14,965

Balance, end of period	$1,530	$3,840	$2,080	$—	$7,450

Note 9 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Installment loan interest and fees	$3,788	$5,020	$7,783	$9,658
Credit service fees	1,667	1,727	3,397	3,663
Check cashing fees	1,022	967	2,455	2,304
Title loan fees	887	1,563	1,795	3,130
Other fees	619	616	1,355	1,317

Total	$7,983	$9,893	$16,785	$20,072

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2010	2011
Buildings	$3,262	$3,262
Leasehold improvements	19,589	19,976
Furniture and equipment	23,315	23,194
Land	512	512
Vehicles	1,017	1,040

	47,695	47,984
Less: Accumulated depreciation and amortization	(33,585)	(35,197)

Total	$14,110	$12,787

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original agreement lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2010, the balance of the deferred liability was approximately $185,000, which consisted of $46,000 classified as a non-current liability. As of June 30, 2011, the balance of the deferred liability was approximately $353,000, which consisted of $297,000 classified as a non-current liability.

Note 11 – Indebtedness

The following table summarizes long-term debt at December 31, 2010 and June 30, 2011 (in thousands):

	December 31, 2010	June 30, 2011

Term loan	$27,744	$18,941
Revolving credit facility	17,250	16,950

Total debt	44,994	35,891
Less: debt due within one year	(28,113)	(27,560)

Long-term debt	$16,881	$8,331

On December 7, 2007, the Company entered into an amended and restated credit agreement with a syndicate of banks. The amended credit agreement provides for a five-year term loan of $50.0 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The maximum borrowings under the amended credit facility may be increased by $25.0 million pursuant to bank approval in accordance with the terms set forth in the credit facility.

The credit facility is guaranteed by each subsidiary and is secured by all the capital stock of each subsidiary of the Company and all personal property (including all present and future accounts receivable, inventory, property and equipment, general intangibles (including intellectual property), instruments, deposit accounts, investment property and the proceeds thereof). Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.50%, either of which is then added to a maximum margin of 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a maximum margin over LIBOR of 4.00%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until December 6, 2012. The credit facility has a grid that adjusts the borrowing rates for both Base Rate loans and LIBOR Rate loans based upon the Company’s leverage ratio. Leverage ratio is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facility also includes a non-use fee ranging from 0.25% to 0.375%, which is based upon the Company’s leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of June 30, 2011, the Company is in compliance with all of its debt covenants. The credit facility expires on December 6, 2012.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its credit facility. The swap agreement is designated as a cash flow hedge, and effectively changes the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement has a maturity date of December 6, 2012. Under the swap, the Company pays a fixed interest rate of 3.43% and receives interest at a rate of LIBOR. As of June 30, 2011, approximately $18.0 million (representing the majority of the unpaid principal of the term loan) is subject to the interest rate swap agreement. The hedge is highly effective and, therefore, the Company reported no net gain or loss during the six months ended June 30, 2010 and 2011. The Company expects approximately $552,000 of losses in accumulated other comprehensive income to be reclassified into earnings within the next 12 months.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of December 31, 2010 and June 30, 2011 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
		December 31, 2010	June 30, 2011
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$793	$485

The following table summarizes the gains (losses) recognized in Other Comprehensive Income (in thousands) related to the interest rate swap agreement for the three months ended June 30, 2010 and 2011.

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Cash flow hedges:
Loss recognized in other comprehensive income	$(150)	$(38)	$(419)	$(55)
Amount reclassified from accumulated other comprehensive loss to interest expense	246	156	540	363

Total	$96	$118	$121	$308

Note 13 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 39.8% for the six months ended June 30, 2011 compared to 39.0% for the six months ended June 30, 2010. Significant items impacting the 2011 rate include state tax expense, net of federal benefits, and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $253,000 as of December 31, 2010 and as of June 30, 2011.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2011.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of June 30, 2011:

	Federal	State
Statute remains open	2007-2010	2006-2010
Tax years currently under examination	None	None

Note 14 – Credit Services Organization

Payday loans are originated by the Company at all of its branches, except branches in Texas. For its locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2010 and June 30, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2010 and $90,000 as of June 30, 2011. The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2010	2011	2010	2011
Balance, beginning of period	$60	$50	$100	$100
Charge-offs	(583)	(743)	(1,136)	(1,446)
Recoveries	149	155	394	426
Provision for losses	484	628	752	1,010

Balance, end of period	$110	$90	$110	$90

Note 15 – Stockholders Equity

Comprehensive income (loss). Components of comprehensive income consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net income	$1,434	$27	$6,611	$5,317
Other comprehensive income:
Unrealized loss on interest rate swap	(150)	(38)	(419)	(55)
Amount reclassified to interest expense related to interest rate swap	246	156	540	363
Deferred income taxes	(37)	(45)	(46)	(117)

Other comprehensive income	59	73	75	191

Comprehensive income	$1,493	$100	$6,686	$5,508

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2011, the Company had repurchased 5.5 million shares at a total cost of approximately $55.4 million, which leaves approximately $4.6 million that may yet be purchased under the current program, which expires June 30, 2012.

Dividends. On April 27, 2011, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on May 31, 2011 to stockholders of record as of May 17, 2011. The total amount of the dividend paid was approximately $898,000.

Note 16 – Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Employee stock-based compensation:
Stock options	$106	$96	$245	$193
Restricted stock awards	380	405	729	798

	486	501	974	991
Non-employee director stock-based compensation:
Restricted stock awards			225	183

Total	$486	$501	$1,199	$1,174

Stock option grants. The Company did not grant stock options during first six months of 2011. As of June 30, 2011, the Company had 2.7 million stock options outstanding with a weighted average exercise price of $9.78 and 2.4 million stock options exercisable with a weighted average exercise price of $10.37.

Restricted stock grants. During first quarter 2011, the Company granted 532,040 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 487,200 shares granted to employees that vest equally over four years and 44,840 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.2 million. For the three and six months ended June 30, 2011, the Company recognized $122,000 and $387,000 respectively, in stock-based compensation expense related to these restricted stock grants. As of June 30, 2011, the total unrecognized compensation costs related to these restricted stock grants was $1.8 million. The Company expects that these costs will be amortized over a weighted average period of 3.5 years.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2011 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	661,296	$6.56
Granted	532,040	4.09
Vested	(255,883)	5.49
Forfeited	(5,547)	5.39

Non-vested balance, June 30, 2011	931,906	$5.81

Note 17 – Commitments and Contingencies

Litigation. The Company is subject to various asserted and unasserted claims during the course of business. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual is described below, the Company is unable to reasonably estimate the range of loss, if any, in connection with the asserted and unasserted legal actions against it. Although the outcome of many of these matters is currently not determinable, the Company believes that it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material adverse effect on the Company’s consolidated financial statements. In addition to the legal proceedings discussed below, the Company is subject to various legal proceedings arising from normal business operations.

The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with accounting guidance. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court refused to enforce the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In July 2008, the Company filed its appeal of the court’s order with the Missouri Court of Appeals. In December 2008, the Court of Appeals affirmed the decision of the trial court. In September 2009, the plaintiff filed her action in arbitration. The Company has filed its answer, and a three-person arbitration panel has been chosen. Discovery has commenced, and the parties were scheduled to argue class certification in August 2011. In early August 2011, the Company and plaintiff reached a tentative agreement to settle this purported class action arbitration for approximately $1.9 million. As of June 30, 2011, the Company has recorded a $2.0 million liability in accrued expenses and other liabilities in connection with this tentative settlement and anticipated additional legal expenses to effect the settlement.

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violation of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, its services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorneys fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. The Company expects to receive a decision from the trial court by the end of 2011.

There are three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. In December 2005, the judge in those three cases (1) granted the defendants’ motions to stay the purported class action lawsuits and to compel arbitration in accordance with the terms of the arbitration provisions contained in the consumer loan contracts, (2) ruled that the class action waivers in those consumer loan contracts are valid, and (3) denied plaintiffs’ motions for class certifications. The plaintiffs in those three cases, who are represented by the same law firms as the plaintiffs in the case filed against the Company, appealed that ruling. In January 2007, the North Carolina Court of Appeals heard the appeal in the three companion cases. In May 2008, the appellate court remanded the three companion cases to the state court to review its ruling in light of a recent North Carolina Supreme Court decision. In June 2009, the trial court denied defendants’ motion to compel arbitration and granted each of the respective plaintiffs’ motions for class certification. Defendants appealed those rulings, but by the end of 2010, settlements in each of the three companion cases were reached. However the settlements do not provide reasonable guidance on settlements in the Company’s case. As noted above, the Company argued its own issues concerning arbitration and class certification before the trial court in July 2011.

The judge handling the lawsuit against the Company in North Carolina is the same judge who is handling the three companion cases.

Ohio. In April 2009, the Ohio Division of Financial Institutions issued a notice of violation challenging the business model used by a subsidiary of the Company in that state. In Ohio, the Company issues short-term loan proceeds to customers in the form of a check. The Company offers to cash these checks for a fee. Cashing a check is a voluntary transaction and the underlying short-term loan is not conditioned upon an agreement to cash the customer’s loan proceeds check. The Division of Financial Institutions has claimed that cashing these checks is a violation of the Ohio’s Small Loan Act and has asked the Company to cease cashing the checks for a fee. The Company believes that its business practice complies with all applicable laws and continues to conduct business without any changes to its operations. The Division asked for an administrative hearing to determine whether the business model violates state law. A hearing officer determined, however, that the Company’s model does not violate state law. The Division, as allowed by law, rejected this finding in early 2011 and issued another cease and desist order to the Company. As a result, the Company moved to stay the order and has forced an appeal of the administrative ruling to state district court. In July 2011, the district court ruled in favor of the Company’s appeal, rejecting the Division’s attack on the Company’s business practices in Ohio. It is unclear if the Division will appeal this ruling.

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

Company branches located in the states of Missouri, California, Kansas and Illinois represented approximately 32%, 14%, 9% and 6%, respectively, of total revenues for the six months ended June 30, 2011. Company branches located in the states of Missouri, California, Kansas, Illinois, Texas and New Mexico represented approximately 36%, 15%, 10%, 7%, 5% and 5%, respectively, of total branch gross profit for the six months ended June 30, 2011. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of the Company. For the six months ended June 30, 2011, revenues and gross profit from the Arizona branches declined by $3.9 million and $3.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of Company revenues and gross profits.

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

Note 19 – Subsequent Events

Dividends. On July 29, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on September 1, 2011 to stockholders of record as of August 18, 2011. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 63.9% of our total revenues for the six months ended June 30, 2011. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 499 branches in 23 states at June 30, 2011. In all but one of these states, Texas, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. We also sell used automobiles and finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

We currently offer installment loans to customers in Colorado, Idaho, Illinois, Montana, New Mexico and Utah. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that we advance under an installment loan is $1,000. The average principal amount for installment loans originated during six months ended June 30, 2011 was approximately $535 and the average term of the loan was 219 days.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of June 30, 2011, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during six months ended June 30, 2011 was approximately $9,816 and the average term of the loan was 34 months.

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

In response to changes in the overall market, we have dramatically slowed our branch expansion since January 1, 2007 and closed a significant number of branches. During this period, we opened 38 de novo branches, acquired 14 branches, closed 166 branches and sold one branch.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2007.

					June 30,
	2007	2008	2009	2010	2011
Beginning branch locations	613	596	585	556	523
De novo branches opened during period	20	12	3	1	2
Acquired branches during period	13	1
Branches closed/sold during period	(50)	(24)	(32)	(34)	(26)

Ending branch locations	596	585	556	523	499

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2011, we expect to open approximately five to ten branches providing short-term loan products and one or two automotive locations.

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

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. During 2010, the results from the states in which we experienced law changes were more negative than we expected, with revenue declines and loss rates exceeding our 2010 forecasts. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering title loans in Arizona, our customers have not embraced this product as they did the payday loan product. For the six months ended June 30, 2011, revenues and gross profit from our Arizona branches declined by $3.9 million and $3.4 million, respectively, from the prior year. In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above, as well as the residual effect of Arizona in first half 2011 versus 2010 to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to

$7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$32,182	$28,731	71.7%	65.0%
Automotive sales, interest and fees	4,746	5,610	10.6%	12.7%
Other	7,983	9,893	17.7%	22.3%

Total revenues	44,911	44,234	100.0%	100.0%

Branch expenses
Salaries and benefits	9,947	9,364	22.1%	21.2%
Provision for losses	10,647	10,938	23.7%	24.7%
Occupancy	4,910	5,174	10.9%	11.7%
Cost of sales—automotive	2,261	2,930	5.0%	6.6%
Depreciation and amortization	785	692	1.7%	1.6%
Other	3,131	3,054	7.1%	6.9%

Total branch expenses	31,681	32,152	70.5%	72.7%

Branch gross profit	13,230	12,082	29.5%	27.3%

Regional expenses	3,381	3,460	7.6%	7.8%
Corporate expenses	5,589	7,591	12.4%	17.2%
Depreciation and amortization	675	472	1.6%	1.1%
Interest expense	551	465	1.2%	1.0%
Other expense, net	20	18	0.0%	0.0%

Income from continuing operations before income taxes	3,014	76	6.7%	0.2%
Provision for income taxes	1,215	42	2.7%	0.1%

Income from continuing operations	1,799	34	4.0%	0.1%
Loss from discontinued operations, net of income tax	(365)	(7)	(0.8)%	(0.0)%

Net income	$1,434	$27	3.2%	0.1%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011
Financial Services Branch Information:
Number of branches, beginning of period	553	501
De novo branches opened		2
Acquired branches
Branches scheduled to close		(3)
Branches closed	(8)	(4)

Number of branches, end of period	545	496

Average number of branches open during period (excluding branches reported as discontinued operations)	498	497

Average revenue per branch (in thousands)	$81	$78

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$223,364	$200,465
Average loan (principal plus fee)	375.88	375.55
Average fees per loan	56.24	56.65
Average fee rate per $100	17.59	17.76

Installment Loans:
Installment loan volume (in thousands)	$6,088	$10,098
Average loan (principal)	481.46	539.17
Average term (days)	171	182

Automotive Loans:
Automotive loan volume (in thousands)	$3,862	$4,313
Average loan (principal)	9,328	9,801
Average term (months)	33	33
Locations, end of period	5	5

Income from continuing operations. For the three months ended June 30, 2011, income from continuing operations was $34,000 compared to $1.8 million for the same period in 2010. The results for the three months ended June 30, 2011 include $2.0 million in accrued costs resulting from a tentative settlement of an outstanding legal matter. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2011, revenues were $44.2 million, a decrease of 1.5% from $44.9 million during the three months ended June 30, 2010. The decrease in revenues was primarily due to reduced payday loan volumes in Arizona resulting from the expiration of the payday law on June 30, 2010, substantially offset by higher automotive revenues and improvements in other short-term lending products such as installment and title loans. In Arizona, we are now offering a title loan product, but customer demand is significantly lower for this product than the payday loan alternative previously available.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.0% of total revenues for the three months ended June 30, 2011. With respect to payday loan volume, we originated approximately $200.5 million in loans during second quarter 2011, which was a decline of 10.3% from the $223.4 million during 2010. This decline is primarily attributable to the expiration of the payday loan law in Arizona on June 30, 2010. The average payday loan (including fee) totaled $375.55 in second quarter 2011 versus $375.88 during second quarter 2010. Average fees received from customers per loan increased from $56.24 in second quarter 2010 to $56.65 in second quarter 2011. Our average fee rate per $100 for second quarter 2011 was $17.76 compared to $17.59 in 2010.

An $864,000 improvement in automotive sales and interest revenues partially offset the decline in payday lending revenue. We believe this increase is attributable to improved customer demand and an additional year of operating experience in the same locations.

The following table summarizes other revenues:

	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$3,788	$5,020	8.4%	11.3%
Credit service fees	1,667	1,727	3.7%	3.9%
Check cashing fees	1,022	967	2.3%	2.2%
Title loan fees	887	1,563	2.0%	3.5%
Other fees	619	616	1.3%	1.4%

Total	$7,983	$9,893	17.7%	22.3%

Revenues from installment loans, credit service fees, check cashing, title loans and other sources totaled $9.9 million during second quarter 2011, up approximately $1.9 million from $8.0 million in the comparable prior year quarter. The increase was primarily due to an increase in installment loan interest and fees and title loan fees. We began offering the installment product in additional states during 2010 and we offered title loans in Arizona as an alternative to payday loans when the Arizona payday loan law expired on June 30, 2010.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended June 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note, the table excludes three branches that are scheduled to close during second half of 2011, as these branches are part of discontinued operations.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services Branches:
Pre—1999	33	$5,002	$4,662	(6.8)%	$51	$47
1999	36	3,891	3,817	(1.9)%	36	35
2000	45	4,375	4,229	(3.3)%	32	31
2001	29	2,685	2,247	(16.3)%	31	26
2002	48	4,016	3,491	(13.1)%	28	24
2003	39	2,851	2,571	(9.8)%	24	22
2004	55	3,921	3,770	(3.8)%	24	23
2005	122	8,426	8,379	(0.6)%	23	23
2006	63	3,081	3,556	15.4%	16	19
2007	13	945	1,091	15.5%	24	28
2008	9	509	469	(7.9)%	19	17
2009	1	45	63	42.0%	15	21
2010	1	28	55	(b )	9	19
2011	2		85			14

Sub-total	496	39,775	38,485	(3.2)%	$27	$26

Consolidated branches (a)		358	108
Automotive branches	5	4,747	5,609		$316	$374
Other		31	32

Total		$44,911	$44,234	(1.5)%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during 2011 due to high unemployment rates, low consumer spending and weak consumer confidence. In addition, although we began offering title loans in our Arizona branches upon the expiration of the Arizona payday lending law on June 30, 2010, our Arizona customers have not embraced the title loan product. As a result, our overall revenues in Arizona declined by $1.7 million compared to prior year’s second quarter. As noted above, absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the residual effect of Arizona in first half 2011 versus 2010 and the net impact of the Illinois law change to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to $7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Branch Expenses. Total branch expenses increased $500,000, from $31.7 million during second quarter 2010 to $32.2 million in second quarter 2011. Branch operating costs, exclusive of loan losses, increased from $21.0 million during second quarter 2010 to $21.2 million in second quarter 2011. This increase was primarily attributable to an increase in cost of sales from the automotive business, substantially offset by lower compensation attributable to a decline in the number of employees in our financial services branches. The total number of field personnel averaged 1,514 during second quarter 2011 compared to 1,654 during second quarter 2010.

The provision for losses increased from $10.6 million in second quarter 2010 to $10.9 million during second quarter 2011. Our loss ratio was 23.7% in second quarter 2010 versus 24.7% in second quarter 2011. The higher loss ratio in second quarter 2011 reflects a lower rate of collections in second quarter 2011 versus second quarter 2010. Our charge-offs as a percentage of revenue were 36.7% during second quarter 2011 compared to 38.9% during second quarter 2010. Our collections as a percentage of charge-offs were 43.7% during second quarter 2011 compared to 44.6% during second quarter 2010. In addition, we received cash of approximately $75,000 from the sale of certain payday loan receivables during second quarter 2011 that had previously been written off compared to $87,000 during second quarter 2010.

Branch Gross Profit. Branch gross profit was $12.1 million in second quarter 2011 versus $13.2 million in second quarter 2010. Branch gross margin, which is branch gross profit as a percentage of revenues, was 27.3% during second quarter 2011 compared to 29.5% during second quarter 2010. The decline is attributable to the changes in the Arizona law as noted above, partially offset by improvements in various other states in which we operate.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended June 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note that the table excludes three branches that are scheduled to close during second half of 2011.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services Branches:
Pre—1999	33	$2,102	$2,194	42.0%	47.0%	24.0%	18.9%
1999	36	1,357	1,471	34.9%	38.5%	21.1%	17.5%
2000	45	1,637	1,511	37.4%	35.7%	24.0%	24.3%
2001	29	812	644	30.2%	28.7%	29.2%	23.8%
2002	48	1,401	719	34.9%	20.6%	21.9%	31.4%
2003	39	846	557	29.7%	21.7%	22.9%	26.3%
2004	55	1,178	1,035	30.0%	27.4%	22.0%	23.1%
2005	122	2,000	2,009	23.7%	24.0%	25.6%	26.6%
2006	63	265	379	8.6%	10.7%	26.6%	32.6%
2007	13	219	272	23.1%	24.9%	26.5%	30.0%
2008	9	81	96	16.0%	20.4%	24.5%	16.9%
2009	1	(2)	24	(5.0)%	37.2%	43.1%	14.2%
2010	1	(14)	3	(45.2)%	5.8%	36.9%	31.6%
2011	2		(4)	(c )	(3.2)%		19.5%

Sub-total	496	11,882	10,910	29.9%	28.3%	24.2%	24.9%

Consolidated branches (a)		134	(20)
Automotive branches	5	555	288	11.7%	5.1%	25.1%	27.9%
Other (b)		659	904

Total		$13,230	$12,082	29.5%	27.3%	23.7%	24.7%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $75,000 and $87,000 for the three months ended June 30, 2011 and 2010, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses increased from $9.0 million in second quarter 2010 to $11.0 million in second quarter 2011. The increase is primarily attributable to the accruals associated with the tentative settlement of an outstanding legal matter ($2.0 million) and higher professional expenses. These items were partially offset by reduced public affairs expenditures.

Interest and Other Expenses. Interest expense declined by approximately $86,000 from $551,000 during second quarter 2010 to $465,000 during second quarter 2011 due to lower average outstanding debt balances.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

The following table sets forth our results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$65,361	$57,799	71.3%	63.9%
Automotive sales and interest	9,572	12,585	10.4%	13.9%
Other	16,785	20,072	18.3%	22.2%

Total revenues	91,718	90,456	100.0%	100.0%

Branch expenses
Salaries and benefits	19,841	19,619	21.6%	21.7%
Provision for losses	16,346	15,858	17.8%	17.5%
Occupancy	10,231	10,401	11.2%	11.5%
Cost of automotive sales	4,423	6,737	4.8%	7.4%
Depreciation and amortization	1,630	1,414	1.8%	1.6%
Other	6,155	6,070	6.7%	6.7%

Total branch expenses	58,626	60,099	63.9%	66.4%

Branch gross profit	33,092	30,357	36.1%	33.6%

Regional expenses	7,211	6,768	7.9%	7.5%
Corporate expenses	11,051	12,644	12.0%	14.0%
Depreciation and amortization	1,369	1,175	1.5%	1.3%
Interest expense	1,255	1,059	1.4%	1.2%
Other expense, net	33	23	0.0%	0.0%

Income from continuing operations before income taxes	12,173	8,688	13.3%	9.6%
Provision for income taxes	4,750	3,454	5.2%	3.8%

Income from continuing operations	7,423	5,234	8.1%	5.8%
Gain (loss) from discontinued operations, net of income tax	(812)	83	(0.9)%	0.1%

Net income	$6,611	$5,317	7.2%	5.9%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011
Financial Services Branch Information:
Number of branches, beginning of period	556	523
De novo branches opened	1	2
Acquired branches
Branches scheduled to close		(3)
Branches closed	(12)	(26)

Number of branches, end of period	545	496

Average number of branches open during period (excluding branches reported as discontinued operations)	498	497

Average revenue per branch (in thousands)	$165	$157

Other Information:
Payday loans:
Payday loan volume (in thousands)	$441,912	$390,889
Average loan (principal plus fee)	375.57	376.28
Average fees per loan	56.14	56.84
Average fee rate per $100	17.58	17.79

Installment Loans:
Installment loan volume (in thousands)	$10,984	$18,068
Average loan (principal)	485.13	535.12
Average term (days)	171	219

Automotive Loans:
Automotive loan volume (in thousands)	$7,738	$9,865
Average loan (principal)	9,083	9,816
Average term (months)	32	34
Locations, end of period	5	5

Income from continuing operations. For the six months ended June 30, 2011, income from continuing operations was $5.2 million compared to $7.4 million for the same period in 2010. As noted above in the quarterly discussion, the results for the six months ended June 30, 2011 include $2.0 million in accrued costs resulting from a tentative settlement of an outstanding legal matter. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2011, revenues were $90.5 million, a 1.3% decrease from $91.7 million during the six months ended June 30, 2010. The decline is due to reduced loan volumes in Arizona resulting from the expiration of the existing payday loan law on June 30, 2010, which was substantially offset by higher automotive revenues and improvements in other short-term lending products such as installment and title loans. We originated approximately $390.9 million through payday loans during the six months ended June 30, 2011, which was a decrease of 11.5% from the $441.9 million during the same period in the prior year. The average loan (including fee) totaled $376.28 during the first six months of 2011 versus $375.57 in comparable 2010. Average fees received from customers per loan were $56.14 during first six months of 2010 compared to $56.84 during first six months of 2011. Our average fee rate per $100.00 was $17.79 for the first six months 2011 and $17.58 for the same period in 2010.

The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$7,783	$9,658	8.5%	10.7%
Credit service fees	3,397	3,663	3.7%	4.0%
Check cashing fees	2,455	2,304	2.7%	2.5%
Title loan fees	1,795	3,130	2.0%	3.5%
Other fees	1,355	1,317	1.4%	1.5%

Total	$16,785	$20,072	18.3%	22.2%

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $20.1 million and $16.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to an increase in installment loan interest and fees and title loan fees. We began offering the installment product in additional states during 2010 and we offered title loans in Arizona as an alternative to payday loans when the Arizona payday loan law expired on June 30, 2010.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the six months ended June 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note, the table excludes three branches that are scheduled to close during the second half of 2011, as these branches are part of discontinued operations.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$10,127	$9,420	(7.0)%	$51	$48
1999	36	7,902	7,709	(2.4)%	37	36
2000	45	9,009	8,653	(4.0)%	33	32
2001	29	5,708	4,627	(18.9)%	33	27
2002	48	8,257	7,246	(12.3)%	29	25
2003	39	5,824	5,182	(11.0)%	25	22
2004	55	7,958	7,507	(5.7)%	24	23
2005	122	16,995	16,851	(0.9)%	23	23
2006	63	6,528	6,773	3.7%	17	18
2007	13	1,884	2,112	12.1%	24	27
2008	9	1,049	937	(10.7)%	19	17
2009	1	67	126	(b)	11	21
2010	1	51	118	(b)	8	20
2011	2		83	(b)		7

Sub-total	496	81,359	77,344	(4.9)%	$27	$26

Closed branches (a)		725	466
Automotive branches	5	9,572	12,585		$319	$420
Other		62	61

Total		$91,718	$90,456	(1.4)%

(a)	Amounts for closed branches do not include revenues from branches that are reported as discontinued operations.
(b)	Not meaningful.

Branch Expenses. Total branch expenses increased by $1.5 million, or 2.6%, from $58.6 million during first six months of 2010 to $60.1 million in first six months of 2011. Branch operating costs, exclusive of loan losses, totaled $44.2 million during the six months ended June 30, 2011 compared to $42.3 million during the same period in the prior year. This increase was primarily due to higher cost of sales for automobile purchases.

The provision for losses declined from $16.3 million for the six months ended June 30, 2010 to $15.9 million during six months ended June 30, 2011. Our loss ratio improved to 17.5% for the six months ended June 30, 2011 versus 17.8% for the six months ended June 30, 2010, largely due to a lower rate of returned items as a percentage of revenues. Our charge-offs as a percentage of revenue were 35.6% during the six months ended June 30, 2011 compared to 38.2% in the same period of the prior year. Our collections as a percentage of charge-offs were 51.9% during the six months ended June 30, 2011 compared to 50.4% during the same period in the prior year.

Branch Gross Profit. Branch gross profit decreased by $2.7 million, or 8.2%, from $33.1 million for the six months ended June 30, 2010 to $30.4 million for the six months ended June 30, 2011. Branch gross margin decreased from 36.1% to 33.6%. The decrease period-to-period was attributable to the changes in the Arizona law as noted above, partially offset by improvements in the majority of the other states in which we operate.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the six months ended June 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note, the table excludes three branches that are scheduled to close during the second half of 2011, as these branches are part of discontinued operations.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$4,821	$4,919	47.6%	52.2%	18.0%	13.5%
1999	36	3,103	3,138	39.3%	40.7%	16.2%	14.1%
2000	45	3,815	3,637	42.3%	42.0%	19.7%	18.8%
2001	29	2,278	1,692	39.9%	36.6%	21.7%	17.7%
2002	48	3,368	2,185	40.8%	30.2%	17.1%	23.0%
2003	39	2,118	1,586	36.4%	30.6%	15.9%	17.3%
2004	55	2,935	2,708	36.9%	36.1%	15.2%	14.3%
2005	122	5,054	5,121	29.7%	30.4%	19.1%	19.9%
2006	63	739	1,242	11.3%	18.3%	26.2%	22.2%
2007	13	486	640	25.8%	30.3%	22.6%	22.5%
2008	9	277	273	26.4%	29.1%	16.5%	7.5%
2009	1	(11)	51	(15.8)%	40.3%	37.1%	13.2%
2010	1	(46)	24	(c)	20.8%	42.4%	20.3%
2011	2		(14)		(15.5)%		19.5%

Sub-total	496	28,937	27,202	35.6%	35.2%	18.8%	18.0%

Closed branches (a)		232	159
Automotive branches	5	2,205	1,588	23.0%	12.6%	15.3%	19.8%
Other (b)		1,718	1,408

Total		$33,092	$30,357	36.1%	33.6%	17.8%	17.5%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the receipt of cash of approximately $280,000 from selling older debt during the six months ended June 30, 2011 and $152,000 from selling older debt during the six months ended June 30, 2010.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses increased by $1.1 million from $18.3 million during the six months ended June 30, 2010 to $19.4 million in the current year period. The increase is primarily attributable to the $2.0 million legal settlement accrual as noted above, partially offset by reductions in compensation (due to a lower number of employees), in occupancy costs associated with a renegotiated corporate lease and in public affairs expenditures.

Interest and Other Expenses. Interest expense totaled $1.1 million during the six months ended June 30, 2011 compared to interest expense of $1.3 million during the six months ended June 30, 2010. The lower level of interest expense reflects lower average debt balances during the six months ended June 30, 2011.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2011 was 39.8% compared to 39.0% for the six months ended June 30, 2010.

Discontinued Operations. We closed 34 branches during 2010 that were not consolidated into nearby branches and announced we would close 21 branches in Arizona, Washington and South Carolina during first half of 2011. During first six months of 2011, we closed 18 of the 21 branches and we expect to close the remaining three branches in second half of 2011. In addition, we closed three branches during first six months of 2011 that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2010 and 2011 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$1,667	$104	$3,876	$500
Provision for losses	493	34	1,036	117
Other branch expenses	1,702	79	3,921	580

Branch gross loss	(528)	(9)	(1,081)	(197)
Other, net	(76)	(2)	(261)	332

Gain (loss) before income taxes	(604)	(11)	(1,342)	135
Income tax benefit (expense)	239	4	530	(52)

Gain (loss) from discontinued operations	$(365)	$(7)	$(812)	$83

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2010	2011
Cash flows provided by (used for):
Operating activities	$17,596	$10,262
Investing activities	(1,363)	(589)
Financing activities	(22,538)	(11,985)

Net decrease in cash and cash equivalents	(6,305)	(2,312)
Cash and cash equivalents, beginning of year	21,151	16,288

Cash and cash equivalents, end of period	$14,846	$13,976

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

In accordance with accounting principles generally accepted in the United States of America, amounts drawn on our revolving credit facility are shown as debt due within one year. Under the terms of our credit agreement, however, our revolving credit facility does not mature until December 2012, and no principal amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as we are in compliance with our financial and other covenants in the credit facility, we do not face a refinancing risk until the term loan and the revolving credit facility mature in December 2012.

Net cash provided by operating activities for the six months ended June 30, 2011 was $10.3 million, approximately $7.3 million lower than the $17.6 million in comparable 2010. This decline is due to changes in working capital items, primarily attributable to a more rapid growth in loans receivable in 2011 compared to 2010.

Net cash used by investing activities for the six months ended June 30, 2011 was $589,000, which included $968,000 for capital expenditures and $292,000 in payments of premiums on life insurance. The capital expenditures primarily included $744,000 for technology and furnishings at the corporate office. These items were partially offset by proceeds received from the sale of a branch in California totaling $666,000. Net cash used by investing activities for the six months ended June 30, 2010 was $1.4 million, which included $1.1 million for capital expenditures. The capital expenditures primarily included $364,000 for renovations to existing and acquired branches and $699,000 for technology and other furnishings at the corporate office.

Net cash used for financing activities for the six months ended June 30, 2011 was $12.0 million, which primarily consisted of $11.4 million in repayments of indebtedness under the revolving credit facility, $8.8 million in repayments on the term loan, $1.8 million in dividend payments to stockholders and $1.3 million for the repurchase of 304,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $11.1 million under the revolving credit facility. Net cash used for financing activities for the six months ended June 30, 2010 was $22.5 million, which primarily consisted of $21.0 million in repayments of indebtedness under the revolving credit facility, $6.9 million in repayments on the term loan, $3.6 million in dividend payments to stockholders and $1.8 million for the repurchase of 384,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $10.8 million under the revolving credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during the remainder of 2011. Expected short-term uses of cash include funding of any increases in short-term and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility or an additional term loan under an amended credit facility. Our current credit facility requires lender approval for any purchase price of an acquisition in the same line of business that exceeds $5.0 million. For all other acquisitions and investments, the credit facility allows for expenditures in the aggregate of up to $500,000.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On July 29, 2011, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable September 1, 2011, to stockholders of record as of August 18, 2011, and the total amount to be paid will be approximately $900,000.

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

The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2011, we had repurchased 5.5 million shares at a total cost of approximately $55.4 million, which leaves approximately $4.6 million that may yet be purchased under the current program, which expires June 30, 2012.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2011.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 38 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of June 30, 2011, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas and Illinois represented approximately 32%, 14%, 9% and 6%, respectively, of total revenues for six months ended June 30, 2011. Our branches located in the states of Missouri, California, Kansas, Illinois, Texas and New Mexico represented approximately 36%, 15%, 10%, 7%, 5% and 5%, respectively, of total branch gross profit for the six months ended June 30, 2011. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted above, a new payday loan law in Illinois became effective in March 2011, which will negatively affect revenues and profitability in that state over the next twelve to eighteen months.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2010 and June 30, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2010 and $90,000 as of June 30, 2011. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for loan losses	2010	2011	2010	2011
Balance, beginning of period	$60	$50	$100	$100
Charge-offs	(583)	(743)	(1,136)	(1,446)
Recoveries	149	155	394	427
Provision for losses	484	628	752	1,009

Balance, end of period	$110	$90	$110	$90

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The previously reported settlement of the Arizona Attorney General matter has been completed.

In early August 2011, we reached a preliminary settlement with the plaintiff in the purported class action arbitration proceeding in Missouri for approximately $1.9 million.

There have been no other material developments in the second quarter 2011 in any cases material to the Company as reported in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	47,387	$4.72	47,387	$4,639,699
May 1 – May 31	6,611	4.37	6,611	4,610,802
June 1 – June 30	7,352	4.18	7,352	4,580,081

Total	61,350	$4.62	61,350	$4,580,081

On June 1, 2011, our board of directors extended our common stock repurchase program through June 30, 2012. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2011, we have repurchased 5.5 million shares at a total cost of approximately $55.4 million, which leaves approximately $4.6 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 9, 2011.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Operating Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer (Principal Financial and Accounting Officer)