Form 10-Q
period 2011-09-30
QC Holdings, Inc.
filed 2011-11-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2011:

Common Stock $0.01 per share par value — 16,995,920 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2011

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010	September 30, 2011
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$16,288	$20,540
Loans receivable, less allowance for losses of $5,300 at December 31, 2010 and $5,250 at September 30, 2011	64,319	63,286
Deferred income taxes	3,706	4,787
Prepaid expenses and other current assets	9,713	8,289

Total current assets	94,026	96,902

Non-current automotive loans receivable, less allowance for losses of $1,850 at December 31, 2010 and $1,970 at September 30, 2011	5,740	7,258

Property and equipment, net	14,110	12,146

Goodwill	16,491	25,632

Deferred income taxes	1,400	765

Other assets, net	6,275	8,670

Total assets	$138,042	$151,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$1,592
Accrued expenses and other liabilities	4,200	5,643
Accrued compensation and benefits	7,606	6,567
Deferred revenue	4,356	4,258
Revolving credit facility	17,250	16,250
Debt due within one year	10,863	16,090

Total current liabilities	44,742	50,400

Long-term debt	16,881	18,518

Other non-current liabilities	4,872	5,825

Total liabilities	66,495	74,743

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,972,194 outstanding at December 31, 2010; 20,700,250 shares issued and 17,002,899 outstanding at September 30, 2011	207	207
Additional paid-in capital	67,712	66,221
Retained earnings	38,710	43,109
Treasury stock, at cost	(34,590)	(32,694)
Accumulated other comprehensive loss	(492)	(213)

Total stockholders’ equity	71,547	76,630

Total liabilities and stockholders’ equity	$138,042	$151,373

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues
Payday loan fees	$32,752	$31,741	$95,919	$89,501
Automotive sales, interest and fees	5,212	5,646	14,784	18,231
Other	9,095	10,905	25,600	30,343

Total revenues	47,059	48,292	136,303	138,075

Branch expenses
Salaries and benefits	10,038	9,794	29,376	28,975
Provision for losses	10,652	12,416	26,628	28,166
Occupancy	5,081	5,298	15,008	15,349
Cost of sales - automotive	2,646	2,885	7,069	9,622
Depreciation and amortization	759	643	2,349	2,005
Other	3,119	2,846	9,096	8,738

Total branch expenses	32,295	33,882	89,526	92,855

Branch gross profit	14,764	14,410	46,777	45,220

Regional expenses	3,484	3,131	10,695	9,899
Corporate expenses	5,289	6,333	16,340	18,977
Depreciation and amortization	659	466	2,028	1,641
Interest expense	565	471	1,819	1,530
Other expense, net	39	461	72	483

Income from continuing operations before income taxes	4,728	3,548	15,823	12,690
Provision for income taxes	1,874	1,424	6,198	5,053

Income from continuing operations	2,854	2,124	9,625	7,637
Loss from discontinued operations, net of income tax	(814)	(342)	(974)	(538)

Net income	$2,040	$1,782	$8,651	$7,099

Weighted average number of common shares outstanding:
Basic	17,166	17,014	17,332	17,036
Diluted	17,258	17,135	17,411	17,111
Earnings (loss) per share:
Basic
Continuing operations	$0.16	$0.12	$0.53	$0.43
Discontinued operations	(0.05)	(0.02)	(0.05)	(0.03)

Net income	$0.11	$0.10	$0.48	$0.40

Diluted
Continuing operations	$0.16	$0.12	$0.53	$0.43
Discontinued operations	(0.05)	(0.02)	(0.05)	(0.03)

Net income	$0.11	$0.10	$0.48	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities
Net income	$8,651	$7,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,675	3,718
Provision for losses	28,570	28,382
Deferred income taxes	(674)	(1,193)
Loss on debt extinguishment		462
Loss on cash surrender value of life insurance		414
Loss on disposal of property and equipment	472	273
Gain on sale of branch		(377)
Stock-based compensation	1,685	1,675
Changes in operating assets and liabilities (net of effects of acquisition)
Loans, interest and fees receivable, net	(19,127)	(27,128)
Prepaid expenses and other current assets	(1,047)	827
Other assets	(1,191)	4
Accounts payable	1,218	527
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(4,722)	480
Income taxes	434	652
Other non-current liabilities	(239)	(44)

Net operating	18,705	15,771

Cash flows from investing activities
Purchase of property and equipment	(1,407)	(1,288)
Proceeds from sale of branch	207	666
Acquisition costs, net of cash acquired	(530)	(11,550)
Payments for premiums on life insurance		(292)
Other		5

Net investing	(1,730)	(12,459)

Cash flows from financing activities
Borrowings under credit facility	17,250	27,350
Payments on credit facility	(24,800)	(28,350)
Borrowings on long-term debt		32,000
Repayments of long-term debt	(8,364)	(27,743)
Proceeds from subordinated debt		3,000
Payments for debt issuance costs		(1,455)
Dividends to stockholders	(4,529)	(2,700)
Repurchase of common stock	(2,477)	(1,357)
Exercise of stock options		195

Net financing	(22,920)	940

Cash and cash equivalents
Net increase (decrease)	(5,945)	4,252
At beginning of year	21,151	16,288

At end of period	$15,206	$20,540

Supplementary disclosures
Cash paid during the period for
Interest	$1,795	$1,529
Income taxes	5,796	5,258
Non-cash investing activities
Contingent consideration on acquisition		$1,000

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance, December 31, 2009	17,414	$207	$67,879	$32,182	$(33,981)	$(737)	$65,550
Comprehensive income:
Net income				11,943
Unrealized gain on derivative instrument, net of deferred taxes of $150						245
Total comprehensive income							12,188
Common stock repurchases	(674)				(2,993)		(2,993)
Dividends to stockholders				(5,415)			(5,415)
Issuance of restricted stock awards	232		(2,384)		2,384		—
Stock-based compensation expense			2,355				2,355
Tax impact of stock-based compensation			(138)				(138)

Balance, December 31, 2010	16,972	207	67,712	38,710	(34,590)	(492)	71,547

Comprehensive income:
Net income				7,099
Unrealized gain on derivative instrument, net of deferred taxes of $171						279
Total comprehensive income							7,378
Common stock repurchases	(325)				(1,357)		(1,357)
Dividends to stockholders				(2,700)			(2,700)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			1,675				1,675
Stock option exercises	100		(713)		908		195
Tax impact of stock-based compensation			(108)				(108)

Balance, September 30, 2011 (Unaudited)	17,003	$207	$66,221	$43,109	$(32,694)	$(213)	$76,630

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 27-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2011, the Company operated 484 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of September 30, 2011, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the nine months ended September 30, 2011 was approximately $9,889 and the average term of the loan was 34 months.

On September 30, 2011, the Company, through a wholly-owned subsidiary, QC Canada Holdings Inc., acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The acquisition of Direct Credit is part of the implementation of the Company’s strategy to diversify by increasing its product offerings and expanding its presence into international markets.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2010 and 2011 and cash flows for the nine months ended September 30, 2010 and 2011, in conformity with US GAAP. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

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

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2010 and September 30, 2011, the Company had inventory of used vehicles totaling $3.3 million and $2.2 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2010 and September 30, 2011.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Average amount of cash provided to customer	$317.45	$319.78	$317.70	$319.37
Average fee received by the Company	$56.16	$56.58	$56.01	$56.73
Average term of the loan (days)	17.2	17.5	16.9	17.5

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2010 and September 30, 2011, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2010 and September 30, 2011, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels during 2010 and first nine months of 2011 due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2010 and September 30, 2011, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

On occasion, the Company will sell without recourse certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cash received from sale of payday loan receivables	$175	$101	$327	$381

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, short-term payday, title and installment loans receivable, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at December 31, 2010 and September 30, 2011, will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2010 and September 30, 2011, the fair value of the automotive loan receivables was $10.0 million and $11.9 million, respectively.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 12). The balance on the term loan was $27.7 million as of December 31, 2010. On September 30, 2011, the Company entered into an amendment of its credit facility whereby the $50 million term loan maturing December 2012 was replaced with a $32 million term loan that matures on September 30, 2014. As of December 31, 2010, the fair value of the $50 million five-year term loan was approximately $28.5 million. As of September 30, 2011 the fair value of the $32 million three-year term loan was approximately $31.6 million.

Legal Fees on Loss Contingencies. The Company’s accrual for loss contingencies includes estimates of legal fees and other directly related costs to be incurred.

Foreign Currency Translations. The functional currency for the Company’s subsidiaries that serve residents of Canada is the Canadian dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses will be translated at the monthly average exchange rates occurring during each period.

Note 2 — Accounting Developments

In September 2011, the Financial Accounting Standards Board (FASB) issued amendments to the goodwill impairment guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 3 — Significant Business Transactions

Acquisition of Direct Credit Holdings. On September 30, 2011, the Company, through a wholly-owned subsidiary, QC Canada Holdings Inc, acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The Company paid an aggregate initial consideration of $12.4 million. The Company also agreed to pay a supplemental earn-out payment in an amount based on a multiple of EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve month period ending September 30, 2012. As of September 30, 2011, the Company has estimated the fair value of the supplemental earn-out payment to be approximately $1.0 million, which is recorded in Other non-current liabilities. The fair value of the contingent consideration is based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Company believes the acquisition of Direct Credit broadens its product platform and expands its presence by entering into international markets.

The Company has not yet finalized its initial accounting for the acquired assets of Direct Credit. The Company has hired an independent appraiser to evaluate the fair value of the contingent consideration and the assets acquired and liabilities assumed. The contingent consideration and the estimated fair values of assets acquired and liabilities assumed set forth below are provisional and are based on the information that was available to the Company as of the acquisition date to estimate such contingent consideration and the fair value of assets acquired and liabilities assumed. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that the current information provides a reasonable basis for estimating the fair values of contingent consideration and of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocation as soon as practicable but no later than one-year from the acquisition date. The Company has not provided pro forma information because the Company believes that the acquisition of Direct Credit is not material to the Company’s consolidated financial statements. The operating results of Direct Credit will be included in the Company’s consolidated statements of income as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands).

At September 30, 2011
Fair value of consideration transferred:
Cash paid	$12,401
Contingent consideration	1,000

Total	$13,401

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (a)	$2,892
Property and equipment	171
Goodwill (b)	9,276
Customer relationships	1,600
Non-compete agreements	151
Trade name	259
Software	500

Total identifiable assets acquired	14,849
Current liabilities assumed	(871)
Deferred tax liability (c)	(577)

Net assets acquired	$13,401

(a)	Includes cash acquired of approximately $851,000.
(b)	The goodwill is currently assigned to a new reporting unit for goodwill testing purposes. The goodwill recognized is attributable primarily to the potential additional applications for software, expected corporate synergies, the assembled workforce of Direct Credit and other factors. None of the goodwill is expected to be deductible for income tax purposes.
(c)	The deferred tax liability represents the net deferred income taxes recorded as an increase to goodwill primarily for the tax basis differences of intangible assets acquired in connection with the acquisition of Direct Credit. To the extent of any change to the provisional fair values of the intangible assets or other items, the Company would also expect to change the related deferred tax assets and liabilities that have been recorded at the acquisition date.

For the three and nine months ended September 30, 2011, the costs incurred for the acquisition of Direct Credit were expensed as incurred and these costs were not material to the Company’s consolidated financial statements.

Closure of Branches. During the first nine months of 2011, the Company closed 22 of its lower performing branches in various states (which included four branches that were consolidated into a nearby branches) and decided it would close one branch in Arizona during first week of October. The Company recorded approximately $527,000 in pre-tax charges during the nine months ended September 30, 2011 associated with these closures. The charges included a $267,000 loss for the disposition of fixed assets, $242,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

During the first nine months of 2010, the Company closed 20 of its lower performing branches in various states and decided it would close two branches in Arizona during fourth quarter 2010. The Company recorded approximately $768,000 in pre-tax charges during the nine months ended September 30, 2010 associated with these closings. The charges included $399,000 representing the loss on the disposition of fixed assets, $353,000 for lease terminations and other related occupancy costs and $16,000 for other costs. See additional information in Note 5 regarding discontinued operations.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of September 30, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Reductions	Balance at September 30, 2011
Lease and related occupancy costs	$325	$242	$(396)	$171
Severance	155		(155)
Other		18	(18)

Total	$480	$260	$(569)	$171

As of September 30, 2011, the balance of $171,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

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

Note 4 — Fair Value Measurements

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

The following table presents fair value measurements for recurring financial assets as of September 30, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Acquisition-related contingent consideration	$—	$—	$1,000	$1,000
Interest rate swap agreement		343		343

Total	$—	$343	$1,000	$1,343

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands) :

Acquisition- related Contingent Consideration
Balance at beginning of period	$—
Amounts acquired	1,000

Balance at end of period	$1,000

The following table presents fair value measurements for recurring financial assets as of December 31, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at fair value
Interest rate swap agreement	$—	$793	$—	$793

Total	$—	$793	$—	$793

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the Consolidated Statements of Income. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs.

The Company measures the value of its interest rate swap agreement relying on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate swap agreement. As of December 31, 2010 and September 30, 2011, the fair value of the interest rate swap agreement was a liability of $793,000 and $343,000, respectively. For the three months and nine months ended September 30, 2011 the Company recorded unrealized gains of $142,000 and $450,000 respectively, on the interest rate swap agreement in other comprehensive income. For the three months and nine months ended September 30, 2010 the Company recorded unrealized gains of $50,000 and $171,000 respectively, on the interest rate swap agreement in other comprehensive income. On October 3, 2011, the Company terminated the swap agreement and settled its liability for $343,000. For additional information on the interest rate swap agreement, see Notes 12 and 13.

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Note 5 — Discontinued Operations

The Company closed 34 branches during 2010 that were not consolidated into nearby branches and announced it would close 21 branches in Arizona, Washington and South Carolina in 2011. During the first nine months of 2011, the Company closed 18 of the 21 branches. In third quarter 2011, the Company decided that the remaining three branches would remain open and the results of these branches have been reclassified into continuing operations. In addition, the Company closed 18 branches during first nine months of 2011 that were not consolidated into nearby branches, sold one branch and decided it would close one branch in Arizona during the first week of October . These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2010 and 2011 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$1,420	$372	$7,770	$1,546
Provision for losses	536	(9)	1,942	216
Other branch expenses	2,092	742	7,039	2,342

Branch gross loss	(1,208)	(361)	(1,211)	(1,012)
Other, net	(138)	(195)	(400)	137

Loss before income taxes	(1,346)	(556)	(1,611)	(875)
Income tax benefit	532	214	637	337

Loss from discontinued operations	$(814)	$(342)	$(974)	$(538)

Note 6 — Earnings Per Share

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		NineMonths Ended September 30,
	2010	2011	2010	2011
Income available to common stockholders:
Income from continuing operations	$2,854	$2,124	$9,625	$7,637
Discontinued operations, net of income tax	(814)	(342)	(974)	(538)

Net income	$2,040	$1,782	$8,651	$7,099

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,166	17,014	17,332	17,036
Dilutive effect of stock options and unvested restricted stock	92	121	79	75

Weighted average diluted common shares outstanding	17,258	17,135	17,411	17,111

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.12	$0.53	$0.43
Discontinued operations	(0.05)	(0.02)	(0.05)	(0.03)

Net income	$0.11	$0.10	$0.48	$0.40

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.12	$0.53	$0.43
Discontinued operations	(0.05)	(0.02)	(0.05)	(0.03)

Net income	$0.11	$0.10	$0.48	$0.40

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, respectively, because they were anti-dilutive. Options to purchase 2.7 million shares and 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, because they were anti-dilutive.

Note 7 — Segment Information

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as two operating segments (Financial Services and Automotive). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The Automotive segment consists of the buy here, pay here operations. The Company evaluates the performance of its segments based on, among other things, branch gross profit, income from continuing operations before income taxes and return on invested capital. With respect to the acquisition of Direct Credit on September 30, 2011, the Company has included the assets of Direct Credit under the heading “Other” for segment reporting purposes since the quantitative thresholds for separate segment reporting have not been met as of September 30, 2011 and information is not currently material.

The following table presents summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2011
	Financial Services	Automotive	Consolidated Total
Total revenues	$42,646	$5,646	$48,292
Provision for losses	10,891	1,525	12,416
Other branch expenses	17,837	3,629	21,466

Branch gross profit	13,918	492	14,410
Other, net (a)	(10,309)	(553)	(10,862)

Income (loss) from continuing operations before income taxes	$3,609	$(61)	$3,548

	Three Months Ended September 30, 2010
	Financial Services	Automotive	Consolidated Total
Total revenues	$41,847	$5,212	$47,059
Provision for losses	9,246	1,406	10,652
Other branch expenses	18,257	3,386	21,643

Branch gross profit	14,344	420	14,764
Other, net (a)	(9,559)	(477)	(10,036)

Income (loss) from continuing operations before income taxes	$4,785	$(57)	$4,728

	Nine Months Ended September 30, 2011
	Financial Services	Automotive	Consolidated Total
Total revenues	$119,844	$18,231	$138,075
Provision for losses	24,148	4,018	28,166
Other branch expenses	52,563	12,126	64,689

Branch gross profit	43,133	2,087	45,220
Other, net (a)	(30,864)	(1,666)	(32,530)

Income from continuing operations before income taxes	$12,269	$421	$12,690

	Nine Months Ended September 30, 2010
	Financial Services	Automotive	Consolidated Total
Total revenues	$121,519	$14,784	$136,303
Provision for losses	23,759	2,869	26,628
Other branch expenses	53,615	9,283	62,898

Branch gross profit	44,145	2,632	46,777
Other, net (a)	(29,660)	(1,294)	(30,954)

Income from continuing operations before income taxes	$14,485	$1,338	$15,823

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest and other expenses.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2010	September 30, 2011
Financial Services	$120,413	$117,210
Automotive	17,629	19,314
Other		14,849

Total	$138,042	$151,373

Note 8 — Customer Receivables and Allowance for Loan Losses

Customer receivables, including both current and non-current, consisted of the following (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Total
September 30, 2011:
Total loans, interest and fees receivable	$51,522	$18,310	$7,932	$77,764
Less: allowance for losses	(1,190)	(3,910)	(2,120)	(7,220)

Loans, interest and fees receivable, net of allowance	$50,332	$14,400	$5,812	$70,544

	Payday and Title Loans	Automotive Loans	Installment Loans	Total
December 31, 2010:
Total loans, interest and fees receivable	$54,148	$15,366	$7,695	$77,209
Less: allowance for losses	(1,760)	(3,740)	(1,650)	(7,150)

Loans, interest and fees receivable, net of allowance	$52,388	$11,626	$6,045	$70,059

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

The Company has $5.0 million in automotive loans receivable that are past due as of September 30, 2011 and approximately 17.2% of this amount is more than 60 days past due. In addition, the Company has automotive loans receivable totaling $862,000 that are on non-accrual status as of September 30, 2011. With respect to installment loans, the Company has approximately $1.7 million in installment loans receivable that are past due as of September 30, 2011 and approximately 6.4% of this amount is more than 60 days past due.

The Company had $5.3 million in automotive loans receivable that were past due as of December 31, 2010 and approximately 3.7% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $601,000 that were on non-accrual status as of December 31, 2010. With respect to installment loans, the Company had approximately $1.2 million in installment loans receivable that were past due as of December 31, 2010 and approximately 11.1% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Allowance for loan losses
Balance, beginning of period	$9,570	$7,450	$10,803	$7,150
Charge-offs	(19,675)	(19,883)	(56,139)	(50,981)
Recoveries	9,292	8,040	27,893	24,472
Provision for losses	10,533	11,613	27,163	26,579

Balance, end of period	$9,720	$7,220	$9,720	$7,220

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the nine months ended September 30, 2011 (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,760	$3,740	$1,650	$—	$7,150
Charge-offs	(38,306)	(3,850)	(8,220)	(605)	(50,981)
Recoveries	22,773		1,400	299	24,472
Provision for losses	14,963	4,020	7,290	306	26,579

Balance, end of period	$1,190	$3,910	$2,120	$—	$7,220

Note 9 — Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Installment loan interest and fees	$4,443	$5,734	$12,225	$15,393
Credit service fees	1,915	2,091	5,312	5,754
Check cashing fees	989	920	3,369	3,170
Title loan fees	1,143	1,530	2,779	4,117
Other fees	605	630	1,915	1,909

Total	$9,095	$10,905	$25,600	$30,343

Note 10 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Buildings	$3,262	$3,262
Leasehold improvements	19,589	19,653
Furniture and equipment	23,315	23,005
Land	512	512
Vehicles	1,017	1,030

	47,695	47,462
Less: Accumulated depreciation and amortization	(33,585)	(35,316)

Total	$14,110	$12,146

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2010, the balance of the deferred liability was approximately $185,000, which consisted of $46,000 classified as a non-current liability. As of September 30, 2011, the balance of the deferred liability was approximately $339,000, which consisted of $283,000 classified as a non-current liability.

Note 11 — Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2010	September 30, 2011
Balance at beginning of period	$16,491	$16,491
Acquisition of Direct Credit		9,276
Sale of branch		(135)

Balance at end of period	$16,491	$25,632

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2010	September 30, 2011
Amortized intangible assets:
Customer lists	$2,510	$4,110
Non-compete agreements	1,104	1,255
Trade names	94	94
Debt issue costs	1,969	1,996
Software		500
Other	15	15

	5,692	7,970
Non-amortized intangible assets:
Trade names	600	859

Gross carrying amount	6,292	8,829
Less: Accumulated amortization	(4,351)	(4,365)

Net intangible assets	$1,941	$4,464

Intangible assets at December 31, 2010 and September 30, 2011 include customer relationships, non-compete agreements, trade names, software and debt financing costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from four to fifteen years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. Software is amortized using the straight-line method over a one-year period. The amount recorded for trade names are generally considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three and nine months ended September 30, 2011 was approximately $188,000 and $588,000, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2010 was approximately $304,000 and $880,000, respectively. Based on the current estimated useful lives, the Company expects estimated aggregated amortization as follows over the next five years (in thousands):

September 30, 2011
2011 (remaining year)	$400
2012	1,277
2013	862
2014	760
2015	306
2016	—

Total	$3,605

Note 12 — Indebtedness

The following table summarizes long-term debt at December 31, 2010 and September 30, 2011 (in thousands):

	December 31, 2010	September 30, 2011
Term loan	$27,744	$34,608
Revolving credit facility	17,250	16,250

Total debt	44,994	50,858
Less: debt due within one year (a)	(28,113)	(32,340)

Long-term debt	$16,881	$18,518

(a)	As of September 30, 2011, the Company has estimated the required mandatory prepayment amount (approximately $8.3 million) that will be due by April 30, 2012 and included this amount as current portion of long-term debt in the Consolidated Balance Sheets.

On September 30, 2011, the Company entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously amended on December 7, 2007. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The Current Credit Agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, the Company capitalized approximately $1.0 million in debt issue costs, which will be amortized over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in the Consolidated Statements of Income as part of other expense, net.

The Current Credit Agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charges, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2011, the Company is in compliance with all of its debt covenants. The obligations of the Company under the Current Credit Agreement are guaranteed by all the operating subsidiaries of the Company (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the Company and its operating subsidiaries. The Company pledged 65% of the stock of a recently formed Canadian subsidiary to secure the obligations of the Company under the Current Credit Agreement. The lenders may accelerate the obligations of the Company under the Current Credit Agreement if there is a change in control of the Company, including an acquisition of 25% or more of the equity securities of the Company by any person or group. The Current Credit Agreement matures on September 30, 2014.

Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate term loans bear interest at a rate of 2.25% plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. Base Rate revolving loans bear interest at a rate ranging from 1.25% to 2.25% depending on the Company’s leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate term loans bear interest at rates based on the LIBOR rate for the applicable loan period (unless the rate is less than 1.50%, in which case the agreement established a LIBOR rate floor of 1.50%) with a maximum margin over LIBOR of 4.25%. LIBOR Rate revolving loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.25% to 4.25% depending on the Company’s leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until September 30, 2014. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon the Company’s leverage ratio.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions whereby the Company is required to reduce the outstanding principal amounts of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio is greater than one, the Company is required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. Under the previous credit agreement, the Company made a $5.4 million principal payment on the term loan in March 2010, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment. In March 2011, the Company made a $7.1 million principal payment on the previous term loan, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. As of September 30, 2011, the Company completed the mandatory prepayment calculation for the current term loan based on estimated results for the year ended December 30, 2011 and determined that a prepayment of approximately $8.3 million will be due on the new term note by April 30, 2012.

Under the Current Credit Agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board and Chief Executive Officer of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock.

Note 13 — Derivative Instruments

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement had a maturity date of December 6, 2012. Under the swap, the Company paid a fixed interest rate of 3.43% and received interest at a rate of LIBOR. Approximately $18.0 million (representing the majority of the unpaid principal of the old term loan) was subject to the interest rate swap agreement. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. The hedge was previously highly effective and, therefore, the Company reported no net gain or loss during the nine months ended September 30, 2010 and 2011. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and will be amortized into earnings as an increase to interest expense over the original term of the hedged transaction.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of December 31, 2010 and September 30, 2011 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
		December 31, 2010	September 30, 2011
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$793	$343

The following table summarizes the gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three and nine months ended September 30, 2010 and 2011 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cash flow hedges:
Loss recognized in other comprehensive income	$(168)	$(4)	$(587)	$(59)
Amount reclassified from accumulated other comprehensive loss to interest expense	218	146	758	509

Total	$50	$142	$171	$450

Note 14 — Income taxes

Effective Tax Rate. The Company’s effective tax rate was 39.8% for the nine months ended September 30, 2011 compared to 39.2% for the nine months ended September 30, 2010. Significant items impacting the 2011 rate include state tax expense, net of federal benefits, and certain non-deductible permanent items.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $253,000 and $250,000 as of December 31, 2010 and as of September 30, 2011.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2011.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S federal jurisdiction, various state jurisdictions and Canadian Federal and Provincial jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of September 30, 2011:

	Federal	State
Statute remains open	2008-2010	2007-2010
Tax years currently under examination	None	None

Note 15 — Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2010 and September 30, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.7 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2010 and $70,000 as of September 30, 2011.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2010	2011	2010	2011
Balance, beginning of period	$110	$90	$100	$100
Charge-offs	(891)	(1,017)	(2,027)	(2,463)
Recoveries	206	203	600	630
Provision for losses	655	794	1,407	1,803

Balance, end of period	$80	$70	$80	$70

Note 16 — Stockholders Equity

Comprehensive income (loss). Components of comprehensive income consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income	$2,040	$1,782	$8,651	$7,099
Other comprehensive income:
Unrealized loss on interest rate swap	(168)	(4)	(587)	(59)
Amount reclassified to interest expense related to interest rate swap	218	146	758	509
Deferred income taxes	(19)	(54)	(65)	(171)

Other comprehensive income	31	88	106	279

Comprehensive income	$2,071	$1,870	$8,757	$7,378

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2011, the Company had repurchased 5.6 million shares at a total cost of approximately $55.5 million, which leaves approximately $4.5 million that may yet be purchased under the current program, which expires June 30, 2012.

Dividends. On July 29, 2011, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on September 1, 2011 to stockholders of record as of August 18, 2011. The total amount of the dividend paid was approximately $897,000. For the nine months ended September 30, 2011, the Company has paid approximately $2.7 million in dividends to its stockholders.

Note 17 — Stock-Based Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Employee stock-based compensation:
Stock options	$106	$96	$351	$289
Restricted stock awards	380	405	1,109	1,203

	486	501	1,460	1,492
Non-employee director stock-based compensation:
Restricted stock awards			225	183

Total	$486	$501	$1,685	$1,675

Stock option grants. The Company did not grant stock options during the first nine months of 2011. As of September 30, 2011, the Company had 2.7 million stock options outstanding with a weighted average exercise price of $9.78 and 2.4 million stock options exercisable with a weighted average exercise price of $10.37.

Restricted stock grants. During first quarter 2011, the Company granted 532,040 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 487,200 shares granted to employees that vest equally over four years and 44,840 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.2 million. For the three and nine months ended September 30, 2011, the Company recognized $122,000 and $510,000 respectively, in stock-based compensation expense related to these restricted stock grants. As of September 30, 2011, the total unrecognized compensation costs related to these restricted stock grants was $1.6 million. The Company expects that these costs will be amortized over a weighted average period of 3.25 years.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2011 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2010	661,296	$6.56
Granted	532,040	4.09
Vested	(255,883)	5.49
Forfeited	(6,177)	5.39

Non-vested balance, September 30, 2011	931,276	$5.81

Note 18 — Commitments and Contingencies

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court refused to enforce the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In September 2009, the plaintiff filed her action in arbitration. In August 2011, the Company and plaintiff reached a tentative agreement to settle this purported class action arbitration for approximately $1.9 million. In second quarter 2011, the Company recorded a $2.0 million liability in accrued expenses and other liabilities in connection with this tentative settlement and anticipated additional legal expenses to effect the settlement. The settlement terms are subject to approval by the arbitration panel. The Company expects the settlement to be finalized by the end of 2011.

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board and Chief Executive Officer, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violation of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, its services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorney fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law. In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. The Company expects to receive a decision from the trial court by the end of 2011. A ruling is expected by the end of 2011.

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

Canada. On September 30, 2011, the Company acquired all the outstanding shares of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

Plaintiff seeks (i) class certification for the class described above, (ii) a declaration that loan fees collected in excess of the 60% limit in the cited usury statute are held by the defendants in constructive trust for the benefit of the class members, (iii) an accounting and restitution to plaintiff and class members of all loan fees received by the defendants, (iv) a declaration that the collection of the loan fees in excess of 60% per annum constitutes an unconscionable trade act or practice under the Canadian Business Practices Consumer Protection Act, (v) an order to restore to the class members the loan fees collected by defendants in excess of 60% per annum, and (vi) interest thereon. Direct Credit has not yet responded to the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors vigorously.

Note 19 — Certain Concentrations of Risk

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

Company branches located in the states of Missouri, California, Kansas and Illinois represented approximately 32%, 14%, 9% and 6%, respectively, of total revenues for the nine months ended September 30, 2011. Company branches located in the states of Missouri, California, Kansas, Illinois, New Mexico and Texas represented approximately 36%, 15%, 10%, 6%, 5% and 5%, respectively, of total branch gross profit for the nine months ended September 30, 2011. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. For example, there is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. Also, the Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of the Company. For the nine months ended September 30, 2011, revenues and gross profit from the Arizona branches declined by $1.8 million and $1.3 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of Company revenues and gross profits.

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

Note 20 — Subsequent Events

Dividends. On November 1, 2011, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on December 1, 2011 to stockholders of record as of November 17, 2011. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina, Arizona, Virginia and Illinois, and the effort in Missouri to place a voter initiative on the ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection, which was created by that Act, (3) litigation or regulatory action directed towards us or the payday loan industry, (4) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and closure of branches, (5) risks associated with the leverage of the Company, (6) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (7) changes in our key management personnel, (8) integration risks and costs associated with acquisitions, including our recent Canadian acquisition, (9) risks associated with owning and managing non-US businesses and (10) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). We operated 484 branches in 23 states at September 30, 2011.

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 64.8% of our total revenues for the nine months ended September 30, 2011. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law. We also sell used automobiles and finance most of those sales, earning income on the automobile sales and interest on the automobile loans.

We currently offer installment loans to customers in Colorado, Idaho, Illinois, New Mexico, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that we advance under an installment loan is $1,000. The average principal amount for installment loans originated during nine months ended September 30, 2011 was approximately $536 and the average term of the loan was 206 days.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of September 30, 2011, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during nine months ended September 30, 2011 was approximately $9,889 and the average term of the loan was 34 months.

On September 30, 2011, we, through one of our wholly-owned subsidiaries, QC Canada Holdings Inc, acquired 100% of the outstanding stock of Direct Credit Holdings Inc. (Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing our product offerings and expanding our presence into international markets.

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

In response to changes in the overall market, we have dramatically slowed our branch expansion since January 1, 2007 and closed a significant number of branches. During this period, we opened 38 de novo branches, acquired 14 branches, closed 181 branches and sold one branch.

The following table summarizes our changes in the number of short-term lending branches locations since January 1, 2007.

					September 30,
	2007	2008	2009	2010	2011
Beginning branch locations	613	596	585	556	523
De novo branches opened during period	20	12	3	1	2
Acquired branches during period	13	1
Branches scheduled to close					(1)
Branches closed/sold during period	(50)	(24)	(32)	(34)	(41)

Ending branch locations	596	585	556	523	483

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the Financial Services and Automotive businesses.

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

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. During 2010, the results from the states in which we experienced law changes were more negative than we expected, with revenue declines and loss rates exceeding our 2010 forecasts. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering title loans in Arizona, our customers have not embraced this product as they did the payday loan product. For the nine months ended September 30, 2011, revenues and gross profit from our Arizona branches declined by $1.8 million and $1.3 million, respectively, from the prior year. In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above, as well as the residual effect of Arizona in first half 2011 versus 2010 to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to $7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

The following table sets forth our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$32,752	$31,741	69.6%	65.7%
Automotive sales, interest and fees	5,212	5,646	11.1%	11.7%
Other	9,095	10,905	19.3%	22.6%

Total revenues	47,059	48,292	100.0%	100.0%

Branch expenses
Salaries and benefits	10,038	9,794	21.3%	20.3%
Provision for losses	10,652	12,416	22.6%	25.7%
Occupancy	5,081	5,298	10.8%	11.0%
Cost of automotive sales	2,646	2,885	5.6%	6.0%
Depreciation and amortization	759	643	1.6%	1.3%
Other	3,119	2,846	6.7%	5.9%

Total branch expenses	32,295	33,882	68.6%	70.2%

Branch gross profit	14,764	14,410	31.4%	29.8%
Regional expenses	3,484	3,131	7.4%	6.5%
Corporate expenses	5,289	6,333	11.2%	13.1%
Depreciation and amortization	659	466	1.4%	1.0%
Interest expense	565	471	1.2%	1.0%
Other expense, net	39	461	0.1%	1.0%

Income from continuing operations before income taxes	4,728	3,548	10.1%	7.2%
Provision for income taxes	1,874	1,424	4.1%	2.8%

Income from continuing operations	2,854	2,124	6.0%	4.4%
Loss from discontinued operations, net of income tax	(814)	(342)	(1.7)%	(0.7)%

Net income	$2,040	$1,782	4.3%	3.7%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011
Financial Services Branch Information:
Number of branches, beginning of period	545	499
De novo branches opened
Acquired branches
Branches scheduled to close		(1)
Branches closed	(8)	(15)

Number of branches, end of period	537	483

Average number of branches open during period (excluding branches reported as discontinued operations)	482	482

Average revenue per branch (in thousands)	$87	$88

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$224,591	$222,731
Average loan (principal plus fee)	373.61	376.36
Average fees per loan	56.16	56.58
Average fee rate per $100	17.69	17.69

Installment Loans:
Installment loan volume (in thousands)	$9,026	$9,495
Average loan (principal)	487.83	536.58
Average term (days)	174	182

Automotive Loans:
Automotive loan volume (in thousands)	$4,091	$4,405
Average loan (principal)	9,649	10,058
Average term (months)	33	33
Locations, end of period	5	5

Income from continuing operations. For the three months ended September 30, 2011, income from continuing operations was $2.1 million compared to $2.9 million for the same period in 2010. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2011, revenues were $48.3 million, an increase of 2.5% from $47.1 million during the three months ended September 30, 2010. The increase in revenues was primarily due to higher automotive revenues and improvements in other short-term lending products such as installment and title loans, partially offset by lower payday loan volumes.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.7% of total revenues for the three months ended September 30, 2011. With respect to payday loan volume, we originated approximately $222.7 million in loans during third quarter 2011, which was a decline of $1.9 million from the $224.6 million during 2010. The average payday loan (including fee) totaled $376.36 in third quarter 2011 versus $373.61 during third quarter 2010. Average fees received from customers per loan increased from $56.16 in third quarter 2010 to $56.58 in third quarter 2011. Our average fee rate per $100 was $17.69 for third quarter 2010 and third quarter 2011.

Revenues from automotive sales and interest increased by $434,000 in third quarter 2011 compared to third quarter 2010. We believe this increase is attributable to improved customer demand and an additional year of operating experience in the same locations.

The following table summarizes other revenues:

	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$4,443	$5,734	9.4%	11.9%
Credit service fees	1,915	2,091	4.1%	4.3%
Check cashing fees	989	920	2.1%	1.9%
Title loan fees	1,143	1,530	2.4%	3.2%
Other fees	605	630	1.3%	1.3%

Total	$9,095	$10,905	19.3%	22.6%

Revenues from installment loans, credit service fees, check cashing, title loans and other sources totaled $10.9 million during third quarter 2011, up approximately $1.8 million from $9.1 million in the comparable prior year quarter. The increase was primarily due to an increase in installment loan interest and fees and title loan fees. We began offering the installment product in additional states during 2010 and we began offering title loans in Arizona as an alternative to payday loans when the Arizona payday loan law expired on June 30, 2010.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended September 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note the table excludes one branch that was closed during first week of October 2011, as this branch was part of discontinued operations as of September 30, 2011.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$5,407	$5,116	(5.4)%	$55	$52
1999	36	4,274	4,293	0.4%	40	40
2000	45	4,891	4,587	(6.2)%	36	34
2001	28	2,399	2,485	3.6%	29	30
2002	44	3,825	3,688	(3.6)%	29	28
2003	37	2,722	2,911	6.9%	25	26
2004	55	3,997	4,104	2.7%	24	25
2005	118	8,987	9,412	4.7%	25	27
2006	63	3,278	4,054	23.7%	17	21
2007	12	1,041	1,166	12.0%	29	32
2008	8	483	481	(0.4)%	20	20
2009	1	56	62	11.0%	19	21
2010	1	44	57	(b )	15	19
2011	2		198			33

Sub-total	483	41,404	42,614	2.9%	$29	$29

Consolidated branches (a)		411	2
Automotive branches	5	5,212	5,646		$347	$376
Other		32	30

Total		$47,059	$48,292	2.6%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during fourth quarter 2011 due to high unemployment rates, low consumer spending and weak consumer confidence. In addition, although we began offering title loans in our Arizona branches upon the expiration of the Arizona payday lending law on June 30, 2010, our Arizona customers have not embraced the title loan product. As noted above, absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the residual effect of Arizona in first half 2011 versus 2010 and the net impact of the Illinois law change to reduce revenues by $7.0 million to $10.0 million and to reduce branch gross profit by $5.0 million to $7.0 million during the year ending December 31, 2011 compared to 2010. Improvements in our Automotive division, as well as continued diversification efforts both within our Financial Services branches and external to them, are expected to help offset the declines from the negative legislative changes.

Branch Expenses. Total branch expenses increased $1.6 million, from $32.3 million during third quarter 2010 to $33.9 million in third quarter 2011. Branch operating costs, exclusive of loan losses, decreased from $21.6 million during third quarter 2010 to $21.5 million in third quarter 2011. The decrease was primarily attributable to lower compensation attributable to a decline in the number of employees in our financial services branches, substantially offset by an increase in cost of sales from the automotive business. The total number of field personnel averaged 1,490 during third quarter 2011 compared to 1,632 during third quarter 2010.

The provision for losses increased from $10.7 million in third quarter 2010 to $12.4 million during third quarter 2011. Our loss ratio was 22.6% in third quarter 2010 versus 25.7% in third quarter 2011. The higher loss ratio in third quarter 2011 is attributable to higher losses in Illinois, Wisconsin and South Carolina, where customers are adjusting to new product offerings as a result of recent changes to lending laws. Exclusive of Illinois, Wisconsin and South Carolina, our loss ratio declined by a percentage point period-to-period. Our charge-offs as a percentage of revenue were 43.0% during third quarter 2011 compared to 41.3% during third quarter 2010. Our collections as a percentage of charge-offs were 39.6% during third quarter 2011 compared to 45.6% during third quarter 2010. In addition, we received cash of approximately $101,000 from the sale of certain payday loan receivables during third quarter 2011 that had previously been written off compared to $175,000 during third quarter 2010.

Branch Gross Profit. Branch gross profit was $14.4 million in third quarter 2011 versus $14.8 million in third quarter 2010. Branch gross margin, which is branch gross profit as a percentage of revenues, was 29.8% during third quarter 2011 compared to 31.4% during third quarter 2010. The decline is attributable to higher losses in states noted above, which was substantially offset by improvements in the majority of other states in which the Company operates.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended September 30, 2010 and 2011 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$2,594	$2,643	48.0%	51.7%	19.9%	16.8%
1999	36	1,624	1,724	38.0%	40.2%	19.9%	20.2%
2000	45	2,101	1,628	43.0%	35.5%	22.2%	27.7%
2001	28	679	960	28.3%	38.6%	27.7%	20.1%
2002	44	1,151	901	30.1%	24.4%	27.7%	33.1%
2003	37	710	862	26.1%	29.6%	26.4%	27.1%
2004	55	1,346	1,359	33.7%	33.1%	17.7%	21.0%
2005	118	2,644	2,533	29.4%	26.9%	24.1%	29.3%
2006	63	442	538	13.5%	13.3%	24.4%	37.4%
2007	12	326	300	31.3%	25.8%	24.9%	33.8%
2008	8	132	160	27.3%	33.3%	18.2%	14.2%
2009	1	9	20	15.4%	31.5%	33.1%	20.2%
2010	1	(1)	15	(1.8)%	26.7%	21.0%	10.9%
2011	2		52	(c )	26.3%		22.1%

Sub-total	483	13,757	13,695	33.2%	32.1%	23.0%	26.2%

Consolidated branches (a)		150	(34)
Automotive branches	5	417	489	8.0%	8.7%	27.0%	27.0%
Other (b)		440	260

Total		$14,764	$14,410	31.4%	29.8%	22.6%	25.7%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $101,000 and $175,000 for the three months ended September 30, 2011 and 2010, respectively.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses increased from $8.8 million in third quarter 2010 to $9.5 million in third quarter 2011. The increase is primarily attributable to higher legal, governmental and public affairs spending quarter-to-quarter.

Interest and Other Expenses. Interest expense declined by approximately $94,000 from $565,000 during third quarter 2010 to $471,000 during third quarter 2011 due to lower average outstanding debt balances. Other expense increased by approximately $423,000 from $38,000 during third quarter 2010 to $461,000 during third quarter 2011 due to the loss on extinguishment of debt.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

The following table sets forth our results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$95,919	$89,501	70.4%	64.8%
Automotive sales, interest and fees	14,784	18,231	10.8%	13.2%
Other	25,600	30,343	18.8%	22.0%

Total revenues	136,303	138,075	100.0%	100.0%

Branch expenses
Salaries and benefits	29,376	28,975	21.6%	21.0%
Provision for losses	26,628	28,166	19.5%	20.4%
Occupancy	15,008	15,349	11.0%	11.1%
Cost of automotive sales	7,069	9,622	5.2%	7.0%
Depreciation and amortization	2,349	2,005	1.7%	1.5%
Other	9,096	8,738	6.7%	6.2%

Total branch expenses	89,526	92,855	65.7%	67.2%

Branch gross profit	46,777	45,220	34.3%	32.8%
Regional expenses	10,695	9,899	7.8%	7.2%
Corporate expenses	16,340	18,977	12.0%	13.7%
Depreciation and amortization	2,028	1,641	1.5%	1.2%
Interest expense	1,819	1,530	1.3%	1.1%
Other expense, net	72	483	0.1%	0.4%

Income from continuing operations before income taxes	15,823	12,690	11.6%	9.2%
Provision for income taxes	6,198	5,053	4.6%	3.7%

Income from continuing operations	9,625	7,637	7.0%	5.5%
Loss from discontinued operations, net of income tax	(974)	(538)	(0.7)%	(0.4)%

Net income	$8,651	$7,099	6.3%	5.1%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011
Financial Services Branch Information:
Number of branches, beginning of period	556	523
De novo branches opened	1	2
Acquired branches
Branches scheduled to close		(1)
Branches closed	(20)	(41)

Number of branches, end of period	537	483

Average number of branches open during period (excluding branches reported as discontinued oeprations)	482	482

Average revenue per branch (in thousands)	$252	$249

Other Information:
Payday loans:
Payday loan volume (in thousands)	$651,139	$611,999
Average loan (principal plus fee)	373.71	376.10
Average fees per loan	56.01	56.73
Average fee rate per $100	17.63	17.76

Installment Loans:
Installment loan volume (in thousands)	$20,008	$27,563
Average loan (principal)	486.32	535.63
Average term (days)	172	206

Automotive Loans:
Automotive loan volume (in thousands)	$11,830	$14,270
Average loan (principal)	9,271	9,889
Average term (months)	32	34
Locations, end of period	5	5

Income from continuing operations. For the nine months ended September 30, 2011, income from continuing operations was $7.6 million compared to $9.6 million for the same period in 2010. The results for the nine months ended September 30, 2011 include $2.0 million in accrued costs resulting from a tentative settlement of an outstanding legal matter. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2011, revenues were $138.1 million, a 1.3% increase from $136.3 million during the nine months ended September 30, 2010. The improvement is due to higher automotive, installment loan and title loan revenues, substantially offset by reduced payday loan volume. The decline in payday loan volumes is largely due to the expiration of Arizona’s payday loan law on June 30, 2010. In Arizona, the Company is now offering a title loan product, but customer demand is significantly lower for this product than the payday loan alternative previously available. We originated approximately $612.0 million through payday loans during the nine months ended September 30, 2011, which was a decrease of 6.0% from the $651.1 million during the same period in the prior year. The average loan (including fee) totaled $376.10 during the first nine months of 2011 versus $373.71 in comparable 2010. Average fees received from customers per loan were $56.01 during first nine months of 2010 compared to $56.73 during first nine months of 2011. Our average fee rate per $100.00 was $17.76 for the first nine months 2011 and $17.63 for the same period in 2010.

The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Installment loan interest and fees	$12,225	$15,393	9.0%	11.1%
Credit service fees	5,312	5,754	3.9%	4.2%
Check cashing fees	3,369	3,170	2.5%	2.3%
Title loan fees	2,779	4,117	2.0%	3.0%
Other fees	1,915	1,909	1.4%	1.4%

Total	$25,600	$30,343	18.8%	22.0%

Revenues from installment loans, CSO fees, check cashing, title loans and other sources totaled $30.3 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to an increase in installment loan interest and fees and title loan fees. We began offering the installment product in additional states during 2010 and we offered title loans in Arizona as an alternative to payday loans when the Arizona payday loan law expired on June 30, 2010.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the nine months ended September 30, 2010 and 2011 based on the year that a branch was opened or acquired. Note, the table excludes one branch that was closed during first week of October 2011, as this branch was part of discontinued operations as of September 30, 2011.

Year		Revenues			Average Revenue/Branch/Month
Opened/Acquired	Branches	2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	33	$15,534	$14,535	(6.4)%	$52	$49
1999	36	12,175	12,002	(1.4)%	38	37
2000	45	13,900	13,240	(4.7)%	34	33
2001	28	7,948	7,067	(11.1)%	32	28
2002	44	11,335	10,774	(5.0)%	29	27
2003	37	8,168	7,983	(2.3)%	25	24
2004	55	11,763	11,637	(1.1)%	24	24
2005	118	25,280	26,018	2.9%	24	24
2006	63	9,806	10,827	10.4%	17	19
2007	12	2,893	3,220	11.3%	27	30
2008	8	1,271	1,337	5.3%	18	19
2009	1	123	188	(b )	14	21
2010	1	93	175	(b )	10	19
2011	2		282	(b )		16

Sub-total	483	120,289	119,285	(0.8)%	$28	$27

Closed branches (a)		1,136	466
Automotive branches	5	14,784	18,231		$329	$405
Other		94	93

Total		$136,303	$138,075	1.3%

(a)	Amounts for closed branches do not include revenues from branches that are reported as discontinued operations.
(b)	Not meaningful.

Branch Expenses. Total branch expenses increased by $3.4 million, or 3.8%, from $89.5 million during first nine months of 2010 to $92.9 million in first nine months of 2011. Branch operating costs, exclusive of loan losses, totaled $64.7 million during the nine months ended September 30, 2011 compared to $62.9 million during the same period in the prior year. This increase was primarily due to higher cost of sales for automobile purchases, partially offset by lower costs in the financial services branches.

The provision for losses increased from $26.6 million for the nine months ended September 30, 2010 to $28.2 million during nine months ended September 30, 2011. Our loss ratio increased to 20.4% for the nine months ended September 30, 2011 versus 19.5% for the nine months ended September 30, 2010, largely due to a lower rate of collections during nine months ended September 30, 2011 compared to the same period in the prior year . Our charge-offs as a percentage of revenue were 38.2% during the nine months ended September 30, 2011 compared to 39.4% during the same period of the prior year. Our collections as a percentage of charge-offs were 47.0% during the nine months ended September 30, 2011 versus 48.7% during the same period in the prior year.

Branch Gross Profit. Branch gross profit decreased by $1.6 million, or 3.4%, from $46.8 million for the nine months ended September 30, 2010 to $45.2 million for the nine months ended September 30, 2011. Branch gross margin decreased from 34.3% to 32.8%. The decrease period-to-period was attributable to the changes in the Arizona law and higher cost of sales on vehicles as noted above, partially offset by improvements in the majority of the other states in which we operate.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the nine months ended September 30, 2010 and 2011 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services Branches:
Pre - 1999	33	$7,415	$7,561	47.7%	52.0%	18.7%	14.7%
1999	36	4,727	4,862	38.8%	40.5%	17.5%	16.3%
2000	45	5,916	5,265	42.6%	39.8%	20.5%	21.9%
2001	28	2,897	2,675	36.4%	37.8%	23.6%	18.7%
2002	44	4,161	3,218	36.7%	29.9%	20.9%	26.4%
2003	37	2,659	2,502	32.6%	31.3%	19.7%	20.9%
2004	55	4,113	4,108	35.0%	35.3%	16.2%	16.8%
2005	118	7,441	7,813	29.4%	30.0%	20.9%	23.2%
2006	63	1,181	1,780	12.0%	16.4%	25.6%	27.9%
2007	12	850	978	29.4%	30.4%	23.4%	26.3%
2008	8	304	439	23.9%	32.8%	16.2%	11.0%
2009	1	(2)	71	(1.6)%	37.4%	35.3%	15.5%
2010	1	(46)	40	(c )	22.8%	32.3%	17.3%
2011	2		39		13.9%		21.3%

Sub-total	483	41,616	41,351	34.6%	34.7%	20.3%	20.9%

Closed branches (a)		382	125
Automotive branches	5	2,621	2,076	17.7%	11.4%	19.4%	22.0%
Other (b)		2,158	1,668

Total		$46,777	$45,220	34.3%	32.8%	19.5%	20.4%

(a)	Amounts for closed branches do not include gross losses from branches that are reported as discontinued operations.
(b)	Includes the receipt of cash of approximately $381,000 from selling older debt during the nine months ended September 30, 2011 and $327,000 from selling older debt during the nine months ended September 30, 2010.
(c)	Not meaningful.

Regional and Corporate Expenses. Regional and corporate expenses increased by $1.9 million from $27.0 million during the nine months ended September 30, 2010 to $28.9 million in the current year period. The increase is primarily attributable to the $2.0 million legal settlement accrual associated with the tentative settlement of an outstanding legal matter, partially offset by reduced occupancy costs associated with a renegotiated corporate lease.

Interest and Other Expenses. Interest expense totaled $1.5 million during the nine months ended September 30, 2011 compared to interest expense of $1.8 million during the nine months ended September 30, 2010. The lower level of interest expense reflects lower average debt balances during the nine months ended September 30, 2011. Other expenses increased $411,000 during the nine months ended September 30, 2011 compared to the same period in the prior year primarily due to loss on the extinguishment of debt during third quarter 2011.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2011 was 39.8% compared to 39.2% for the nine months ended September 30, 2010.

Discontinued Operations. We closed 34 branches during 2010 that were not consolidated into nearby branches and announced we would close 21 branches in Arizona, Washington and South Carolina during first half of 2011. During first nine months of 2011, we closed 18 of the 21 branches. In third quarter 2011, we decided that the remaining three branches would remain open and the results of these branches have been reclassified into continuing operations. In addition, we closed 18 branches during first nine months of 2011 that were not consolidated into nearby branches, sold one branch and decided to close one branch in Arizona during first week of October 2011. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2010 and 2011 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$1,420	$372	$7,770	$1,546
Provision for losses	536	(9)	1,942	216
Other branch expenses	2,092	742	7,039	2,342

Branch gross loss	(1,208)	(361)	(1,211)	(1,012)
Other, net	(138)	(195)	(400)	137

Loss before income taxes	(1,346)	(556)	(1,611)	(875)
Income tax benefit	532	214	637	337

Loss from discontinued operations	$(814)	$(342)	$(974)	$(538)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2011
Cash flows provided by (used for):
Operating activities	$18,705	$15,771
Investing activities	(1,730)	(12,459)
Financing activities	(22,920)	940

Net increase (decrease) in cash and cash equivalents	(5,945)	4,252
Cash and cash equivalents, beginning of year	21,151	16,288

Cash and cash equivalents, end of period	$15,206	$20,540

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks that provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. The credit facility matures on September 30, 2014.

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

In accordance with accounting principles generally accepted in the United States of America, amounts drawn on our revolving credit facility are shown as debt due within one year. Under the terms of our credit agreement, however, our revolving credit facility does not mature until September 2014, and no principal amounts are due thereon prior to the maturity of the credit facility. Accordingly, so long as we are in compliance with our financial and other covenants in the credit facility, we do not face a refinancing risk until the term loan and the revolving credit facility mature on September 30, 2014.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $15.8 million, approximately $2.9 million lower than the $18.7 million in comparable 2010. This decline is due to changes in working capital items, primarily attributable to a more rapid growth in loans receivable in 2011 compared to 2010.

Net cash used by investing activities for the nine months ended September 30, 2011 was $12.5 million, which included $11.6 million for the acquisition of Direct Credit, $1.3 million for capital expenditures and $292,000 in payments of premiums on life insurance. The capital expenditures primarily included $872,000 for technology and furnishings at the corporate office. These items were partially offset by proceeds received from the sale of a branch in California totaling $666,000. Net cash used by investing activities for the nine months ended September 30, 2010 was $1.7 million, which included $1.4 million for capital expenditures. The capital expenditures primarily included $1.2 million for renovations and technology upgrades to existing and acquired branches.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $940,000, which primarily consisted of $32.0 million in proceeds from the new term loan in connection with the amended and restated credit agreement, $3.0 million in proceeds from subordinated debt and $27.4 million in proceeds received from borrowings under the revolving credit facility. These items were substantially offset by $28.4 million in repayments of indebtedness under the revolving credit facility, $27.7 million in repayments on the previous term loan, $2.7 million in dividend payments to stockholders, $1.4 million for the repurchase of 325,000 shares of common stock and $1.5 million in debt issue costs associated with the amended and restated credit agreement. Net cash used for financing activities for the nine months ended September 30, 2010 was $22.9 million, which primarily consisted of $24.8 million in repayments of indebtedness under the credit facility, $8.4 million in repayments on the term loan, $4.5 million in dividend payments to stockholders and $2.5 million for the repurchase of 543,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $17.3 million under the credit facility.

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

Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate term loans bear interest at a rate of 2.25% plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. Base Rate revolving loans bear interest at a rate ranging from 1.25% to 2.25% depending on our leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate term loans bear interest at rates based on the LIBOR rate for the applicable loan period (unless the rate is less than 1.50%, in which case the agreement established a LIBOR rate floor of 1.50%) with a maximum margin over LIBOR of 4.25%. LIBOR Rate revolving loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.25% to 4.25% depending on our leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until September 30, 2014. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon our leverage ratio. Among other provisions, the amended credit agreement contains certain financial covenants related to EBITDA, fixed charges, leverage ratio, working capital ratio, total indebtedness, and maximum loss ratio. As of September 30, 2011, we are in compliance with all of our debt covenants. Our current credit facility requires lender approval for any purchase price of an acquisition in the same line of business that exceeds $10.0 million. For all other acquisitions and investments, the credit facility allows for expenditures in the aggregate of up to $500,000. The credit facility matures on September 30, 2014.

In addition to scheduled repayments, the term loan contains mandatory prepayment provisions whereby the we are required to reduce the outstanding principal amounts of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. To the extent that our leverage ratio is greater than one, we are required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. As of September 30, 2011, we completed the mandatory prepayment calculation for the current term loan based on the estimated results for the year ended December 31, 2011 and determined that a prepayment of approximately $8.3 million will be due on the new term note by April 30, 2012. Because the mandatory prepayment provisions with respect to the term loan require a significant portion of our excess cash flow, we may rely on higher utilization of the revolving credit facility in the near term.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On November 1, 2011, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable December 1, 2011, to stockholders of record as of November 17, 2011, and the total amount to be paid will be approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2011, we had repurchased 5.6 million shares at a total cost of approximately $55.5 million, which leaves approximately $4.5 million that may yet be purchased under the current program, which expires on June 30, 2012.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in the fourth quarter of 2011.

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

As of September 30, 2011, we had five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $3.5 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

On September 30, 2011, we acquired Direct Credit. Historically, the operations of Direct Credit have generated sufficient cash flows to fund its growth. In connection with growth plans as a result of the acquisition, it is anticipated that Direct Credit may require capital to maximize market opportunities. Pursuant to the current credit agreement, we may provide up to $3.0 million in financing to support this growth.

Concentration of Risk. Our branches located in the states of Missouri, California, Kansas and Illinois represented approximately 32%, 14%, 9% and 6%, respectively, of total revenues for nine months ended September 30, 2011. Our branches located in the states of Missouri, California, Kansas, Illinois, New Mexico and Texas represented approximately 36%, 15%, 10%, 6%, 5% and 5%, respectively, of total branch gross profit for the nine months ended September 30, 2011. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. For example, there is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. As noted above, a new payday loan law in Illinois became effective in March 2011, which will negatively affect revenues and profitability in that state over the next twelve to fifteen months.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2010 and September 30, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $2.7 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2010 and $70,000 as of September 30, 2011.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for loan losses	2010	2011	2010	2011
Balance, beginning of period	$110	$90	$100	$100
Charge-offs	(891)	(1,017)	(2,027)	(2,463)
Recoveries	206	203	600	630
Provision for losses	655	794	1,407	1,803

Balance, end of period	$80	$70	$80	$70

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as noted below, we have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that noted above and previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Foreign currency exchange risk. We are subject to currency exchange rate fluctuations in Canada. We do not currently manage our exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in Canada. As our Canadian operations continue to grow, we will continue to evaluate and implement foreign exchange rate risk management strategies.

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

We closed the Direct Credit acquisition on September 30, 2011 and are currently evaluating the internal control structure of Direct Credit. In recording the Direct Credit acquisition, we followed our normal accounting procedures and internal controls.

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

On September 30, 2011, we acquired all the outstanding shares of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

Plaintiff seeks (i) class certification for the class described above, (ii) a declaration that loan fees collected in excess of the 60% limit in the cited usury statute are held by the defendants in constructive trust for the benefit of the class members, (iii) an accounting and restitution to plaintiff and class members of all loan fees received by the defendants, (iv) a declaration that the collection of the loan fees in excess of 60% per annum constitutes an unconscionable trade act or practice under the Canada Business Practices Consumer Protection Act, (v) an order to restore to the class members the loan fees collected by defendants in excess of 60% per annum, and (vi) interest thereon. Direct Credit has not yet responded to the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors vigorously.

There have been no other material developments in the third quarter 2011 in any cases material to the Company as reported in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 — July 31	6,165	$4.37	6,165	$4,553,153
August 1 — August 31	6,631	4.10	6,631	4,525,986
September 1 — September 30	8,300	3.45	8,300	4,497,362

Total	21,096	$3.92	21,096	$4,497,362

On June 1, 2011, our board of directors extended our common stock repurchase program through June 30, 2012. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of September 30, 2011, we have repurchased 5.6 million shares at a total cost of approximately $55.5 million, which leaves approximately $4.5 million that may yet be purchased under the current program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 9, 2011.

QC Holdings, Inc.

                /s/ Darrin J. Andersen

Darrin J. Andersen

President and Chief Operating Officer

                /s/ Douglas E. Nickerson

Douglas E. Nickerson

Chief Financial Officer

(Principal Financial and Accounting Officer)