Form 10-K
period 2011-12-31
QC Holdings, Inc.
filed 2012-03-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2011 was $18.9 million.

Shares outstanding of the registrant’s common stock as of February 29, 2012: 17,243,092

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2011

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

Overview

QC Holdings, Inc. and its subsidiaries provide various financial services (primarily payday loans) and sell used vehicles and earn finance charges from the related vehicle financing contracts. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in the state of Kansas in 1998 and have provided various retail consumer products and services during our 27-year history.

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

We evaluate and report on our business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The Automotive segment consists of our buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

Financial Services

Revenues from our financial services are primarily derived by providing short-term consumer loans, known as payday loans, which represented approximately 65.7% of our total revenues for the year ended December 31, 2011. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, money transfers and money orders. We operated 482 short-term lending branches in 23 states as of December 31, 2011.

We entered the payday loan industry in 1992, and believe that we were one of the first companies to offer the payday loan product in the United States. We have served the same customer base since 1984, beginning with a rent-to-own business and continuing with check cashing services in 1988. We sold our rent-to-own branches in 1994.

Since 1998, we have been primarily engaged in the business of providing payday loans through our branch network in the United States, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks and supported by that customer’s personal check for the aggregate amount of the cash advanced plus a fee. To repay a cash advance from one of our branches, customers may pay with cash, in which case their personal check is returned to them, or they may allow the check to be presented to the bank for collection. The fee for payday loans in the United States varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. Based on the cost structure required to operate a storefront location, we spend approximately $10 to $11 per $100 borrowed, exclusive of loan losses. As a result, in states where a fee cap below that cost level is mandated, without additional fees, we are unable to operate at a profit.

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

In response to changes in the overall market and unfavorable legislation in several states, we have closed a significant number of branches over the last five years. During this period, we opened 38 de novo branches, acquired 14 branches and closed 183 branches. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2007.

	2007	2008	2009	2010	2011
Beginning branch locations	613	596	585	556	523
De novo branches opened during year	20	12	3	1	2
Acquired branches during year	13	1
Branches closed during year (a)	(50)	(24)	(32)	(34)	(43)

Ending branch locations	596	585	556	523	482

(a)	In December 2010, we announced that we would close 21 branches during the first half of 2011 as a result of the negative impact from changes in payday lending laws in Arizona, Washington and South Carolina. In 2011, we closed 18 of the branches and decided that the remaining 3 branches would remain open. These 18 branches are included in the 2011 total for branches closed during the year.

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

We intend to evaluate opportunities for product and geographic diversification and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy when evaluating possible businesses. During 2012, we expect to open approximately 10 branches providing short-term loan products.

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

During 2011, we closed 24 branches in various states (which included four branches that were consolidated into nearby branches) and sold one branch. We recorded approximately $553,000 in pre-tax charges during 2011 associated with these closures. The charges included a $283,000 loss for the disposition of fixed assets, $252,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

During 2010, we closed 34 branches in various states and decided that we would close 21 branches primarily in Arizona, Washington and South Carolina during first half 2011 due to unfavorable changes to the payday loan laws in each of those states during 2010. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open. As a result, we recorded approximately $1.8 million in pre-tax charges during 2010 associated with these closings. The charges included $916,000 representing the loss on the disposition of fixed assets, $671,000 for lease terminations and other related occupancy costs, $155,000 in severance and benefit costs and $33,000 for other costs.

During 2009, we closed 32 branches in various states (which included six branches that were consolidated into nearby branches). As a result of these closings, we recorded approximately $1.7 million in pre-tax charges during 2009 to reflect fixed asset write-offs and termination of lease obligations, the majority of which is included in discontinued operations in the consolidated financial statements.

During third quarter 2008, we closed 13 of our 32 branches in Ohio, primarily due to a new law that went into effect on September 1, 2008 that severely restricts the profitability of offering payday loans. In addition, we closed 11 of our lower performing branches in various other states during 2008 by consolidating those branches into nearby branches.

During 2007, we closed 34 of our branches in various states (the majority of which were consolidated into nearby branches), and we terminated the de novo process on eight branches that were never opened. In addition, a new law went into effect in Oregon that capped the interest rate that may be charged on a payday loan to 36% per annum, which translates to a fee of approximately $1.38 per $100 borrowed. As a result of the new law, we closed our eight branches in Oregon during third quarter 2007.

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where legislative and regulatory changes have occurred. To the extent that we close branches during 2012, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Automotive

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. As of December 31, 2011, we operated five buy here, pay here lots, three of which are located in Missouri and the other two in Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers.

E-Lending

On September 30, 2011, through a wholly-owned subsidiary, QC Canada Holdings Inc., we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based lending platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing product offerings and distribution, as well as expanding our presence into international markets.

Industry Background

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association (CFSA), industry analysts estimate that the industry has approximately 20,600 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2011, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $14.8 billion to their customers during 2011. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically.

The growth of the payday loan industry has followed and continues to be significantly affected by payday lending legislation and regulation in various states and on a national level. We believe that the payday loan industry in the United States is fragmented, with the larger companies operating approximately 50% of the total industry branches. After a number of years of growth, the industry has contracted in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches.

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

Our Services

Our primary business is offering payday loans through our network of branches in the United States and over the Internet in Canada with our recent acquisition of Direct Credit. In addition, we offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We also operate in the buy here, pay here segment of the used automobile market. The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2009	2010	2011	2009	2010	2011
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$146,633	$128,289	$123,235	73.3%	69.8%	65.7%
Automotive sales, interest and fees	15,293	19,914	23,645	7.6%	10.8%	12.6%
Installment loan fees	16,602	17,324	20,428	8.3%	9.4%	10.9%
Credit service fees	6,778	7,322	7,889	3.4%	4.0%	4.2%
Check cashing fees	4,989	4,376	4,045	2.5%	2.4%	2.1%
Title loan fees	3,098	4,135	5,741	1.5%	2.2%	3.1%
Open-end credit fees	3,694	56	25	1.9%	0.0%	0.0%
Other fees	2,951	2,469	2,535	1.5%	1.4%	1.4%

Total	$200,038	$183,885	$187,543	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from one of our branch locations, a customer must complete a loan application, provide a valid identification, maintain a personal checking account, have a source of income sufficient to loan some amount to the customer, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note and provides us with a check for the principal loan amount plus a specified fee, which varies by state. State laws typically limit fees to a range of $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. Loans generally mature in two to three weeks, on or near the date of a customer’s next payday. Our agreement with customers provides that we will not cash their check until the due date of the loan. The customer’s debt to us is satisfied by:

•	payment of the full amount owed in cash in exchange for return of the customer’s check;

•	deposit of the customer’s check with the bank and its successful collection;

•	automated clearing house (ACH) payment; or where applicable, renewal of the customer’s loan after payment of the original loan fee in cash.

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

To obtain a payday loan from us via the Internet in Canada, our Canadian customers fill out and digitally sign an online application and submit a digital copy of their most recent bank statement. With respect to the underwriting process, we maintain a set of criteria that all applicants must meet and we use internal screening tools during the account origination process to evaluate an applicant’s credit worthiness.

During 2011, approximately 89.5% of our U.S. payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 10.5% of U.S. payday loan volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 45.8% of items presented to the bank were collected and approximately 54.2% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 5.7% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2011, our efforts resulted in approximately 58.4% collection of the returned items, which includes cash received totaling $472,000 for the sale of older debt. As a result, our overall provision for payday loan losses during 2011 was approximately 2.7% of total payday loan volume (including Internet lending). On average, our overall provision for payday loan losses has historically ranged from 2% to 5% of total payday loan volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2011, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 16 days for the year ended December 31, 2009 and 17 days for each of the years ended December 31, 2010 and 2011.

Our business is seasonal due to the fluctuating demand for payday loans during the year. Historically, we have experienced our highest demand for payday loans in January and in the fourth calendar quarter. As a result of the receipt by customers of their income tax refunds, demand for payday loans has historically declined in the balance of the first calendar quarter and the first month of the second quarter. Our loss ratio historically fluctuates with these changes in payday loan demand, with a higher loss ratio in the second and third calendar quarters and a lower loss ratio in the first and fourth calendar quarters.

Other Financial Services

We also offer other consumer financial services, such as installment loans, check cashing services, title loans, credit services, open-end credit, money transfers and money orders. Together, these other financial services constituted 19.1%, 19.4% and 21.7% of our revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

We currently offer installment loans to customers in 104 branches (located in California, Colorado, Idaho, Illinois, New Mexico, South Carolina, Utah and Wisconsin). The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that we advance under an installment loan is $1,000. In fourth quarter 2011, we began offering a longer term installment loan product to customers of certain branches in California and New Mexico. The maximum amount advanced under this product is $3,000 and the term of the loan is either 12 months or 18 months. The average principal amount for installment loans originated during 2011 was approximately $539.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. The CSO fee is recognized ratably over the term of the loan. We are not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in our loan receivable balance and are not reflected in the consolidated balance sheet. We absorb all risk of loss, however, through our guarantee of the consumer’s loan from the lender.

We offered check cashing services in 380 of our 482 branches as of December 31, 2011. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.9%, 2.8% and 2.8% of the face amount of the check in 2009, 2010 and 2011, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 174 branches as of December 31, 2011.

We are also an agent for the transmission and receipt of wire transfers for MoneyGram. Through this network, our customers can transfer funds electronically to more than 267,000 locations in more than 192 countries and territories throughout the world. Additionally, our branches offer MoneyGram money orders.

In Virginia we currently offer the open-end credit product through a limited number of branches. The open-end credit product is very similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. Further, we are responsible for providing the borrower with a monthly statement and we require the borrower to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

Automotive

We had five buy here, pay here car locations as of December 31, 2011. As an operator of buy here, pay here locations, we sell and finance used cars to individuals who may or may not have a bank account, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. Generally, our buyer purchases vehicles between six and 10 years of age with 90,000 to 130,000 miles, and pay between $3,000 and $6,000 per vehicle. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs (not to exceed its net realizable value).

We provide financing to substantially all of our customers who purchase a vehicle at one of our buy here, pay here locations. Our finance contract typically includes a down payment or a trade-in allowance ranging from

$200 to $2,000 and an average term of 33 months. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for buy here, pay here loans originated during 2011 was approximately $9,899. We provide a limited warranty on most of the vehicles we sell.

All of our retail installment contracts are serviced by employees at the locations. The majority of our customers make their payments in person at the dealership where they purchased their vehicle, although some customers send their payments through the mail. Each location closely monitors its customer accounts using our point-of-sale software that stratifies past due accounts by the number of days past due. We also have a corporate collections team, which monitors policies, procedures and the status of accounts at the dealership level. We believe that the timely response to past due accounts is critical to collections success.

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

Locations

The following table shows the number of short-term lending branches by state that were open as of December 31 from 2007 to 2011.

	2007	2008	2009	2010	2011
Alabama	12	12	12	12	12
Arizona	39	39	36	25	12
California	82	81	77	76	75
Colorado	11	11	11	11	11
Idaho	13	14	15	16	16
Illinois	24	24	24	24	22
Indiana	1	1	1	1	1
Kansas	23	21	21	21	21
Kentucky	13	13	11	11	11
Louisiana	4	4	4	4	4
Mississippi	7	7	7	7	7
Missouri	101	107	105	103	101
Montana	3	4	4	1
Nebraska	11	9	9	8	8
Nevada	9	9	7	7	7
New Mexico	21	20	18	18	18
Ohio	32	18	18	17	17
Oklahoma	23	23	20	19	19
South Carolina	62	62	62	56	46
Texas	27	27	16	16	16
Utah	19	19	19	19	18
Virginia	23	22	20	18	17
Washington	29	31	32	26	16
Wisconsin	7	7	7	7	7

Total (a)	596	585	556	523	482

(a)	For 2010, the total includes 21 branches (primarily in Arizona, Washington and South Carolina) that were scheduled to close during first half of 2011. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open.

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

Our branches located in the states of Missouri, California, Illinois and Kansas represented approximately 23%, 15%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2011. Our branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 35%, 16%, 7%, 5% and 5%, respectively, of total branch gross profit for the year ended December 31, 2011. We are subject to regulation by federal and state governments that affects the products and services we provide, particularly payday loans. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

•

The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of our Arizona branches. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of our revenues and gross profits.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We anticipate that our revenues and gross profit from Illinois in 2012 will decline by approximately $2.0 million and $1.0 million, respectively, compared to 2011 as a result of this law change.

•

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. If this initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and be forced to close those locations in the state.

Branch Economics

We evaluate our branches based on revenue growth and branch gross profit, with consideration given to the length of time a branch has been open. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2010 and 2011 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services:
Pre - 1999	32	$20,631	$19,309	(6.4)%	$54	$50
1999	36	16,529	16,438	(0.6)%	38	38
2000	45	18,843	17,482	(7.2)%	35	32
2001	28	10,448	9,659	(7.5)%	31	29
2002	44	15,415	14,279	(7.4)%	29	27
2003	37	10,947	10,912	(0.3)%	25	25
2004	55	15,852	15,822	(0.2)%	24	24
2005	118	34,377	35,493	3.2%	24	25
2006	63	13,214	14,861	12.5%	17	20
2007	12	3,963	4,320	9.0%	28	30
2008	8	1,728	1,841	6.5%	18	19
2009	1	182	240	32.2%	15	20
2010	1	149	240	61.2%	12	20
2011	2		500	(b)		21

Sub-total	482	162,278	161,396	(0.5)%	$28	$28

Consolidated branches(a)		1,568	466
Automotive	5	19,914	23,645	18.7%	$332	$394
E-Lending			1,903
Other		125	133

Total		$183,885	$187,543	2.0%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Not meaningful.

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the years ended December 31, 2010 and 2011 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Branches	Gross Profit (Loss)		Gross Margin %		Loss Ratio
		2010	2011	2010	2011	2010	2011
	(in thousands)
Financial Services:
Pre - 1999	32	$10,003	$10,010	48.5%	51.8%	18.6%	15.3%
1999	36	6,506	6,586	39.4%	40.1%	17.7%	17.4%
2000	45	7,885	6,741	41.8%	38.6%	21.8%	22.4%
2001	28	3,802	3,555	36.4%	36.8%	23.4%	20.3%
2002	44	5,568	4,086	36.1%	28.6%	22.4%	27.2%
2003	37	3,492	3,334	31.9%	30.6%	20.6%	22.5%
2004	55	5,491	5,538	34.6%	35.0%	16.9%	17.8%
2005	118	10,260	10,546	29.8%	29.7%	21.2%	23.9%
2006	63	1,836	2,359	13.9%	15.9%	24.5%	29.6%
2007	12	1,222	1,249	30.8%	28.9%	23.4%	27.3%
2008	8	438	563	25.4%	30.6%	16.3%	13.7%
2009	1	11	81	6.0%	33.7%	34.3%	16.8%
2010	1	(34)	68	(22.7)%	28.3%	27.4%	13.1%
2011	2	(5)	105	(c)	21.1%		20.8%

Sub-total	482	56,475	54,821	34.8%	34.0%	20.7%	21.9%

Consolidated branches(a)		545	126
Automotive	5	2,891	2,154	14.5%	9.1%	21.8%	25.2%
E-Lending			694		36.5%		29.7%
Other, net(b)		3,037	2,309

Total		$62,948	$60,104	34.2%	32.1%	20.1%	21.8%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Reflects central collections, sale of older debt and various other items.

(c)	Not meaningful.

De Novo Branches

Since 1998, 65% of our growth has occurred through opening 447 de novo branches. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. We monitor newer branches for their progress to profitability and loan growth. On average, our newer branches will become cumulatively cash flow positive after 18 to 24 months of operations.

Acquisitions

From 1998 through 2011, we acquired 241 short-term lending branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more. During 2007, we acquired 13 branches and certain assets for a total of $3.2 million. In connection with an acquisition of eight branches in Missouri, we closed six of the branches acquired and transferred the receivable balances to our existing locations. In December 2006, we acquired all the issued and outstanding membership interests in ECA for approximately $16.3 million, net of cash acquired. As of December 31, 2011, ECA operates 36 payday loan branches in South Carolina.

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

On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We paid an aggregate initial consideration of $12.4 million. We also agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the acquisition agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of December 31, 2011, we estimated the fair value of the supplemental earn-out payment to be approximately $1.1 million. We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets.

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

In Canada, our advertising and marketing strategy is designed to produce substantial leads through both direct and indirect channels. Direct channels include our websites and through our proprietary database. Our advertising efforts through indirect channels include placing ads on highly visited websites (such as Google, Yahoo and MSN), search engine optimization and maintaining a presence in the Yellow Page directories.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, compliance monitoring, record keeping and reporting. We have one primary point-of-sale system utilized by the majority of our branches in the United States as of December 31, 2011. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia branches, we utilize a second point-of-sale system that can accommodate the open-end credit product. For our buy here, pay here locations, we implemented a separate system that manages the automobile business.

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

Direct Credit developed a proprietary loan processing and management system through which all transactions are being processed. The system incorporates customary internal control mechanisms, contract and loan lifecycle management, disbursement and payment handling, record keeping and reporting capabilities. The integrated system provides our customer service personnel with customer information, including a history of loan activity, as well as accurate and timely reporting of loan activity for management.

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

Competition

Payday Loan Industry

We offer payday loans through our retail branches in the United States and over the Internet in Canada. We believe that the primary competitive factors for retail branches in the payday loan industry are location and customer service. With respect to Internet lending, the primary competitive factors are advertising to develop leads and customer service (which includes timely distribution of funds after a loan is approved and professional collection efforts). For each distribution type (branches and Internet), the other distribution method is also a competitive factor. Branch-based lending is faced with a growing number of customers migrating to the ease of the online transaction. From an online lending perspective, customers remain rooted to the immediacy of cash-in-hand when the transaction is completed in a branch.

In addition to storefront payday loan locations and Internet lending, we also currently compete with services such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing Internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have.

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

Regulations

We are subject to regulation by federal, state, local and foreign governments, which affects the products and services we provide. In general, these regulations are designed to protect consumers and not to protect our stockholders.

Regulation of Short-term Lending

Our United States payday and other consumer lending activities are subject to regulation and supervision primarily at the state level. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday, title or installment lender where required and are subject to various state regulations regarding the terms of our consumer loans and our policies, procedures and operations relating to those loans. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that Act, as well as the disclosure requirements of state statutes (which are usually similar or more extensive then federal disclosure requirements). These state statutes also often specify minimum and maximum maturity dates for payday loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states, and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures that would prohibit or severely restrict payday loans. In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation established the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. With the appointment of a director, the CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of February 2012, no such rules have been proposed.

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Wisconsin, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010 and 2011. In 2008, Ohio legislators passed a law that placed a 28% cap on payday loans, which is equivalent to a fee of approximately $1.07 per $100 borrowed. Absent additional transaction fees, this law would effectively preclude offering payday loans in Ohio. In October 2007, a new federal law prohibited loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation has the practical effect of banning payday lending to the military. In Oregon, legislative action placed a 36% cap on payday loans, which went into effect July 1, 2007, effectively banning payday loans in Oregon as of that date. Similarly, a ballot initiative in Montana that took effect January 1, 2011, had the practical effect of banning payday loans in that state.

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

As a result of our prior arrangements with the two Delaware banks, our activities regarding loans made by those banks are also subject to examination by the FDIC and the other regulatory authorities to which the banks are subject. To the extent an examination involves review of those loans and related processes, the regulatory authority may require us to provide requested information and to grant access to our locations, personnel and records.

Regulation of Credit Services Organization

We are subject to regulation and licensing in Texas with respect to our CSO under Chapter 393 of the Texas Finance Code, which requires the annual registration of our CSO with the secretary of state and annual licensing with the Office of Consumer Credit Commissioner. We must also comply with various disclosure requirements, which include providing the consumer with a disclosure statement and contract that detail the services to be performed by the CSO and the total cost of those services along with various other items. In addition, our CSO is required to obtain a credit service organization bond and a third-party collector bond for each branch in Texas in the amount of $10,000 each from a surety company authorized to do business in Texas.

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

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet minimum bonding or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for MoneyGram in the sale of money orders. Certain states, including California where we operate 75 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the recipient of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

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

The buy-here pay-here industry is also regulated by the CFPB. The provisions of this legislation are in the early stages of implementation, and, to our knowledge, there presently are no CFPB proposed rules and regulations that specifically apply to the buy-here pay-here industry.

Foreign Regulation

The Canadian federal legislation falls under Section 347 of the Canadian Criminal Code and defines the criminal rate of interest as an effective annual rate of 60%. On May 3, 2007, the Canadian Federal Government enacted Bill C-26, providing an exemption to Section 347 for loans with a term of 62 days or less and for an amount of $1,500 or less. The exemption is applied on a Province-by-Province basis and is available where a Province has enacted legislation that restricts the amount that can be charged for a payday loan.

The following provinces have enacted payday loan legislation and established payday loan regulations:

•	Alberta, in effect since September 1, 2009

•	British Columbia, in effect since November 1, 2009

•	Manitoba, in effect since October 18, 2010

•	Nova Scotia, in effect since August 1, 2009

•	Ontario, in effect since December 15, 2009

•	Saskatchewan, in effect since January 1, 2012

Currency Reporting Regulation

Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. In addition, the regulations require institutions to maintain information concerning sales of monetary instruments for cash amounts between $3,000 and $10,000. The records maintained must contain certain identifying information about the purchaser. The rule states that no sale may be completed unless the required information is obtained. We believe that our point-of-sale system, employee training programs and internal control processes support our compliance with these regulatory requirements.

Also, money services businesses are required by the Money Laundering Act of 1994 to register with the United States Department of the Treasury. Money services business transactions include check cashing, wire transfers and money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services business knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction.

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

The U.S. Treasury, through the Internal Revenue Service, regularly conducts audits of our operations for compliance with the Bank Secrecy Act and the USA PATRIOT ACT.

Privacy Regulation

We are subject to a variety of federal and state laws and regulations that seek to protect the confidentiality of a customer’s identity by restricting the use of personal information obtained from a customer. We have identified our systems that capture and maintain non-public personal information, as that term is used in the privacy provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We disclose our privacy information policies and our policies relating to destruction of certain information to our customers as required by that law. We have systems in place intended to safeguard this information as required by the Gramm-Leach-Bliley Act.

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

Employees

On December 31, 2011, we had 1,593 U.S. employees, consisting of 1,376 branch personnel, 108 field managers and 109 corporate office employees. In addition, Direct Credit had approximately 25 employees as of December 31, 2011.

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

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2011, 33 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 17 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn at an annual percentage rate of 36% or lower, which makes offering the payday product in those states unprofitable. During 2011, we made payday loans directly in 20 of these 33 states. In addition, in Texas we operate as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

During the last few years, legislation has been adopted in some states in which we operate or operated that prohibits or severely restricts payday loans. For example, legislation that prohibits or severely restricts payday loans has been adopted in Montana (2010 via a ballot initiative) South Carolina (2009), Washington (2009), Kentucky (2009), Ohio (2008), Virginia (2008), New Mexico (2007), Oregon (2006) and Illinois (2005 and 2011). Some states, including Mississippi and Arizona, which are states in which we operate, have sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. The Arizona payday loan statutory authority expired by its terms on June 30, 2010 and the termination of this law had a significant adverse effect on our revenues and profitability for the years ended December 31, 2010 and 2011. In February 2011, the sunset provision of the Mississippi payday loan law was extended from July 1, 2012 to July 1, 2015.

In recent years, including 2011, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. Legislative changes (or failures to extend payday lending laws) have had a significant adverse effect on our business, revenues and earnings in New Mexico, Arizona, Washington, South Carolina, Illinois, Virginia and certain other states in recent years.

Voter initiatives to limit or prohibit payday lending can result in expensive ballot campaigns and changes to state laws, both of which can adversely affect our results of operations.

State laws can be changed by ballot initiative or referendum in certain states. A ballot initiative in Montana precluded payday lending on profitable terms, thus effectively prohibiting payday lending in Montana. Similarly, the prospect of a ballot initiative in Oregon led to legislation that effectively prohibits payday lending in that state. After those measures were passed, we closed all our branches in Montana and Oregon. Ballot initiatives can also be expensive to oppose and are more susceptible to emotion than deliberations in the normal legislative process. For example, we spent approximately $1.8 million related to ballot initiatives in 2008, including referendums designed to enhance greater consumer choices in certain states.

In Missouri, there is currently an effort to place a voter initiative on the statewide ballot in November 2012, which ballot initiative is intended to preclude any consumer lending in the state with an annual rate in excess of 36%. We have already spent substantial amounts opposing the efforts to place this initiative on the ballot. If the initiative obtains the required signatures and otherwise meets the legal requirements to place the initiative on the Missouri ballot for November 2012, we will spend substantial additional amounts to defeat the proposal. If the Missouri ballot initiative is placed on the ballot and passes, we would be forced to cease our payday lending operations in Missouri, which would have a material adverse effect on our results of operations. In 2011, our Missouri branches accounted for approximately 23% and 35% of our revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and our outstanding subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock.

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

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws (in addition to the Dodd-Frank Act discussed immediately below) also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our CSO business in Texas, the Fair Debt Collection Practices Act. These regulations also apply to any lender with which we do business in Texas through our credit services organization business. A failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, anti-payday loan legislation, including 36% interest rate cap bills that would effectively prohibit payday lending, have been introduced in the U.S. Congress in the past. Earlier federal efforts culminated in federal legislation that limits the interest rate and fees that may be charged on any short-term loans, including payday loans, to any person in the military to 36% per annum, which became effective October 1, 2007 and effectively bans payday lending to members of the military or their families. Future federal legislative or regulatory action that restricts or prohibits payday loans could have a material adverse impact on our business, results of operations and financial condition, and a 36% interest rate cap or similar federal limit, without the inclusion of meaningful fees, would effectively require us to cease our payday loan operations nationally.

The Dodd-Frank Act authorizes the newly created CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, created the Consumer Financial Protection Bureau, or CFPB. The CFPB became operational in July 2011, although it did not have the ability to oversee non-depository institutions and write rules until a permanent director was installed. President Obama appointed a permanent director in December 2011 without confirmation by the U.S. Senate, using the President’s recess appointment power.

The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders. Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The director of the CFPB has suggested that payday and title lending should be a regulatory priority, and the CFPB has already conducted public hearings to obtain public input regarding the payday loan industry. Accordingly, it is possible that at some time in the future the CFPB will propose and adopt rules making payday or title loan lending services materially less profitable or impractical, forcing us to modify or terminate certain product offerings, including payday and title loans. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to our other lines of business. Any such rules could have a material adverse effect on our business, results of operation and financial condition or could make the continuance of our current business impractical or unprofitable.

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1.0 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. In recent years, we have experienced a higher number of purported class action lawsuits by our customers against us. In 2011, we reached a tentative settlement in a purported class action lawsuit in Missouri. We presently have pending against us class action lawsuits in North Carolina and Canada as described under Item 3, “Legal Proceedings.” The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of these pending lawsuits is time consuming and expensive, and the defense of these or future lawsuits or proceedings, even if we are successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve customer disputes through individual arbitration rather than in court. Our arbitration agreements contain certain consumer-friendly features, including terms that require in-person arbitration to take place in locations convenient for the consumer and provide consumers the option to pursue a claim in small claims court. Our arbitration provisions, however, explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. They do not generally have any impact on regulatory enforcement proceedings.

While many courts, particularly federal courts, have concluded that the Federal Arbitration Act requires the enforcement of arbitration agreements containing class action waivers of the type we use in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a

number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Furthermore, Dodd-Frank directs the CFPB to study consumer arbitration and report to Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements could significantly increase our exposure to class action litigation. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

The concentration of our revenues and gross profits in certain states could adversely affect us.

Our branches operate in 23 states. For the year ended December 31, 2011, branches located in Missouri, California, Kansas and Illinois represented approximately 48% of our total revenues and 63% of our total gross profit. Revenues from branches located in Missouri and California represented 23% and 15%, respectively, of our total revenues for the year ended December 31, 2011. Gross profit from branches in Missouri and California represented 35% and 16%, respectively, of our total branch gross profit for the year ended December 31, 2011. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

For example, amendments to the South Carolina law and Washington law became effective January 1, 2010. Prior to these new laws in South Carolina and Washington, revenues from each state were approximately 7% and 5%, respectively, of our total revenues. In South Carolina, the maximum loan size was raised, but the new law also created a database to enforce a one loan per customer limit. In Washington, amendments to its law created a database to enforce a one loan per customer limit and to place a usage limit on customers at eight loans per year. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010. The changes in the payday lending laws in each of these states had a significant adverse effect on our revenues and profitability.

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur.

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate in excess of 36%. If this initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and be forced to close those locations in the state.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as check cashing, title loans, installment loans, credit services, open-end credit, money transfers and money orders, which accounted for approximately 21.7% of our revenues in 2011. In 2007, we entered the buy here, pay here automobile business, but those revenues accounted for less than 13% of our total revenue in 2011. In 2011, we entered the Canadian Internet payday lending market with our acquisition of Direct Credit. That acquisition provides geographic diversification and product distribution diversification; however it does not provide core business diversification. As noted above, with unfavorable legislative and regulatory changes, the revenues in our payday loan business are declining, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification has and is likely to continue to inhibit the opportunities for growth of our business, revenues and profits.

Our recent expansion into Canada exposes us to new risks, including risks associated with monitoring and complying with Canadian laws and regulations, foreign currency fluctuation risks, and tax risks, all of which could adversely affect our results of operations.

On September 30, 2011, we completed our first acquisition of a Canadian payday lending company. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Ontario, British Columbia, Alberta, Manitoba, Saskatchewan and Nova Scotia have passed legislation regulating short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. Our Canadian subsidiaries currently offer payday loans through the Internet to residents of each of these provinces. There may be future changes to or interpretations of the Canadian federal law or the provincial laws and regulations that could have a detrimental effect on our consumer lending business in Canada. Additionally, there are increased risks to us associated with monitoring and complying with Canadian laws, including the risk that we may overlook laws or regulations with which we are less familiar.

Additionally, while the expected full-year revenue of our new Canadian subsidiaries may not be material to our overall U.S. revenues, we expect our Canadian business to grow, which could expose us to greater risk associated with foreign currency fluctuations and changes in foreign tax rates, both of which could adversely affect our results of operations. We do not presently plan to hedge our exposure to the Canadian dollar. Furthermore, our financial results may be negatively affected to the extent tax rates in Canada increase or exceed those in the United States or as a result of the imposition of withholding requirements on foreign earnings.

Finally, the new Canadian scope of our operations may contribute to increased costs that could negatively impact our results of operations. Because international operations increase the complexity of an organization, we may face additional administrative costs in managing our business, including particularly technology-related costs, than we would if we only conducted operations domestically. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively affect our results of operations.

Our inability to introduce or manage new products efficiently and profitably could have a material adverse effect on our business, results of operations and financial condition.

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in 2006 and 2007, we began offering installment loans in Illinois and New Mexico, respectively; and in October 2007, we opened our first buy here, pay here automobile sales and finance lot. New products in Illinois, New Mexico, as well as in Virginia and other states, have been in response to changes in payday loan laws in those states making payday lending unprofitable, and therefore not economically feasible, under current state law or regulations in those states. We also intend to introduce additional services and products in the future in order to continue to diversify our business. For example, in fourth quarter 2011, we began offering a longer-term installment loan product with a maximum advance amount of $3,000 to customers in certain branches in California and New Mexico. In order to offer new products and to enter into new businesses, we may need to comply with additional regulatory and licensing requirements. Each of these new products and businesses is subject to risk and uncertainty and requires significant investment of time and capital, including additional marketing expenses, legal costs, acquisition costs and other incremental start-up costs. Due to our lack of experience in offering certain new products and businesses, we may not be successful in identifying or introducing any new product or business in a timely or profitable manner. For example, we offered an open-end credit product to our Virginia customers for a brief period in 2008 and 2009, before discontinuing the product due to significantly higher than anticipated loan losses (in 2011, we re-introduced this product on a limited basis). Furthermore, we cannot predict the demand for any new product or service. Our failure to introduce a new product or service efficiently and profitably or low customer demand for any of these new products or services, could have a material adverse effect on our business, results of operations and financial condition.

General economic conditions affect our revenues and loan losses, and accordingly, our results of operations have been adversely affected by the general economic slowdown. The effect on our business of the recent credit crisis and ongoing economic recession is still continuing.

It is difficult to gauge the continuing impact of the 2008-2009 economic recession, the resultant high unemployment and the ongoing economic malaise on our customers and on our business. We have experienced fluctuations in our loan losses and revenues that appear to correspond to broader economic events and trends.

Provision for losses is one of our largest operating expenses, constituting 21.8% of total revenues for the year ended December 31, 2011, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. Any changes in economic factors that adversely affect our customers could result in a higher loan loss experience than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe our loan losses increased during the second half of 2007 as a result of the turmoil in the sub-prime lending markets and its ripple effect throughout the United States economy. As another example, we believe that our loan loss experience in third quarter 2005 was adversely affected as a result of an increase in customer bankruptcies prior to a significant change in the bankruptcy laws in October 2005. Similar difficult financial and economic markets and conditions could increase our loan losses and adversely affect our results of operations and financial condition.

While the immediate economic crisis of 2008 and 2009 appears to have passed, we believe that the continuing effects of that recession are adversely affecting our customers and their borrowing habits. We experienced lower payday loan demand in 2009 than initially expected, which we believe is attributable in part to the reports nationally of overall consumer efforts to reduce debt. We believe our customers are more sophisticated than portrayed in the media by certain consumer groups and that our customers restrict borrowings in circumstances when risk of non-repayment is increased. We believe this has occurred when gasoline prices have spiked at various times over the last three years and also occurred in fourth quarter 2008 due to the national credit crisis. As discussed under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we continued to experience lower payday loan volumes in 2011 (even in states that were not adversely affected by regulatory or legislative changes). We believe that lower customer loan demand in 2010 and 2011 is directly related to the continuing effects of the 2008-09 recession. We believe these adverse economic pressures on our customers are continuing in 2012 and will continue for the foreseeable future, which has had, and is expected to continue to have, an adverse effect on our revenues and earnings.

Continuing disruptions in the credit markets from the national credit crisis are negatively affecting the availability and cost of commercial credit, which could adversely affect our future borrowing ability and costs.

We believe that disruptions in the capital and credit markets in 2008 and 2009 are continuing to adversely affect the availability and cost of commercial credit. In addition, uncertainty as to the economic recovery and changing and increased regulation coming out of the recession, including the Dodd-Frank Act, are additional disruptions to the capital and credit markets for our industry. We believe that these factors directly and adversely affected the terms of our credit agreement, which we renegotiated in fall 2011, approximately 15 months before the maturity of the prior credit agreement. See the discussion immediately below of the terms of the new credit agreement and the requirement that we obtain $3.0 million of subordinated debt as a condition to that new credit agreement. We believe that these factors may also affect our ability to refinance the new revolving and term loan credit facility on favorable terms, if at all, and our ability to incur additional indebtedness to fund acquisitions, business ventures and distributions to our stockholders or other corporate purposes. Our current credit facility matures on September 30, 2014. The reduced availability under our new revolving credit facility, or the inability to refinance our current credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating cash dividends on our common stock and our stock repurchase program.

From time to time, we utilize borrowings under our credit facility to fund our liquidity and capital needs, and these borrowings, which increase our leverage and reduce our financial flexibility, are subject to various restrictions and covenants.

On September 30, 2011, we entered into an amended and restated credit agreement (current credit agreement) with a syndicate of banks to replace our prior credit agreement. As a condition to entering into the current credit agreement, the lenders also required that we issue $3.0 million of subordinated notes. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provision permitting the issuance of letters of credit and swingline loans) of up to $45 million. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. The terms of our current credit agreement and the subordinated notes include provisions that directly or indirectly affect our ability to repurchase our common stock on the open market or in negotiated transactions, our ability to pay cash dividends on our common stock, and our ability to pursue acquisitions or other strategic ventures that would require us to borrow additional amounts.

We typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis and to fund the scheduled amortization repayments under the term loan, and we have limited cash balances (other than cash balances needed at the branch level). We expect that a substantial portion of our liquidity needs, including amounts to pay future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2011, we had approximately $12.5 million available for future borrowings under this facility, compared to $27.8 million of availability on the prior revolving credit facility as of December 31, 2010. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we were unable to sell equity or raise additional debt, our ability to finance our current operations would likely be adversely affected.

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

As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our corporate strategies. Our obligations under the credit facility are guaranteed by each of our existing and future domestic subsidiaries. The borrowings under the revolving credit facility are guaranteed by all of our operating subsidiaries (other than the foreign subsidiaries) and are secured by liens on substantially all of our personal property including the personal property of our U.S. subsidiaries. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our credit facility and any other then existing debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment and automobile finance loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $8.1 million on December 31, 2011. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

A reduction in the availability or access to sources of used car inventory adversely affects our buy here, pay here business by increasing the costs of vehicles purchased.

We acquire vehicles for our Automotive business primarily through auctions, but occasionally through wholesalers, new car dealers and individuals. A reduction in the availability of inventory normally results in an increase in the cost of vehicles, which adversely affects the profit margin of that business. We are limited in our ability to pass on increased costs to our customers, who are normally credit impaired with limited flexibility in the car payments they can afford. Since the federal “Cash for Clunkers” program, used car inventories have been reduced and our costs of obtaining used vehicles have increased. The increased cost of sales directly and adversely affected our results of operations in 2011 and is expected to continue to adversely affect our gross margins for the Automotive segment in 2012. The overall new car sales volumes in the United States have decreased in the last few years and this has had, and could continue to have, a significant negative effect on the supply of vehicles available to us.

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

We have a significant amount of goodwill, which is subject to periodic review and testing for impairment.

A significant portion of our total assets at December 31, 2011 is comprised of goodwill. In accordance with generally accepted accounting principles, we review the recoverability of goodwill on an annual basis or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We assess the fair value of our reporting units based on weighted average of valuations based on market multiples and discounted cash flow estimates. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these multiples and estimates. Significant impairment charges, although not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

We experience high turnover among our branch managers and our branch-level employees. In 2011, we sustained approximately 31% turnover among our branch managers and approximately 56% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote approximately 56% of our outstanding common stock as of December 31, 2011. Don Early, our Chairman of the Board and Chief Executive Officer, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 47.0% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2011. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2011, our officers and directors held approximately 10.0 million shares of common stock, a substantial majority of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, Mr. Early, who directly owns approximately 43.1% of our outstanding shares, has demand registration rights, which permit him to require the company to register all or any part of those shares for resale by Mr. Early. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 20,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

In addition, Mr. Early’s heirs or his estate may be required to sell a significant portion of that stock upon his death. We do not maintain key man life insurance on the life of Mr. Early. If a substantial block of our common stock were sold by Mr. Early’s heirs or estate, it would likely significantly reduce the market price of our common stock.

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In the opinion of management, the corporate office space leased is adequate for existing and foreseeable future operating needs. In January 2011, we amended this lease agreement to extend the lease term and modify the lease payments. The lease was extended through October 31, 2017 and includes a renewal option for an additional five years. Prior to April 2005, our corporate headquarters were located in a 10,000 square foot company-owned building located in Kansas City, Kansas, which is presently leased to an unrelated tenant. In addition, we own three branch locations, in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi. All our other branch locations are leased. Our average branch size is approximately 1,600 square feet with average rent of approximately $2,200 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

In August 2008, we purchased an auto sales facility in Overland Park, Kansas. The facility includes three buildings (with a total of 7,982 square feet) and parking spaces on approximately 1.6 acres of land. All our other auto locations are leased.

ITEM 3.	Legal Proceedings

Missouri. On October 13, 2006, one of our Missouri customers sued us in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. We moved to compel arbitration of this matter. In December 2007, the court refused to enforce the class action waiver provision in our customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In September 2009, the plaintiff filed her action in arbitration. In August 2011, we reached a tentative agreement with the plaintiff to settle this purported class action arbitration for approximately $1.9 million. In second quarter 2011, we recorded a $2.0 million liability in accrued expenses and other liabilities in connection with this tentative settlement and anticipated additional legal expenses to effect the settlement. The settlement terms are subject to approval by the arbitration panel. We expect the settlement to be finalized during the first half of 2012.

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

In July 2011, the parties completed a weeklong hearing on our motion to enforce our class action waiver provision and our arbitration provision. In January 2012, the trial court denied our motion to enforce our class action and arbitration provisions. We anticipate that we will appeal this ruling.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against us. Settlements in each of the three companion cases were reached by the end of 2010; however, the settlements do not provide reasonable guidance on settlements in our case.

Canada. On September 30, 2011, we acquired all the outstanding shares of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low closing prices for each of the completed quarters since January 1, 2010:

2011	High	Low
First quarter	$4.33	$3.72
Second quarter	5.04	3.80
Third quarter	4.92	2.80
Fourth quarter	4.08	2.62

2010	High	Low
First quarter	$6.23	$4.64
Second quarter	5.48	3.48
Third quarter	4.40	3.58
Fourth quarter	4.16	3.56

The year-end closing prices of our common stock for 2011 and 2010 were $4.02 and $3.74, respectively.

Holders

As of March 6, 2012 there were approximately 171 holders of record and 1,235 beneficial owners of our common stock.

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

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. In addition to regular quarterly dividends, our board of directors has also approved special cash dividends on our common stock from time to time. For the years ended December 31, 2010 and 2011, we paid regular and special cash dividends to our stockholders totaling $5.4 million and $3.6 million, respectively.

The following table summarizes our cash dividends paid during 2010 and 2011.

Payment Date	Type of Dividend	Amount of Cash per Share
2011:
March 7, 2011	Regular	$0.05
May 31, 2011	Regular	0.05
September 1, 2011	Regular	0.05
December 1, 2011	Regular	0.05

Total dividend per share of common stock		$0.20

2010:
March 8, 2010	Regular	$0.05
March 8, 2010	Special	0.10
June 1, 2010	Regular	0.05
September 2, 2010	Regular	0.05
December 1, 2010	Regular	0.05

Total dividend per share of common stock		$0.30

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2011, equity compensation plans approved by security holders include our 1999 Stock Option Plan, our 2004 Equity Incentive Plan and an outstanding option to purchase 26,397 shares of common stock granted to a former officer of the company, which were granted pursuant to a prior consulting agreement with that individual.

In June 2009, at our annual meeting of stockholders, our stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,667,189	$9.83	311,531
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,667,189	$9.83	311,531

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

Recent Sales of Unregistered Securities

Since July 21, 2004, the date of our initial public offering, we have not made any unregistered sales of securities.

Stock Repurchases

The board of directors has authorized us to repurchase our common stock in the open market or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. Pursuant to our credit agreement, the maximum amount of our common stock we may repurchase is $60 million.

On June 1, 2011, our board of directors extended our common stock repurchase program through June 30, 2012. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. During 2011, we repurchased approximately 273,000 shares for approximately $1.1 million. As of December 31, 2011, we have repurchased a total of 5.6 million shares at a total cost of approximately $55.6 million, which leaves approximately $4.4 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	6,979	$3.35	6,979	$4,474,000
November 1 – November 30	7,775	3.85	7,775	4,444,042
December 1 – December 31	6,065	3.91	6,065	4,420,318

	20,819	$3.70	20,819	$4,420,318

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

The following table compares total stockholder returns on our common stock from December 31, 2006 through December 31, 2011 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on December 31, 2006 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Advance America, Cash Advance Centers, Inc., Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
QC Holdings, Inc.	$100.00	$88.47	$31.47	$42.13	$35.43	$40.06
Nasdaq Index	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	73.55	52.28	74.23	94.47	106.80

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Revenues:
Payday loan fees	$160,642	$159,727	$146,633	$128,289	$123,235
Automotive sales, interest and fees	285	6,120	15,293	19,914	23,645
Installment loan fees	10,081	17,977	16,602	17,324	20,428
Other	17,305	17,487	21,510	18,358	20,235

Total revenues	188,313	201,311	200,038	183,885	187,543

Branch expenses:
Salaries and benefits	40,558	42,842	40,583	39,105	38,883
Provision for losses	45,080	49,436	42,767	37,003	40,860
Occupancy	23,013	22,680	20,763	19,820	20,708
Cost of sales—automotive	151	3,202	6,611	9,675	12,253
Depreciation and amortization	4,073	3,793	3,676	3,156	2,667
Other	12,938	12,700	11,923	12,178	12,068

Total branch expenses	125,813	134,653	126,323	120,937	127,439

Branch gross profit	62,500	66,658	73,715	62,948	60,104
Regional expenses	12,614	13,075	13,584	13,921	13,413
Corporate expenses	22,813	24,738	24,513	22,101	24,151
Depreciation and amortization	2,399	2,931	2,968	2,653	2,193
Interest expense	585	4,283	3,346	2,400	2,574
Other expense, net	1,991	439	192	241	482

Income from continuing operations before income taxes	22,098	21,192	29,112	21,632	17,291
Provision for income taxes	8,683	9,082	11,313	7,879	6,489

Income from continuing operations	13,415	12,110	17,799	13,753	10,802
Gain (loss) from discontinued operations, net of income tax	1,187	1,469	2,030	(1,810)	(634)

Net income	$14,602	$13,579	$19,829	$11,943	$10,168

	Year Ended December 31,
	2007	2008	2009	2010	2011
Earnings (loss) per share:
Basic
Continuing operations	$0.70	$0.67	$1.00	$0.77	$0.60
Discontinued operations	0.06	0.08	0.11	(0.11)	(0.03)

Net income	$0.76	$0.75	$1.11	$0.66	$0.57

Diluted
Continuing operations	$0.68	$0.67	$0.99	$0.77	$0.60
Discontinued operations	0.06	0.08	0.11	(0.11)	(0.03)

Net income	$0.74	$0.75	$1.10	$0.66	$0.57

Weighted average number of common shares outstanding:
Basic	19,282,859	17,877,063	17,436,714	17,258,899	17,027,080
Diluted	19,578,285	17,983,294	17,579,513	17,341,092	17,109,840

Cash dividends declared per share	$2.90	$0.30	$0.30	$0.30	$0.20

	Year Ended December 31,
	2007	2008	2009	2010	2011
Operating Data:
Branches (at end of period)	596	585	556	523	482

Payday loans:
Loan volume (in thousands)	$1,111,531	$1,122,371	$1,025,198	$879,680	$843,888
Average loan (principal plus fee)	362.49	367.88	365.02	374.20	377.34
Average fee	52.84	53.67	53.78	56.14	56.71

Installment loans:
Loan volume (in thousands)	$20,235	$30,865	$27,681	$29,327	$37,741
Average loan (principal plus fee)	524.34	507.81	495.06	489.56	539.39
Average term (months)	6	6	6	6	7

Automotive loans:
Automotive loan volume (in thousands)	$262	$5,182	$12,656	$15,835	$18,412
Average loan (principal)	6,901	8,622	8,753	9,375	9,899
Average term (months)	30	35	31	33	33
Locations, end of period	1	3	5	5	5

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,145	$17,314	$21,151	$16,288	$17,738
Restricted cash					2,175
Loans, interest and fees receivable, less allowance for losses (current and non-current)	72,903	73,711	74,973	70,059	74,296
Total assets	149,580	143,042	148,086	138,042	153,229
Current debt	28,500	33,143	30,400	28,113	34,990
Long-term debt	46,000	37,607	27,707	16,881	14,224
Stockholders’ equity	52,226	49,419	65,550	71,547	79,232

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.7% of our total revenues for the year ended December 31, 2011. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We operated 482 branches in 23 states at December 31, 2011. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We currently offer installment loans to customers in 104 branches (located in California, Colorado, Idaho, Illinois, New Mexico, South Carolina, Utah and Wisconsin). The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that we advance under an installment loan is $1,000. In fourth quarter 2011, we began offering a longer-term installment loan product to customers of certain branches in California and New Mexico. The maximum amount advanced under this product is $3,000 and the term of the loan is either 12 months or 18 months. The average principal amount for installment loans originated during 2011 was approximately $539.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of December 31, 2011, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the year ended December 31, 2011 was approximately $9,899 and the average term of the loan was 33 months.

On September 30, 2011, through one of our wholly-owned subsidiaries, QC Canada Holdings Inc, we acquired 100% of the outstanding stock of Direct Credit Holdings Inc. (Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing our product offerings and distribution, as well as expanding our presence into international markets.

We have elected to organize and report on our business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The Automotive segment consists of our buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

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

In response to changes in the overall market, we have closed a significant number of branches over the past five years. During this period, we opened 38 de novo branches, acquired 14 branches and closed 183 branches. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2007.

	2007	2008	2009	2010	2011
Beginning branch locations	613	596	585	556	523
De novo branches opened during year	20	12	3	1	2
Acquired branches during year	13	1
Branches closed/sold during year	(50)	(24)	(32)	(34)	(43)

Ending branch locations	596	585	556	523	482

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During 2012, we expect to open approximately 10 branches providing short-term loan products.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association, industry analysts estimate that the industry has approximately 20,600 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2011, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of

Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $14.8 billion to their customers during 2011. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically.

We believe our industry is highly fragmented, with the larger companies operating approximately 50% of the total industry branches. After a number of years of growth, the industry has contracted slightly in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future.

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

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•

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

•

In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering title loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We expect the net impact of the Illinois law change to reduce revenues by $2.0 million and to reduce branch gross profit by $1.0 million during the year ending December 31, 2012 compared to 2011.

KEY DEVELOPMENTS

Acquisition of Direct Credit. On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We paid an aggregate initial consideration of $12.4 million. We also agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of

December 31, 2011, we estimated the fair value of the supplemental earn-out payment to be approximately $1.1 million, which is recorded as a current liability. The fair value of the contingent consideration is based on a probability-weighted income approach. We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets.

Amended and Restated Credit Agreement. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks to replace our prior credit agreement, which was previously amended on December 7, 2007. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. See additional information in the Liquidity and Capital Resources discussion below.

Closure of Branches. During 2011, we closed 24 of our branches in various states (which included four branches that were consolidated into nearby branches) and sold one branch. We recorded approximately $553,000 in pre-tax charges during the year ended December 31, 2011 associated with these closures. The charges included a $283,000 loss for the disposition of fixed assets, $252,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

During 2010, we closed 34 of our branches in various states and, as a result of the negative impact from changes in payday lending laws, we decided to close 21 branches in Arizona, Washington and South Carolina during first half 2011. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open. We recorded approximately $1.8 million in pre-tax charges during the year ended December 31, 2010 associated with these closings. The charges included $916,000 representing the loss on the disposition of fixed assets, $671,000 for lease terminations and other related occupancy costs, $155,000 in severance and benefit costs and $33,000 for other costs.

During 2009, we closed 32 of our branches in various states (which included 26 branches reported as discontinued operations and six branches that were consolidated into nearby branches). We recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings, the majority of which were included in discontinued operations. The charges included an $897,000 loss for the disposition of fixed assets, $739,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $14,000 for other costs.

Buy Here, Pay Here Operations. In January 2009, we purchased two buy here, pay here lots located in Missouri. We had a total of five buy here, pay here automobile locations as of December 31, 2011. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As an operator of buy here, pay here locations, we sell and finance used cars to individuals who may not have banking relationships, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs. We provide financing to substantially all of our customers who purchase a vehicle at one of our buy here, pay here locations. Our finance contract typically includes a down payment or a trade in allowance ranging from $200 to $2,000. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for automobile loans originated during 2011 was approximately $9,899 and the average term of the loan was 33 months. For the year ended December 31, 2011, revenues from our buy here, pay here locations totaled $23.6 million.

Introduction of Alternative Loan Products. In fourth quarter 2011, we began offering a longer-term installment loan product with a maximum advance amount of approximately $3,000 and a term of 12 months or 18 months to customers of certain branches in California and New Mexico. We expect to begin offering this type of higher-dollar, longer-term installment product in our branches in a number of states in 2012.

In fourth quarter 2011, we re-introduced the open-end credit product to our customers in a limited number of Virginia branches. The open-end credit product is similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. In addition, we are responsible for providing our customer with a monthly statement and we require the customer to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. As of December 31, 2010 and 2011, we determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

We maintain an allowance for installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2010 and 2011, we determined that no qualitative adjustment to the allowance for installment loan losses was necessary.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon our review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. Our level of allowance for automotive loans in prior years was higher than levels during 2010 and 2011 due to our relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2010 and December 31, 2011, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Balance, beginning of year	$6,648	$10,803	$7,150
Charge-offs	(83,577)	(77,102)	(69,786)
Recoveries	41,879	36,127	32,092
Provision for losses	45,853	37,322	38,652

Balance, end of year	$10,803	$7,150	$8,108

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO and excludes loss activity related to discontinued operations.

As noted above, to the extent that macroeconomic indicators continue to be inconsistent and vary during 2012 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

Our results from Financial Services and E-Lending operations are seasonal due to fluctuating demand for short-term loans during the year. Historically, we have experienced our highest demand for short-term loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for short-term loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in short-term loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

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

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2010 and 2011, we reported a net deferred tax asset in the consolidated balance sheet. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2010 and 2011, we have established valuation allowances of $428,000 and $532,000, respectively, for certain deferred tax assets.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by the Financial Accounting Standards Board (FASB). As of December 31, 2010 and December 31, 2011, the accrued liability for unrecognized tax benefits was approximately $253,000 and $193,000, respectively.

As of December 31, 2011, accumulated undistributed earnings of foreign affiliates were $133,000. As we intend to indefinitely reinvest these earnings in the business of our foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings.

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

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Employee stock-based compensation:
Stock options	$1,200	$456	$386
Restricted stock awards	1,349	1,489	1,609

	2,549	1,945	1,995
Non-employee director stock-based compensation:
Restricted stock awards	230	225	183

Total stock-based compensation	$2,779	$2,170	$2,178

As of December 31, 2011, there was $229,000 of total unrecognized compensation costs related to outstanding stock options that will be amortized over a weighted average period of eight months. In addition, there was $2.8 million of total unrecognized compensation costs related to restricted stock grants that will be amortized over a weighted average period of 2.4 years.

Accounting for Goodwill and Intangible Assets

As of December 31, 2011, our goodwill and intangible assets totaled $29.5 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

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

We review the recoverability of goodwill and other intangible assets having indefinite useful lives using a fair-value based approach on an annual basis, or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We evaluate the goodwill at the reporting unit level. We have determined that we have three reporting units, which are based on our core lending operations in the United States, our automotive operations and our E-Lending operations. For testing purposes, we have elected to aggregate all components of our core lending operations in the United States into a single reporting unit, as we believe all our core lending branches have similar economic characteristics and our components are similar with respect to the nature of the products and services, type of customer and the methods used to provide our services. We assess the fair value of our reporting units based on weighted average of valuations based on market multiples and discounted cash flows. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions.

Other factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. We tested our Financial Service and Automotive reporting units for impairment as of December 31, 2011 and the computed fair value of each reporting unit was in excess of its carrying amount. With respect to testing our E-Lending reporting unit, we analyzed the reporting unit under a qualitative approach (in accordance with recently issued accounting guidance) to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. Based on the testing results from each reporting unit, we determined that no impairment of goodwill or intangibles existed as of December 31, 2011.

Foreign Currency Translations

The functional currency for our subsidiaries that serve residents of Canada is the Canadian dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses will be translated at the monthly average exchange rates occurring during each period.

SUMMARY OF FINANCIAL INFORMATION

The following table sets forth our results of operations for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			Year Ended December 31,
	2009	2010	2011	2009	2010	2011
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$146,633	$128,289	$123,235	73.3%	69.8%	65.7%
Automotive sales, interest and fees	15,293	19,914	23,645	7.6%	10.8%	12.6%
Installment loan fees	16,602	17,324	20,428	8.3%	9.4%	10.9%
Other	21,510	18,358	20,235	10.8%	10.0%	10.8%

Total revenues	200,038	183,885	187,543	100.0%	100.0%	100.0%

Branch expenses
Salaries and benefits	40,583	39,105	38,883	20.3%	21.3%	20.7%
Provision for losses	42,767	37,003	40,860	21.4%	20.1%	21.8%
Occupancy	20,763	19,820	20,708	10.3%	10.8%	11.0%
Cost of sales—automotive	6,611	9,675	12,253	3.3%	5.3%	6.5%
Depreciation and amortization	3,676	3,156	2,667	1.8%	1.7%	1.4%
Other	11,923	12,178	12,068	6.0%	6.6%	6.5%

Total branch expenses	126,323	120,937	127,439	63.1%	65.8%	67.9%

Branch gross profit	73,715	62,948	60,104	36.9%	34.2%	32.1%

Regional expenses	13,584	13,921	13,413	6.8%	7.6%	7.1%
Corporate expenses	24,513	22,101	24,151	12.2%	12.0%	12.9%
Depreciation and amortization	2,968	2,653	2,193	1.5%	1.4%	1.2%
Interest expense	3,346	2,400	2,574	1.7%	1.3%	1.4%
Other expense, net	192	241	482	0.1%	0.1%	0.3%

Income from continuing operations before income taxes	29,112	21,632	17,291	14.6%	11.8%	9.2%
Provision for income taxes	11,313	7,879	6,489	5.7%	4.3%	3.5%

Income from continuing operations	17,799	13,753	10,802	8.9%	7.5%	5.7%
Gain (loss) from discontinued operations, net of income tax	2,030	(1,810)	(634)	1.0%	(1.0)%	(0.3)%

Net Income	$19,829	$11,943	$10,168	9.9%	6.5%	5.4%

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Financial Services Branch Information:
Number of branches, beginning of year	585	556	523
De novo opened	3	1	2
Closed	(32)	(34)	(43)

Number of branches, end of year	556	523	482

Average number of branches open during year	564	543	497

Average number of branches open during year (excluding branches reported as discontinued operations)	481	481	481

Average revenue per Financial Services branch (in thousands)	$384	$341	$337

	Year Ended December 31,
	2009	2010	2011
Other Information:
Payday loans
Loan volume (in thousands)	$1,025,198	$879,680	$843,888
Average loan (principal plus fee)	365.02	374.20	377.34
Average fees per loan	53.78	56.14	56.71

Installment loans:
Installment loan volume (in thousands)	$27,681	$29,327	$37,741
Average loan (principal plus fee)	495.06	489.56	539.39
Average term (months)	6	6	7

Automotive loans:
Automotive loan volume (in thousands)	$12,656	$15,835	$18,412
Average loan (principal)	8,753	9,375	9,899
Average term (months)	31	33	33
Locations, end of period	5	5	5
Vehicles sold	1,475	1,761	1,914

Results of Operations—2011 Compared to 2010

Income from Continuing Operations

For the year ended December 31, 2011, income from continuing operations was $10.8 million compared to $13.8 million in 2010. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $187.5 million in 2011 compared to $183.9 million in 2010, an increase of $3.6 million or 2.0%. The improvement is due to the inclusion of fees and interest of approximately $1.9 million from our Canadian online lending subsidiary (Direct Credit) which was acquired on September 30, 2011 and higher automotive, installment loan and title loan revenues. These increases were substantially offset by lower payday loan volume in our branch network.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.7% of total revenues for the year ended December 31, 2011. With respect to payday loan volume, we originated approximately $843.9 million in loans during 2011, which was a decline of 4.1% from the $879.7 million during 2010. The decline in payday loan volumes is largely due to the expiration of Arizona’s payday loan law on June 30, 2010. In Arizona, we are now offering a title loan product, but customer demand is significantly lower for this product than the payday loan alternative previously available. The average payday loan (including fee) totaled $377.34 in 2011 versus $374.20 during 2010. Average fees received from customers per loan increased from $56.14 in 2010 to $56.71 in 2011. The average fee rate per $100 for 2011 was $17.71 for our Financial Services branches compared to $17.65 in the prior year.

Revenues from our automotive business totaled $23.6 million for the year ended December 31, 2011, an increase of $3.7 million or 18.6% compared to the prior year. The increase reflects improved customer demand as we sold approximately 1,900 vehicles in 2011 compared to approximately 1,760 in 2010.

Revenues from installment loan fees totaled $20.4 million for the year ended December 31, 2011 compared to $17.3 million in the prior year, an increase of $3.1 million or 17.9%. The increase reflects an increase in installment loan volume as we began offering the installment product in additional states during 2010 and 2011.

Revenues from credit service fees, check cashing, title loans and other sources totaled $18.4 million and $20.2 million for the years ended December 31, 2010 and 2011, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)
Credit service fees	$7,322	$7,889	4.0%	4.2%
Check cashing fees	4,376	4,045	2.4%	2.2%
Title loan fees	4,135	5,741	2.2%	3.1%
Open-end credit fees	56	25	0.0%	0.0%
Other fees	2,469	2,535	1.4%	1.3%

Total	$18,358	$20,235	10.0%	10.8%

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per branch per month for the years ended December 31, 2010 and 2011 based on the year that a branch was opened or acquired.

Year Opened/Acquired	Number of Branches	Revenues			Average Revenue/Branch/Month
		2010	2011	% Change	2010	2011
		(in thousands)			(in thousands)
Financial Services:
Pre - 1999	32	$20,631	$19,309	(6.4)%	$54	$50
1999	36	16,529	16,438	(0.6)%	38	38
2000	45	18,843	17,482	(7.2)%	35	32
2001	28	10,448	9,659	(7.5)%	31	29
2002	44	15,415	14,279	(7.4)%	29	27
2003	37	10,947	10,912	(0.3)%	25	25
2004	55	15,852	15,822	(0.2)%	24	24
2005	118	34,377	35,493	3.2%	24	25
2006	63	13,214	14,861	12.5%	17	20
2007	12	3,963	4,320	9.0%	28	30
2008	8	1,728	1,841	6.5%	18	19
2009	1	182	240	32.2%	15	20
2010	1	149	240	61.2%	12	20
2011	2		500	(b)		21

Sub-total	482	162,278	161,396	(0.5)%	$28	$28

Consolidated branches(a)		1,568	466
Automotive	5	19,914	23,645	18.7%	$332	$394
E-Lending			1,903
Other		125	133

Total		$183,885	$187,543	2.0%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during 2012 due to high unemployment rates, low consumer spending and weak consumer confidence. In addition, a new payday law became effective in Illinois in March 2011 that imposes customer usage restrictions and will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above to reduce revenues by $2.0 million and reduce branch gross profit by $1.0 million during the year ending December 31, 2012 compared to 2011. The inclusion of Direct Credit for a full year, improvements in our Automotive division and continued diversification efforts within our Financial Services branches are expected to help offset the declines from the negative legislative changes.

Branch Expense

Total branch expenses were $127.4 million during 2011 compared to $120.9 million in 2010, an increase of $6.5 million, or 5.4%. Branch operating costs, exclusive of loan losses, increased to $86.6 million during 2011 compared to $83.9 million during 2010. The increase was primarily due to higher cost of sales for automobile purchases, which resulted from a reduced supply of used vehicles nationwide. Branch-level salaries and benefits decreased by $222,000, due to a decline in field personnel and reduced overtime. The total number of field personnel averaged 1,507 during 2011 compared to 1,650 in the prior year.

Our provision for losses increased from $37.0 million during 2010 to $40.9 million during 2011. Our loss ratio was 20.1% during 2010 versus 21.8% during 2011. The increase in the loss ratio from 2010 to 2011 was largely due to loss experience in South Carolina, Illinois and Wisconsin where customers are adjusting to new product offerings as a result of recent changes to lending laws. Our charge-offs as a percentage of revenue were 38.6% during 2011 compared to 38.9% during 2010. Our collection rate was 44.9% in 2011 versus 47.6% in 2010. We received cash of approximately $472,000 from selling older debt during 2011 compared to $494,000 during 2010.

With respect to 2012, we believe that our collections experience will be consistent with historical levels, as customers adapt to fluctuations in the broader economy.

Occupancy costs were $20.7 million during 2011, compared to $19.8 million in 2010, an increase of $0.9 million. Occupancy costs as a percentage of revenues increased from 10.8% in 2010 to 11.0% in 2011.

Branch Gross Profit

Branch gross profit declined by $2.8 million, or 4.5%, from $62.9 million in 2010 to $60.1 million in 2011. Branch gross margin, which is branch gross profit as a percentage of revenues, decreased from 34.2% in 2010 to 32.1% in 2011. The decrease year-to-year was attributable to the changes in the Arizona law and higher cost of sales on vehicles as noted above, partially offset by improvements in the majority of the other states in which we operate. The gross margin for Financial Services comparable branches in 2011 was 34.0% compared to 34.9% in 2010.

The following table summarizes our branch gross profit, gross margin percentage and loss ratio percentage based on the year that a branch was opened or acquired.

Year Opened/Acquired		Gross Profit (Loss)		Gross Margin %		Loss Ratio
	Branches	2010	2011	2010	2011	2010	2011
		(in thousands)
Financial Services:
Pre - 1999	32	$10,003	$10,010	48.5%	51.8%	18.6%	15.3%
1999	36	6,506	6,586	39.4%	40.1%	17.7%	17.4%
2000	45	7,885	6,741	41.8%	38.6%	21.8%	22.4%
2001	28	3,802	3,555	36.4%	36.8%	23.4%	20.3%
2002	44	5,568	4,086	36.1%	28.6%	22.4%	27.2%
2003	37	3,492	3,334	31.9%	30.6%	20.6%	22.5%
2004	55	5,491	5,538	34.6%	35.0%	16.9%	17.8%
2005	118	10,260	10,546	29.8%	29.7%	21.2%	23.9%
2006	63	1,836	2,359	13.9%	15.9%	24.5%	29.6%
2007	12	1,222	1,249	30.8%	28.9%	23.4%	27.3%
2008	8	438	563	25.4%	30.6%	16.3%	13.7%
2009	1	11	81	6.0%	33.7%	34.3%	16.8%
2010	1	(34)	68	(22.7)%	28.3%	27.4%	13.1%
2011	2	(5)	105	(c)	21.1%		20.8%

Sub-total	482	56,475	54,821	34.8%	34.0%	20.7%	21.9%

Consolidated branches(a)		545	126
Automotive	5	2,891	2,154	14.5%	9.1%	21.8%	25.2%
E-Lending			694		36.5%		29.7%
Other, net(b)		3,037	2,309

Total		$62,948	$60,104	34.2%	32.1%	20.1%	21.8%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.

(b)	Reflects central collections, sale of older debt and various other items.

(c)	Not meaningful.

Regional and Corporate Expenses

Regional and corporate expenses increased by $1.6 million, from $36.0 million during 2010 to $37.6 million during 2011. The increase is primarily attributable to the $2.0 million legal accrual associated with the tentative settlement of an outstanding legal matter, partially offset by reduced compensation. Together, regional and corporate expenses were approximately 19.6% of revenues in 2010 compared to 20.0% of revenues in 2011.

Interest and Other Expenses

Interest expense totaled $2.6 million for the year ended December 31, 2011 compared to interest expense of $2.4 million in 2010. The increase was a result of higher average debt balances and a higher interest rate associated with the subordinated debt which was entered into on September 30, 2011. Other expenses increased by $241,000 in 2011 compared to 2010 primarily due to a loss on debt extinguishment associated with the completion of an amended and restated credit agreement in third quarter 2011.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2011 was 37.5% compared to 36.4% in the prior year. The lower-than-normal effective rate in each period reflects state and employment tax credits. We expect our effective tax rate for 2012 to be in the range of 38.0% to 40.0%.

Results of Operations—2010 Compared to 2009

Income from Continuing Operations

For the year ended December 31, 2010, income from continuing operations was $13.8 million compared to $17.8 million in 2009. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $183.9 million in 2010 compared to $200.0 million in 2009, a decrease of $16.1 million or 8.1%. The decrease in revenues was primarily due to reduced payday and installment loan volumes, partially offset by higher automotive revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 69.8% of total revenues for the year ended December 31, 2010. With respect to payday loan volume, we originated approximately $879.7 million in loans during 2010, which was a decline of 14.2% from the $1.0 billion during 2009. This decline is primarily attributable to unfavorable law changes in Washington and South Carolina that restricted customer access to payday loans and the termination of the payday loan law in Arizona on June 30, 2010. The average payday loan (including fee) totaled $374.20 in 2010 versus $365.02 during 2009. Average fees received from customers per loan increased from $53.78 in 2009 to $56.14 in 2010. Our average fee rate per $100 for 2010 was $17.65 compared to $17.28 in 2009.

Revenues from our installment loan fees totaled $19.9 million for the year ended December 31, 2010 compared to $15.3 million in the prior year. The increase reflects an increase in installment loan volume as we began offering the installment product in additional states during 2010.

Revenues from credit service fees, check cashing, title loans and other sources totaled $21.5 million and $18.4 million for the years ended December 31, 2009 and 2010, respectively. The decrease was primarily due to the discontinuance of the open-end credit product in Virginia in second quarter 2009 and a decline in check cashing fees, which reflects a decrease in customer demand for this product. These declines were partially offset by an increase in CSO fees due to customer demand and title loan fees as a result of Arizona customers transitioning to the title product from the payday product beginning in July 2010. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2009	2010	2009	2010
	(in thousands)		(percentage of revenues)
Credit service fees	$6,778	$7,322	3.4%	4.0%
Check cashing fees	4,989	4,376	2.5%	2.4%
Title loan fees	3,098	4,135	1.5%	2.2%
Open-end credit fees	3,694	56	1.8%	0.0%
Other fees	2,951	2,469	1.6%	1.4%

Total	$21,510	$18,358	10.8%	10.0%

A $4.6 million improvement in automotive sales and interest revenues partially offset the short-term lending revenue declines. We believe this increase is attributable to improved customer demand and an additional year of operating in the same locations.

Branch Expense

Total branch expenses were $120.9 million during 2010 compared to $126.3 million in 2009, a decrease of $5.4 million, or 4.3%. In states where we have experienced negative legislative and regulatory changes, we reduced expenses during 2010 to core levels to compensate for the significant declines in revenue. For these locations, to reduce expenses any further would require the closure of the branch. Branch operating costs, exclusive of loan losses, increased to $83.9 million during 2010 compared to $83.6 million during 2009. The slight increase was primarily due to higher cost of sales and increased marketing costs in our Automotive segment, substantially offset by reduced compensation and occupancy costs in our Financial Services segment. The decline in compensation and occupancy expenses was a result of efforts to minimize costs at branches in states where legislative changes occurred during 2010. Branch-level salaries and benefits decreased by $1.5 million, due to a decline in field personnel and reduced overtime. The total number of field personnel averaged 1,650 during 2010 compared to 1,794 in the prior year.

Our provision for losses decreased from $42.8 million during 2009 to $37.0 million during 2010. Our loss ratio was 20.1% during 2010 versus 21.4% during 2009. The improvement in the loss ratio from 2009 to 2010 was largely due to improvements in the Automotive segment and the poor 2009 loss experience associated with our Virginia open-end credit product. Our charge-offs as a percentage of revenue were 38.9% during 2010 compared to 38.6% during 2009. Our collection rate was 47.6% in 2010 versus 49.4% in 2009. We received cash of approximately $494,000 from selling older debt during 2010 compared to $972,000 during 2009.

Occupancy costs were $19.8 million during 2010, compared to $20.8 million in 2009, a decrease of $1.0 million. Occupancy costs as a percentage of revenues increased from 10.3% in 2009 to 10.8% in 2010.

Branch Gross Profit

Branch gross profit declined by $10.8 million, or 14.7%, from $73.7 million in 2009 to $62.9 million in 2010. Branch gross margin, which is branch gross profit as a percentage of revenues, decreased from 36.9% in 2009 to 34.2% in 2010. The majority of the decrease year-to-year was attributable to results from regulatory-affected states (Washington, South Carolina, Kentucky, Virginia and Arizona), partially offset by improvements in the Automotive segment.

Regional and Corporate Expenses

Regional and corporate expenses declined by $2.1 million, from $38.1 million during 2009 to $36.0 million during 2010. This decrease is primarily attributable to reduced performance-based incentive and equity compensation. Together, regional and corporate expenses were approximately 19.0% of revenues in 2009 compared to 19.6% of revenues in 2010.

Interest and Other Expenses

Interest expense declined by $900,000, from $3.3 million in 2009 to $2.4 million in 2010. The decline was due to lower average debt balances.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2010 was 36.4% compared to 38.9% in the prior year. The decline was attributable to provision-to-return adjustments in 2010, largely related to state and employment tax credits.

Discontinued Operations

During the year ended December 31, 2011, we closed 20 branches that were not consolidated into nearby branches and sold one branch. In addition, we announced in December 2010 that we would close 21 branches in Arizona, Washington and South Caroling during the first half of 2011 due to the negative impact from changes in those state’s payday lending laws. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open and the results of these three branches have been reclassified into continuing operations.

During the year ended December 31, 2010, we closed 34 of our branches in various states. With respect to these closings and the announcement in December to close branches in Arizona, Washington and South Carolina, we recorded approximately $1.8 million in pre-tax charges during 2010. The charges included a $916,000 loss for the disposition of fixed assets, $671,000 for lease terminations and other related occupancy costs, $155,000 in severance and benefit costs and $33,000 for other costs.

During the year ended December 31, 2009, we closed 32 of our branches in various states (which included 26 branches reported as discontinued operations and six branches that were consolidated into nearby branches). We recorded approximately $1.5 million in pre-tax charges during the year ended December 31, 2009 associated with the closings reported as discontinued operations. The charges included a $772,000 loss for the disposition of fixed assets, $681,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $10,000 for other costs.

The operations from the branches we closed during 2009, 2010 and 2011 that were not consolidated into nearby branches are reported as discontinued operations. The Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Total revenues	$21,711	$9,368	$1,907
Provision for losses	5,441	2,326	413
Other branch expenses	12,118	9,208	2,645

Branch gross profit (loss)	4,152	(2,166)	(1,151)
Other, net	(796)	(825)	121

Gain (loss) before income taxes	3,356	(2,991)	(1,030)
Income tax expense (benefit)	1,326	(1,181)	(396)

Gain (loss) from discontinued operations	$2,030	$(1,810)	$(634)

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2009	2010	2011
		(in thousands)
Cash flows provided by (used for):
Operating activities	$28,692	$19,933	$18,097
Investing activities	(5,675)	(3,274)	(14,908)
Financing activities	(19,180)	(21,522)	(1,751)
Effect of exchange rate changes on cash and cash equivalents			12

Net increase (decrease) in cash and cash equivalents	3,837	(4,863)	1,450

Cash and cash equivalents, beginning of year	17,314	21,151	16,288

Cash and cash equivalents, end of year	$21,151	$16,288	$17,738

Cash Flow Discussion

Our primary source of liquidity is cash provided by operations. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks that provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. The credit facility matures on September 30, 2014. In connection with this refinancing transaction, we issued a total of $3 million in subordinated notes to our two largest shareholders.

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

Net cash provided by operating activities was $28.7 million in 2009, $19.9 million in 2010 and $18.1 million in 2011. The decline in operating cash flows from 2009 to 2010 is primarily attributable to a decline in net income partially offset by changes in working capital items, which can vary from period to period based on the timing of cash receipts and cash payments. The decline in operating cash flows from 2010 to 2011 is due to a reduction of net income and changes in working capital items, primarily attributable to growth in loans receivable in 2011 compared to 2010.

Investing activities for each year were as follows:

•

Net cash used by investing activities for the year ended December 31, 2011 was $14.9 million, which included $11.6 million for the acquisition of Direct Credit, $1.6 million for capital expenditures and $292,000 in payments of premiums on life insurance. The capital expenditures primarily included $956,000 for technology and furnishings at the corporate office. The $2.2 million change in restricted cash primarily relates to establishing a separate bank account to hold approximately $1.9 million in cash for the tentative settlement of a legal matter in Missouri.

•

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

•

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

Net cash used by financing activities was $19.2 million in 2009, $21.5 million in 2010 and $1.8 million in 2011. Financing activities for each year were as follow:

•

During 2011, we received $32.0 million in proceeds from the new term loan in connection with the amended and restated credit agreement, $3.0 million in proceeds from subordinated debt and $29.9 million in proceeds from borrowings under the revolving credit facility. These items were offset by $32.6 million in repayments of indebtedness under the revolving credit facility, $27.7 million in repayments on the previous term loan, $3.6 million in dividend payments to stockholders, $1.4 million for the repurchase of 346,000 shares of common stock and $1.5 million in debt issue costs associated with the amended and restated credit agreement and the subordinated debt.

•

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

•

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

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2009, 2010 and 2011, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks to replace our prior credit agreement, which was previously amended on December 7, 2007. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, we capitalized approximately $1.0 million in debt issue costs, which will be amortized over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in our Consolidated Statements of Income as part of other expense, net.

The current credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charges, leverage, total indebtedness, liquidity and maximum loss ratio. As of December 31, 2011, we were in compliance with all of our debt covenants. Our obligations under the current credit agreement are guaranteed by all of our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of our personal property (including our operating subsidiaries). We pledged 65% of the stock of a recently formed Canadian subsidiary to secure our obligations under the current credit agreement. The lenders may accelerate our obligations under the current credit agreement if we have a change of control, including an acquisition of 25% or more of our equity securities by any person or group. The current credit agreement matures on September 30, 2014.

Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate term loans bear interest at a rate of 2.25% plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. Base Rate revolving loans bear interest at a rate ranging from 1.25% to 2.25% depending on our leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate term loans bear interest at rates based on the LIBOR rate for the applicable loan period (unless the rate is less than 1.5%, in which case the agreement established a LIBOR rate floor of 1.50%) with a maximum margin over LIBOR of 4.25%. LIBOR Rate revolving loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.25% to 4.25% depending on our leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. As a result, the revolving credit facility is classified as debt due within one year, although the revolving credit facility, by its terms, does not mature until September 30, 2014. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon our leverage ratio.

In addition to scheduled repayments, the term loan contains mandatory principal prepayment provisions whereby we are required to reduce the outstanding principal amount of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. To the extent that our leverage ratio is greater than one, we are required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. Under the previous credit agreement, we made a $5.4 million principal payment on the term loan in March 2010, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment. In March 2011, we made a $7.1 million principal payment on the previous term loan, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. As of December 31, 2011, we completed the mandatory prepayment calculation for the current term loan based on results for the year ended December 30, 2011 and determined that a prepayment of approximately $10.7 million will be due on the term note by April 30, 2012.

Subordinated Notes. As a condition to entering into the current credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board and Chief Executive Officer. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of December 31, 2011, the balance of the subordinated notes was approximately $3.0 million.

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2012. Expected short-term uses of cash include funding of any increases in short-term and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and small acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility or an additional term loan under an amended credit facility. As noted above, under our current credit agreement, we are required to make mandatory repayments on the term loan. We expect the amounts of mandatory repayments will be at higher levels than under the prior credit agreement. In addition, the revolving portion of the credit agreement was reduced from $45 million to $27 million. As a result, our ability to pursue business opportunities may be more constrained than in previous years.

In connection with our acquisition of Direct Credit, we agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of December 31, 2011, we estimated the fair value of the supplemental earn-out payment to be approximately $1.1 million, which is recorded as a current liability.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On February 7, 2012, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend was paid March 6, 2012, to stockholders of record as of February 21, 2012, and the total amount paid was approximately $900,000.

Our current credit agreement requires us to maintain a fixed charge coverage ratio (computed in accordance with the credit agreement) of not less than 1.25 to 1. Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow (as defined in the agreement) used in computing our fixed charge coverage ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of December 31, 2011, we have repurchased a total of 5.6 million shares at a total cost of approximately $55.6 million, which leaves approximately $4.4 million that may yet be purchased under the current program.

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2011.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$27,461	$11,055	$12,229	$3,473	$704
Reasonably assured renewals of operating leases	44,048	1,552	9,938	12,730	19,828
Direct Credit supplemental earn-out	1,106	1,106
Uncertain tax positions	193		193
Revolving credit facility	14,500	14,500
Interest on long-term debt(a)	3,219	1,488	1,319	412
Long-term debt(b)	35,518	20,490	11,510	3,518

Total	$126,045	$50,191	$35,189	$20,133	$20,532

(a)	Represents estimated interest payments to be made on our long-term debt (including subordinated debt). All interest payments assume that principal payments are made as originally scheduled and the interest payments are estimated based on the current interest rates.

(b)	With respect to the amount due in 2012 for the long-term debt, the $20.5 million includes a mandatory principal prepayment of $10.7 million.

While the borrowings on our revolving credit facility are classified as short-term obligations on our consolidated balance sheet, the credit facility, by its terms, does not mature until September 30, 2014.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2012.

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

As of December 31, 2011, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

On September 30, 2011, we acquired Direct Credit. Historically, the operations of Direct Credit have generated sufficient cash flows to fund its growth. In connection with growth plans as a result of the acquisition, it is anticipated that Direct Credit may require capital to maximize market opportunities. Pursuant to the current credit agreement, we may provide up to $3.0 million in working capital financing to support this growth. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

Beginning in late 2011, we began offering longer-term, higher-dollar installment loans in certain branches in New Mexico and California. The new installment loan product carries a maximum advance amount of approximately $3,000 and a term of 12 months or 18 months. We expect to introduce similar installment products to branches in other states throughout our network, including, among others, Missouri, Utah and Idaho. To the extent that our customers embrace these products, we will be learning the risks and challenges associated with lending larger amounts over a longer period, which is different than the products we have provided historically.

Concentration of Risk

Our Financial Services branches located in the states of Missouri, California, Illinois and Kansas represented approximately 23%, 15%, 5%, and 5%, respectively, of total revenues for the year ended December 31, 2011. Our Financial Services branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 35%, 16%, 7%, 5% and 5%, respectively, of total branch gross profit for the year ended December 31, 2011. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

•

The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of our Arizona branches. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of our revenues and gross profits.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We anticipate that our revenues and gross profit from Illinois in 2012 will decline by approximately $2.0 million and $1.0 million, respectively, compared to 2011 as a result of this law change.

•

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. If this initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and be forced to close those locations in the state.

Impact of Inflation

We do not believe that inflation has a material impact on our income or operations.

Seasonality

Our Financial Services and E-Lending businesses are seasonal due to fluctuating demand for short-term loans during the year. Historically, we have experienced our highest demand for short-term loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for short-term loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in short-term loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

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

Impact of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued amendments to the goodwill impairment guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). We adopted this guidance with respect to our goodwill impairment testing at December 31, 2011 and used the qualitative approach to test our E-Lending reporting unit (Direct Credit). The implementation of this amended accounting guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is currently how we present comprehensive income, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on our consolidated financial statements, though it will change our financial statement presentation of comprehensive income.

In May 2011, the FASB issued an update to the authoritative guidance, which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This guidance will be effective for fiscal years and interim periods beginning after December 15, 2011. We expect that the adoption of this guidance will not have a material effect on our consolidated financial statements.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment of goodwill may exist. We adopted this guidance on January 1, 2011. The adoption did not have a material effect on our consolidated financial statements.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. We adopted this guidance on January 1, 2011. The adoption did not have a material effect on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2010 and December 31, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $3.1 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2010 and $90,000 as of December 31, 2011.

	Year Ended December 31,
	2010	2011
	(in thousands)
Beginning balance	$100	$100
Charge-offs	(2,798)	(3,462)
Recoveries	790	830
Provision for losses	2,008	2,622

Ending Balance	$100	$90

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

As of December 31, 2011, we had $49.2 million of indebtedness, of which $46.2 million is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). If prevailing interest rates were to increase 1% (or 100 basis points) over the rates as of December 31, 2011, and the borrowings remained constant, our interest expense would have increased by $462,000 on an annualized basis.

Foreign currency exchange risk

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We acknowledge that we are responsible for establishing and maintaining a system of internal controls over financial reporting for Direct Credit. We are in the process of integrating Direct Credit, and we therefore excluded Direct Credit from our December 31, 2011 assessment of the effectiveness of internal control over financial reporting. Direct Credit had total assets of $14.6 million at December 31, 2011 and revenues of $1.9 million for the three months ended December 31, 2011 that are included in our accompanying consolidated financial statements as of and for the year ended December 31, 2011. The impact of the acquisition of Direct Credit has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report on page 70 of this report.

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

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 68 to 110 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DON EARLY
Don Early Chairman of the Board and Chief Executive Officer

Dated: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2012.

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

/s/ JACK L. SUTHERLAND Jack L. Sutherland Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QC Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012, expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

Kansas City, Missouri

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of QC Holdings, Inc.:

We have audited QC Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QC Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on QC Holdings, Inc.’s internal control over financial reporting based on our audit. Our audit of, and opinion on, QC Holdings, Inc.’s internal control over financial reporting does not include internal control over financial reporting of Direct Credit Holdings Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 10 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, Direct Credit Holdings Inc. was acquired on September 30, 2011, and therefore, management’s assertion on the effectiveness of QC Holdings, Inc.’s internal control over financial reporting excluded internal control over financial reporting of Direct Credit Holdings Inc.

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

In our opinion, QC Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QC Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/    GRANT THORNTON LLP

Kansas City, Missouri

March 14, 2012

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,288	$17,738
Restricted cash		2,175
Loans receivable, less allowance for losses of $5,300 at December 31, 2010 and $6,008 at December 31, 2011	64,319	67,357
Deferred income taxes	3,706	5,113
Prepaid expenses and other current assets	9,713	7,741

Total current assets	94,026	100,124
Non-current automotive loans receivable, less allowance for losses of $1,850 at December 31, 2010 and $2,100 at December 31, 2011	5,740	6,939
Property and equipment, net	14,110	11,761
Goodwill	16,491	23,958
Intangible assets, net	1,941	5,535
Deferred income taxes	1,400	485
Other assets, net	4,334	4,427

Total assets	$138,042	$153,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$224
Accrued expenses and other current liabilities	4,200	5,399
Accrued compensation and benefits	7,606	8,051
Deferred revenue	4,356	4,953
Income taxes payable		637
Revolving credit facility	17,250	14,500
Debt due within one year	10,863	20,490

Total current liabilities	44,742	54,254
Long-term debt	16,881	11,194
Subordinated debt		3,030
Other non-current liabilities	4,872	5,519

Total liabilities	66,495	73,997

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,972,194 outstanding at December 31, 2010 20,700,250 shares issued and 16,998,986 outstanding at December 31, 2011	207	207
Additional paid-in capital	67,712	66,623
Retained earnings	38,710	45,282
Treasury stock, at cost	(34,590)	(32,623)
Accumulated other comprehensive loss	(492)	(257)

Total stockholders’ equity	71,547	79,232

Total liabilities and stockholders’ equity	$138,042	$153,229

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011
Revenues
Payday loan fees	$146,633	$128,289	$123,235
Automotive sales, interest and fees	15,293	19,914	23,645
Installment loan fees	16,602	17,324	20,428
Other	21,510	18,358	20,235

Total revenues	200,038	183,885	187,543

Branch expenses
Salaries and benefits	40,583	39,105	38,883
Provision for losses	42,767	37,003	40,860
Occupancy	20,763	19,820	20,708
Cost of sales—automotive	6,611	9,675	12,253
Depreciation and amortization	3,676	3,156	2,667
Other	11,923	12,178	12,068

Total branch expenses	126,323	120,937	127,439

Branch gross profit	73,715	62,948	60,104
Regional expenses	13,584	13,921	13,413
Corporate expenses	24,513	22,101	24,151
Depreciation and amortization	2,968	2,653	2,193
Interest expense	3,346	2,400	2,574
Other expense, net	192	241	482

Income from continuing operations before income taxes	29,112	21,632	17,291
Provision for income taxes	11,313	7,879	6,489

Income from continuing operations	17,799	13,753	10,802
Gain (loss) from discontinued operations, net of income tax	2,030	(1,810)	(634)

Net income	$19,829	$11,943	$10,168

Weighted average number of common shares outstanding:
Basic	17,437	17,259	17,027
Diluted	17,580	17,341	17,110
Earnings (loss) per share:
Basic
Continuing operations	$1.00	$0.77	$0.60
Discontinued operations	0.11	(0.11)	(0.03)

Net Income	$1.11	$0.66	$0.57

Diluted
Continuing operations	$0.99	$0.77	$0.60
Discontinued operations	0.11	(0.11)	(0.03)

Net Income	$1.10	$0.66	$0.57

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance, December 31, 2008	17,452	$207	$67,347	$17,737	$(34,782)	$(1,090)	$49,419
Comprehensive income:
Net income				19,829
Unrealized gain on derivative instrument, net of deferred taxes of $216						353
Total comprehensive income							20,182
Common stock repurchases	(237)				(1,299)		(1,299)
Dividends to stockholders				(5,384)			(5,384)
Issuance of restricted stock awards	124		(1,313)		1,313		—
Stock-based compensation expense			2,595				2,595
Stock option exercises	75		(641)		787		146
Tax impact of stock-based compensation			(109)				(109)

Balance, December 31, 2009	17,414	207	67,879	32,182	(33,981)	(737)	65,550
Comprehensive income:
Net income				11,943
Unrealized gain on derivative instrument, net of deferred taxes of $150						245
Total comprehensive income							12,188
Common stock repurchases	(674)				(2,993)		(2,993)
Dividends to stockholders				(5,415)			(5,415)
Issuance of restricted stock awards	232		(2,384)		2,384		—
Stock-based compensation expense			2,355				2,355
Tax impact of stock-based compensation			(138)				(138)

Balance, December 31, 2010	16,972	207	67,712	38,710	(34,590)	(492)	71,547
Comprehensive income:
Net income				10,168
Foreign currency translation						18
Unrealized gain on derivative instrument, net of deferred taxes of $302						217
Total comprehensive income							10,403
Common stock repurchases	(346)				(1,435)		(1,435)
Dividends to stockholders				(3,596)			(3,596)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			2,178				2,178
Stock option exercises	117		(829)		1,057		228
Tax impact of stock-based compensation			(93)				(93)

Balance, December 31, 2011	16,999	$207	$66,623	$45,282	$(32,623)	$(257)	$79,232

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$19,829	$11,943	$10,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,170	6,177	4,936
Provision for losses	48,209	39,329	41,274
Non-cash interest expense			313
Deferred income taxes	(3,666)	471	(1,934)
Loss on debt extinguishment			462
Loss on cash surrender value of life insurance			161
Loss on disposal of property and equipment	965	1,064	288
Gain on sale of branch			(377)
Stock-based compensation	2,595	2,170	2,178
Changes in operating assets and liabilities, net of effects of acquisitions:
Loans, interest and fees receivable, net	(46,729)	(33,918)	(43,735)
Prepaid expenses and other current assets	(347)	(2,344)	31
Other assets	(1,121)	(618)	36
Accounts payable	(136)	306	(359)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	2,854	(2,620)	1,227
Income taxes	(1,453)	(1,791)	2,721
Other non-current liabilities	522	(236)	707

Net operating	28,692	19,933	18,097

Cash flows from investing activities:
Purchase of property and equipment	(1,562)	(2,133)	(1,578)
Proceeds from sale of branch			666
Changes in restricted cash			(2,175)
Acquisition costs, net of cash acquired	(4,162)	(529)	(11,535)
Payments for premiums on life insurance			(292)
Other	49	(612)	6

Net investing	(5,675)	(3,274)	(14,908)

Cash flows from financing activities:
Borrowings under credit facility	27,750	23,250	29,850
Payments on credit facility	(32,000)	(26,500)	(32,600)
Borrowings on long-term debt			32,000
Repayments of long-term debt	(8,393)	(9,864)	(27,743)
Proceeds from subordinated debt			3,000
Payments for debt issuance costs			(1,455)
Dividends to stockholders	(5,384)	(5,415)	(3,596)
Repurchase of common stock	(1,299)	(2,993)	(1,435)
Exercise of stock options	146		228

Net financing	(19,180)	(21,522)	(1,751)

Effect of exchange rate changes on cash and cash equivalents			12

Cash and cash eqivalents
Net increase (decrease)	3,837	(4,863)	1,450
At beginning of year	17,314	21,151	16,288

At end of year	$21,151	$16,288	$17,738

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2011, the Company operated 482 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin.

As of December 31, 2011, the Company offers the installment loan product to its customers in California, Colorado, Idaho, Illinois, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to one year, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the maximum amount that the Company advances under an installment loan is $1,000. In fourth quarter 2011, the Company began offering a longer-term installment loan product to customers of certain branches in California and New Mexico. The maximum amount advanced under this product is $3,000 and the term of the loan is either 12 or 18 months. The average principal amount for installment loans originated during 2009, 2010 and 2011 was approximately $495, $490 and $539, respectively.

On September 30, 2011, through a wholly-owned subsidiary, QC Canada Holdings Inc., the Company acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based model into a leading platform in Canada. The acquisition of Direct Credit is part of the implementation of the Company’s strategy to diversify by increasing its product offerings and distribution, as well as by expanding its presence into international markets. See additional information in Note 4.

During 2011, the Company closed 24 of its branches in various states (which included four branches that were consolidated into a nearby branch). The Company recorded approximately $553,000 in pre-tax charges during the year ended December 31, 2011 associated with these closures. See additional information in Notes 4 and 6.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, the Company closed 34 of its branches in various states and, as a result of the negative impact from changes in payday lending laws, decided it would close an additional 21 branches (primarily located in Arizona, South Carolina and Washington) during first half of 2011. The Company recorded approximately $1.8 million in pre-tax charges during the year ended December 31, 2010 associated with these closings. See additional information in Notes 4 and 6.

During 2009, the Company closed 32 of its branches in various states (which included six branches that were consolidated into nearby branches). The Company recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings. See additional information in Notes 4 and 6.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of December 31, 2011, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the year ended December 31, 2011 was approximately $9,899 and the average term of the loan was 33 months.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Balance Sheets, amounts associated with intangible assets and the non-current portion of automotive loans receivable have been reclassified from other assets, net. On the Consolidated Income Statements, amounts associated with installment loan fees have been reclassified from other revenues to be separately presented.

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for losses on loans, fair value measurements used in goodwill impairment tests, long-lived assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition. The Company records revenue from short-term loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue that results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

The Company records revenues from installment loans using the simple interest method. With respect to the Company’s credit service organization (CSO) in Texas, the Company earns a CSO fee for arranging for an

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Credit service fees	$6,778	$7,322	$7,889
Check cashing fees	4,989	4,376	4,045
Title loan fees	3,098	4,135	5,741
Open-end credit fees (a)	3,694	56	25
Other fees	2,951	2,469	2,535

Total	$21,510	$18,358	$20,235

a)	The Company offered an open-end credit product in its Virginia locations from late 2008 to mid-2009, at which point the Company ceased offering the open-end credit product and returned to offering only the payday loan product in Virginia. During fourth quarter 2011, the Company re-introduced the open-end credit product to certain customers in Virginia.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates the estimated fair value at December 31, 2010 and 2011. Substantially all cash balances are in excess of federal deposit insurance limits.

Restricted Cash. Restricted cash primarily includes funds of approximately $1.9 million set aside in a separate cash account for the tentative settlement of a legal matter in Missouri (see additional information in Note 18).

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2010 and 2011, the Company had inventory of used vehicles totaling $3.3 million and $3.0 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2010 and 2011.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2009	2010	2011
Average amount of cash provided to customer	$311.24	$318.06	$320.63
Average fee received by the Company	$53.78	$56.14	$56.71
Average term of loan (days)	16	17	17

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2010 and 2011, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2010 and 2011, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The Company records an allowance for open-end credit receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions. The Company

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued offering the open-end credit product to its Virginia customers in the second quarter of 2009. With the discontinuance of the product and the difficulty in collecting on receivable balances, the Company recorded an allowance equal to the balance of open-end credit receivables as of December 31, 2009. During 2010, the Company removed all outstanding open-end credit receivables from its balance sheet and reduced the allowance for open-end credit receivables by a corresponding amount. In fourth quarter 2011, the Company re-introduced the open-end credit product in a limited number of Virginia branches.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. The Company’s level of allowance with respect to automotive loans in prior years was higher than levels during 2010 and 2011 due to the Company’s relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010 and 2011, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2010 and December 31, 2011, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

During the years ended December 31, 2009, 2010 and 2011, the Company received cash of approximately $972,000, $494,000 and $472,000, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

Branch Expenses. The direct costs incurred in operating the Company’s branches have been classified as branch expenses. Branch operating expenses include salaries and benefits of branch employees, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored car and security costs, automobile costs and other costs incurred by the branches. The provision for losses is also a component of branch expenses. See Note 8 for additional information.

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

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software configuration costs and costs of upgrades and enhancements. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Internal costs capitalized were immaterial for the years ended December 31, 2009, 2010 and 2011.

Advertising Costs. Advertising costs, including related printing and postage, are charged to operations when incurred. Advertising expense was $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of consideration over the fair value of net tangible and identified intangible assets and liabilities assumed of acquired businesses using the acquisition method of accounting. Intangible assets, which are included in other assets, consist of customer relationships, non-compete agreements, trade names, debt issuance costs, and other intangible assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment using a fair-value based approach on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company evaluates the goodwill at the reporting unit level and performs its annual goodwill and indefinite life impairment test as of December 31 for all reporting units. The Company has determined that it has three reporting units, which are based on its core lending operations, automotive operations and Internet lending operations. For testing purposes, the Company has elected to aggregate all components of its core lending operations in the United States into a single reporting unit, as the Company believes all of its core lending branches have similar economic characteristics and are similar with respect to the nature of the products and services, type of customer and the methods used to provide its services. The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples and discounted cash flows. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions.

Other factors that are considered important in determining whether an impairment of goodwill or indefinite lived intangible assets might exist include significant continued underperformance compared to peers, significant changes in the Company’s business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated. Any changes in key assumptions about the Company’s business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations. No impairment of goodwill or indefinite lived intangible assets was recognized during 2009, 2010 and 2011 as the computed fair value amounts of the core lending and automotive reporting units were each in excess of their carrying amount. With respect to testing the Internet lending reporting unit as of December 31, 2011, the Company analyzed the reporting unit under a qualitative approach (in accordance with recently issued accounting guidance as discussed in Note 3).

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income. The Company’s comprehensive income is presented in the Consolidated Statement of Changes in Stockholders’ Equity and consists of net income, foreign currency translations and unrealized gains (losses) on an interest rate swap agreement, net of deferred income taxes.

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. As of December 31, 2010 and December 31, 2011, the Company had 3.7 million shares of common stock held in treasury at the end of each year.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, restricted cash, short-term payday, title and installment loans receivable, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2011 will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2010 and 2011, the fair value of the automotive loan receivables was $10.0 million and $11.7 million, respectively.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. During December 2007, the Company entered into a $50 million, five-year term loan (as discussed in Note 11). The balance on the five-year term loan was $27.7 million as of December 31, 2010. On September 30, 2011, the Company entered into an amendment of its credit facility whereby the $50 million term loan maturing December 2012 was replaced with a $32 million term loan that matures on September 30, 2014. The balance of the three-year term loan was $31.7 million as of December 31, 2011. As of December 31, 2010, the fair value of the $50 million five-year term loan was approximately $28.5 million. As of December 31, 2011 the fair value of the $32 million three-year term loan was approximately $30.3 million. In connection with entering into a new credit agreement in September 2011, the Company was required to issue $3 million of senior subordinated notes (see Note 11). The fair value of the subordinated notes as of December 31, 2011 approximated the carrying value.

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

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement was designated as a cash flow hedge and changed the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. Gains or losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings as interest expense to offset the impact of the hedged items when they occur. If it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized into earnings. The swap agreement had a maturity date of December 6, 2012. Under the swap, the Company paid a fixed interest rate of 3.43% and received interest at a rate of LIBOR. On October 3, 2011, the Company terminated the swap agreement. Prior to refinancing the term debt on September 30, 2011 that was associated with the swap, the swap was considered highly effective and therefore, the Company reported no net gain or loss during the year ended December 31, 2010. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s remaining amounts deferred in accumulated other comprehensive loss will be amortized into earnings as an increase to interest expense over the original term of the hedged transaction.

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

NOTE 3—ACCOUNTING DEVELOPMENTS

In September 2011, the FASB issued amendments to the goodwill impairment guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. These amendments give entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a basis for determining whether further impairment testing is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The Company adopted this standard during the year ended December 31, 2011 and applied this standard to its annual impairment test performed for its E-Lending reporting unit. There was no material impact to the Company’s financial position or results of operations as a result of the adoption of this standard.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is currently how the Company presents comprehensive income, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance will be effective for fiscal years and interim periods beginning after December 15, 2011, and it is not expected to have a material effect on the Company’s consolidated financial statements, though it will change the Company’s financial statement presentation of comprehensive income.

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

In July 2010, the FASB issued guidance to improve disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of this guidance, an entity will be required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption did not have a material effect on the Company’s consolidated financial statements. See additional information in Note 8.

NOTE 4—SIGNIFICANT BUSINESS TRANSACTIONS

Acquisition of Direct Credit Holdings. On September 30, 2011, through a wholly-owned subsidiary, QC Canada Holdings Inc, the Company acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The Company paid an aggregate initial consideration of $12.4 million. The Company also agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve-month period ending September 30, 2012. As of December 31, 2011, the Company has estimated the fair value of the supplemental earn-out payment to be approximately $1.1 million, which is recorded in current liabilities. The fair value of the contingent consideration is based on a probability-weighted income approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Company believes the acquisition of Direct Credit broadens its product platform and distribution, as well as expands its presence by entering into international markets. Prior to completion of the transaction the Company amended and restated its credit agreement. The acquisition was funded with borrowings from the amended and restated credit agreement. See additional information in Note 11.

The Company hired an independent appraiser to evaluate the fair value of the contingent consideration and the assets acquired and liabilities assumed. The contingent consideration and the estimated fair values of intangible assets acquired are fair value estimates obtained from an independent appraiser and are based on the information that was available to the Company as of the acquisition date. The Company believes that the current information provides a reasonable basis for estimating the fair values of contingent consideration and of assets acquired and liabilities assumed, and the Company will continue to monitor during the measurement period (one year from the acquisition date) any new information obtained about facts and circumstances that were present at the acquisition date (including consideration of legal matter as discussed in Note 18). The Company has not provided pro forma information because the Company believes that the acquisition of Direct Credit is not material to the Company’s consolidated financial statements. The operating results of Direct Credit are included in the Company’s consolidated statements of income as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Fair value of consideration transferred:
Cash	$12,401
Contingent consideration	1,100

Total	$13,501

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (a)	$3,021
Goodwill (b)	7,557
Customer relationships	2,562
Trade name	1,408
Software	455

Total identifiable assets acquired	15,003
Current liabilities assumed	(546)
Deferred tax liability (c)	(956)

Net assets acquired	$13,501

(a)	Includes cash acquired of approximately $866,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The goodwill is currently assigned to a new reporting unit for goodwill testing purposes. The goodwill recognized is attributable primarily to the potential additional applications for software, expected corporate synergies, the assembled workforce of Direct Credit and other factors. None of the goodwill is expected to be deductible for income tax purposes.
(c)	The deferred tax liability represents the net deferred income taxes recorded as an increase to goodwill primarily for the tax basis differences of intangible assets acquired in connection with the acquisition of Direct Credit. To the extent of any change to the provisional fair values of the intangible assets or other items, the Company would also expect to change the related deferred tax assets and liabilities that have been recorded at the acquisition date.

For the year ended December 31, 2011, the costs incurred for the acquisition of Direct Credit were expensed as incurred and these costs were not material to the Company’s consolidated financial statements.

Other Acquisitions. During 2010, the Company acquired certain payday loan receivables and intangible assets in two separate transactions totaling $529,000. The Company used the acquisition method of accounting. The fair value of the payday loan receivables acquired totaled $497,000 and the intangible assets totaled $32,000, which was recorded by the Company to customer relationships.

Closure of Branches. During the year ended December 31, 2011, the Company closed 24 of its branches in various states (which included four branches that were consolidated into nearby branches). The Company recorded approximately $553,000 in pre-tax charges during the year ended December 31, 2011 associated with these closures. The charges included a $283,000 loss for the disposition of fixed assets, $252,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

During year ended December 31, 2010, the Company closed 34 of its branches in various states and, as a result of the negative impact from changes in payday lending laws, decided it would close 21 branches in Arizona, Washington and South Carolina during first half 2011. During 2011, the Company closed 18 of the 21 branches and decided that the other three branches would remain open. The Company recorded approximately $1.8 million in pre-tax charges during the year ended December 31, 2010 associated with these closings. The charges included $916,000 representing the loss on the disposition of fixed assets, $671,000 for lease terminations and other related occupancy costs, $155,000 in severance and benefit costs and $33,000 for other costs.

During year ended December 31, 2009, the Company closed 32 of its branches in various states (which included six branches that were consolidated into nearby branches). The Company recorded approximately $1.7 million in pre-tax charges during the year ended December 31, 2009 associated with these closings. The charges included an $897,000 loss for the disposition of fixed assets, $739,000 for lease terminations and other related occupancy costs, $15,000 in severance and benefit costs and $14,000 for other costs.

With respect to the branch closings in each of 2009, 2010 and 2011, a significant portion of the operations and closing costs are included as discontinued operations (see Note 6). When ceasing operations in Company branches under operating leases, the Company incurs certain lease contract termination costs. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of December 31, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Reductions	Balance at December 31, 2011
Lease and related occupancy costs	$325	$252	$(487)	$90
Severance	155		(155)
Other		18	(18)

Total	$480	$270	$(660)	$90

As of December 31, 2011, the balance of $90,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

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

NOTE 5—FAIR VALUE MEASUREMENTS

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

The following table presents fair value measurements for recurring financial assets as of December 31, 2011 (in thousands):

	Fair Value Measurements			Liability at fair value
	Level 1	Level 2	Level 3
Acquisition-related contingent consideration	$—	$—	$1,106	$1,106

Total	$—	$—	$1,106	$1,106

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands) :

Acquisition- related Contingent Consideration
Balance at beginning of year	$—
Amounts acquired	1,100
Effect of foreign currency translation	6

Balance at end of year	$1,106

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

The Company measures the fair value of its interest rate swap agreement relying on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate swap agreement. As of December 31, 2010 the fair value of the interest rate swap agreement was a liability of $793,000. For the years ended December 31, 2010 and 2011, the Company recorded unrealized gains of $395,000 and $793,000, respectively, on the interest rate swap agreement in other comprehensive income. On October 3, 2011, the Company terminated the swap agreement and settled its liability for $343,000. For additional information on the interest rate swap agreement, see Notes 11 and 12.

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Impaired Fixed Assets. During the year ended December 31, 2010, the Company recorded an impairment of $330,000 on impaired fixed assets in connection with the 21 branches the Company had scheduled to close during the first half of 2011. The fair value measurements used to determine the impairments were based on the market approach based on liquidation prices of comparable assets.

The following table presents fair value measurements for impaired fixed assets as of December 31, 2010 (in thousands):

	Fair Value Measurements			Total gains (losses)
	Level 1	Level 2	Level 3
Impaired fixed assets	$—	$—	$—	$(330)

Total	$—	$—	$—	$(330)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DISCONTINUED OPERATIONS

The Company closed 34 branches during 2010 that were not consolidated into nearby branches and announced it would close 21 branches in Arizona, Washington and South Carolina in 2011. During 2011 the Company closed 18 of the 21 branches and decided that the remaining three branches would remain open and the results of these branches have been reclassified into continuing operations. In addition, the Company closed 20 branches during the year ended December 31, 2011 that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2009	2010	2011
Total revenues	$21,711	$9,368	$1,907
Provision for losses	5,441	2,326	413
Other branch expenses	12,118	9,208	2,645

Branch gross profit (loss)	4,152	(2,166)	(1,151)
Other, net	(796)	(825)	121

Gain (loss) before income taxes	3,356	(2,991)	(1,030)
Income tax expense (benefit)	1,326	(1,181)	(396)

Gain (loss) from discontinued operations	$2,030	$(1,810)	$(634)

NOTE 7—SEGMENT INFORMATION

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. The Automotive segment consists of the buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Year Ended December 31, 2011
	Financial Services	Automotive	E-Lending (b)	Consolidated Total
Total revenues	$161,995	$23,645	$1,903	$187,543
Provision for losses	34,332	5,963	565	40,860
Other expenses	70,422	15,513	644	86,579

Gross profit	57,241	2,169	694	60,104
Other, net(a)	(40,029)	(2,292)	(492)	(42,813)

Income (loss) from continuing operations before taxes	$17,212	$(123)	$202	$17,291

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$163,971	$19,914	$—	$183,885
Provision for losses	32,666	4,337		37,003
Other expenses	71,262	12,672		83,934

Gross profit	60,043	2,905	—	62,948
Other, net(a)	(39,455)	(1,861)		(41,316)

Income from continuing operations before income taxes	$20,588	$1,044	$—	$21,632

	Year Ended December 31, 2009
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$184,745	$15,293	$—	$200,038
Provision for losses	37,183	5,584		42,767
Other expenses	73,590	9,966		83,556

Gross profit (loss)	73,972	(257)	—	73,715
Other, net(a)	(43,030)	(1,573)		(44,603)

Income (loss) from continuing operations before taxes	$30,942	$(1,830)	$—	$29,112

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses.
(b)	E-Lending primarily includes the operations of Direct Credit since the acquisition date (September 30, 2011).

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,
	2010	2011
Financial Services	$120,413	$118,812
Automotive	17,629	19,791
E-Lending		14,626

Balance at end of year	$138,042	$153,229

The operations of the Financial Service and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—CUSTOMER RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Customer receivables consisted of the following (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Open-end Credit	Total
December 31, 2011:

Current portion:
Total loans, interest and fees receivable	$55,706	$9,037	$8,426	$196	$73,365
Less: allowance for losses	(1,548)	(2,100)	(2,260)	(100)	(6,008)

Loans, interest and fees receivable, net	$54,158	$6,937	$6,166	$96	$67,357

Non-current portion:
Total loans, interest and fees receivable	$—	$9,039	$—	$—	$9,039
Less: allowance for losses		(2,100)			(2,100)

Loans, interest and fees receivable, net	$—	$6,939	$—	$—	$6,939

	Payday and Title Loans	Automotive Loans	Installment Loans	Total
December 31, 2010:

Current portion:
Total loans, interest and fees receivable	$54,148	$7,776	$7,695	$69,619
Less: allowance for losses	(1,760)	(1,890)	(1,650)	(5,300)

Loans, interest and fees receivable, net	$52,388	$5,886	$6,045	$64,319

Non-current portion:
Total loans, interest and fees receivable	$—	$7,590	$—	$7,590
Less: allowance for losses		(1,850)		(1,850)

Loans, interest and fees receivable, net	$—	$5,740	$—	$5,740

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

The Company has $6.9 million in automotive loans receivable that are past due as of December 31, 2011 and approximately 12.0% of this amount is more than 60 days past due. In addition, the Company has automotive loans receivable totaling $824,000 that are on non-accrual status as of December 31, 2011. With respect to installment loans, the Company has approximately $1.5 million in installment loans receivable that are past due as of December 31, 2011 and approximately 7.4% of this amount is more than 60 days past due.

The Company had $5.3 million in automotive loans receivable that were past due as of December 31, 2010 and approximately 3.7% of this amount was more than 60 days past due. In addition, the Company had

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

automotive loans receivable totaling $601,000 that were on non-accrual status as of December 31, 2010. With respect to installment loans, the Company had approximately $1.2 million in installment loans receivable that were past due as of December 31, 2010 and approximately 11.1% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2009	2010	2011
Balance, beginning of year	$6,648	$10,803	$7,150
Charge-offs	(83,577)	(77,102)	(69,786)
Recoveries	41,879	36,128	32,093
Provision for losses	45,853	37,321	38,651

Balance, end of year	$10,803	$7,150	$8,108

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO (see note 13 for additional information) and excludes loss activity related to discontinued operations (see note 6 for additional information).

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2011
Buildings	$3,262	$3,262
Leasehold improvements	19,589	19,635
Furniture and equipment	23,315	23,517
Land	512	512
Vehicles	1,017	1,031

	47,695	47,957
Less: Accumulated depreciation and amortization	(33,585)	(36,196)

Total	$14,110	$11,761

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2010, the balance of the deferred liability was approximately $185,000, which consisted of $46,000 classified as a non-current liability. As of December 31, 2011, the balance of the deferred liability was approximately $325,000, which consisted of $269,000 classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $5.4 million, $4.6 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 (in thousands):

	December 31,
	2010	2011
Balance at beginning of year	$16,491	$16,491
Acquisition of Direct Credit		7,557
Effect of foreign currency translation		45
Sale of branch		(135)

Balance at end of year	$16,491	$23,958

The Company performed its annual impairment testing of goodwill and has concluded that no impairment existed at December 31, 2010 and 2011.

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,
	2010	2011
Amortized intangible assets:
Customer relationships	$2,510	$3,173
Non-compete agreements	1,104	1,093
Debt issue costs	1,969	1,510

	5,583	5,776
Non-amortized intangible assets:
Trade names	600	2,016

Gross carrying amount	6,183	7,792
Less: Accumulated amortization	(4,242)	(2,257)

Net intangible assets	$1,941	$5,535

Intangible assets at December 31, 2010 and December 31, 2011 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from four to fifteen years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization expense for the years ended December 31, 2009, 2010 and 2011 was $1.2 million, $1.2 million and $861,000, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2011 is estimated to be $1.5 million for 2012, $1.2 million for 2013, $847,000 for 2014 and $6,000 for 2015.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INDEBTEDNESS

The following table summarizes long-term debt at December 31, 2010 and 2011 (in thousands):

	December 31,
	2010	2011
Term loan	$27,744	$31,684
Subordinated debt		3,030
Revolving credit facility	17,250	14,500

Total debt	44,994	49,214
Less: debt due within one year	(28,113)	(34,990)

Total non-current debt	$16,881	$14,224

On September 30, 2011, the Company entered into an amended and restated credit agreement (current credit agreement) with a syndicate of banks to replace its prior credit agreement, which was previously amended on December 7, 2007. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) of up to $45.0 million. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, the Company capitalized approximately $1.0 million in debt issue costs, which will be amortized over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in the Consolidated Statements of Income as part of other expense, net. The weighted average interest rate for borrowings under the revolving line of credit at December 31, 2010 and 2011 was 3.5% and 5.2%, respectively.

The current credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charges, leverage, total indebtedness, liquidity and maximum loss ratio. As of December 31, 2011, the Company is in compliance with all of its debt covenants. The obligations of the Company under the current credit agreement are guaranteed by all the operating subsidiaries of the Company (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the Company and its operating subsidiaries. The Company pledged 65% of the stock of a recently formed Canadian subsidiary to secure the obligations of the Company under the current credit agreement. The lenders may accelerate the obligations of the Company under the current credit agreement if there is a change in control of the Company, including an acquisition of 25% or more of the equity securities of the Company by any person or group. The current credit agreement matures on September 30, 2014.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within one year, although the revolving credit facility, by its terms, does not mature until September 30, 2014. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon the Company’s leverage ratio.

In addition to scheduled repayments, the term loan contains mandatory principal prepayment provisions whereby the Company is required to reduce the outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio is greater than one, the Company is required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. Under the previous credit agreement, the Company made a $5.4 million principal payment on the term loan in March 2010, which included $3.9 million required under the mandatory prepayment provisions and the $1.5 million scheduled principal payment. In March 2011, the Company made a $7.1 million principal payment on the previous term loan, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. As of December 31, 2011, the Company completed the mandatory prepayment calculation for the current term loan and determined that a prepayment of approximately $10.7 million will be due on the new term note by April 30, 2012.

Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board and Chief Executive Officer of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2011, the balance of the subordinated notes was approximately $3.0 million.

The following table summarizes future principal payments of indebtedness at December 31, 2011 (in thousands):

December 31, 2011
2012(a)	$34,990
2013	8,000
2014	3,194
2015	3,030

Total	$49,214

(a)	Includes mandatory principal prepayment of $10.7 million.

NOTE 12—DERIVATIVES

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to amending and restating its credit agreement on September 30, 2011, the Company was exposed to certain risks relating to adverse changes in interest rates on its long-term debt and managed that risk with the use of a derivative. The Company did not enter into the derivative instrument for trading or speculative purposes.

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. The swap agreement had a maturity date of December 6, 2012. Under the swap, the Company paid a fixed interest rate of 3.43% and received interest at a rate of LIBOR. Prior to the termination of the swap, approximately $18.0 million (representing the majority of the unpaid principal of the old term loan) was subject to the interest rate swap agreement. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. Prior to refinancing the term debt on September 30, 2011 that was associated with the swap, the swap was considered highly effective and therefore, the Company reported no net gain or loss during the year ended December 31, 2010. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and will be amortized into earnings as an increase to interest expense over the original term of the hedged transaction. For the year ended December 31, 2011, the Company has recorded interest expense totaling approximately $69,000 related to the termination of the swap.

The following table summarizes the fair value and location in the Consolidated Balance Sheets of all derivatives held by the Company as of December 31, 2010 and December 31, 2011 (in thousands):

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Classification	Fair Value
		December 31, 2010	December 31, 2011
Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$793	$—

The following table summarizes the gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the years ended December 31, 2010 and 2011 (in thousands):

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
Derivatives Designated as Hedging Instruments	2010	2011
Cash flow hedges:
Loss recognized in other comprehensive income	$(589)	$(59)
Amount reclassified from accumulated other comprehensive income to interest expense	984	577

Total	$395	$518

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—CREDIT SERVICES ORGANIZATION

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2010 and December 31, 2011, the consumers had total loans outstanding with the lender of approximately $3.0 million and $3.1 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2010 and $90,000 as of December 31, 2011.

The following table summarizes the activity in the liability for CSO loan losses during the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
CSO liability
Balance, beginning of year	$180	$100	$100
Charge-offs	(3,272)	(2,798)	(3,462)
Recoveries	837	790	830
Provision for losses	2,355	2,008	2,622

Balance, end of year	$100	$100	$90

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Income from continuing operations:
Domestic	$29,112	$21,632	$17,089
Foreign			202

Income from continuing operations before income taxes	$29,112	$21,632	$17,291

Current:
Federal	$12,924	$6,736	$7,243
State	1,671	854	943
Foreign			150

Total Current	14,595	7,590	8,336

Deferred:
Federal	(2,893)	256	(1,557)
State	(389)	33	(209)
Foreign			(81)

Total Deferred	(3,282)	289	(1,847)

Total provision for income taxes	$11,313	$7,879	$6,489

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2010	2011
Deferred tax assets related to:
Allowance for loan losses	$5,705	$6,120
Accrued rent	1,093	942
Accrued vacation	487	421
Stock-based compensation	2,209	2,447
Unrealized loss on derivatives	301
Unused state tax credits	428	532
Book reserves	646	535
Deferred compensation	939	1,010
Accrued legal		784
Foreign net operating loss carry—forwards		113
Other	523	318

Total gross deferred tax assets	12,331	13,222
Less: valuation allowance	(428)	(532)

Net deferred tax assets	$11,903	$12,690

Deferred tax liabilities related to:
Property and equipment	(740)	(379)
Loans receivable, tax value	(4,116)	(3,492)
Goodwill and intangibles	(1,536)	(2,846)
Prepaid assets	(405)	(375)

Gross deferred tax liabilities	(6,797)	(7,092)

Net deferred tax asset	$5,106	$5,598

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has state tax credit carry-forwards of approximately $658,000 and $819,000 as of December 31, 2010 and December 31, 2011, respectively. The deferred tax asset, net of federal tax effect, relating to the carry-forwards is approximately $428,000 and $532,000 as of December 31, 2010 and December 31, 2011, respectively. The Company’s ability to utilize a significant portion of the state tax credit carry-forwards is dependent on its ability to meet certain criteria imposed by the state not only for the year in which the credit is generated, but also for all subsequent years in which any portion of the credit is utilized. In addition, the credits can only be utilized against the tax liabilities of specific subsidiaries in those states. During 2011, the Company obtained certification for the utilization of a portion of these credits carry-forwards for the 2010 tax year in a particular jurisdiction. Also, additional credit carry-forwards were generated for the 2011 tax year. Until certification to utilize these credits is received, management believes that it is not more likely than not that the benefit of these credits will be realized and, accordingly, a valuation allowance in the amount of $428,000 and $532,000 has been established at December 31, 2010 and December 31, 2011, respectively. The Company also has gross foreign net operating loss carry-forwards of approximately $449,000 that generally expire in 20 years. Company management believes it is more likely than not that these carry-forwards will be utilized prior to their expiration. Accordingly, no valuation allowance for the related deferred tax asset has been recognized.

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Income tax expense using the statutory federal rate in effect	$10,189	$7,571	$6,052
Tax effect of:
State and local income taxes, net of federal benefit	834	576	477
Other	290	(268)	(40)

Total provision for income taxes	$11,313	$7,879	$6,489

Effective tax rate	38.9%	36.4%	37.5%
Statutory federal tax rate	35.0%	35.0%	35.0%

The effective income tax rate for the year ended December 31, 2011 was 37.5% compared to 36.4% in the prior year. The increase is primarily related to the effect of certain non-deductible expenses as a percentage of reduced pre-tax income offset by the realization of certain state tax credits, and certain federal wage related credits.

As of December 31, 2011, accumulated undistributed earnings of foreign affiliates were $133,000. As the Company intends to indefinitely reinvest these earnings in the business of its foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions. A summary of the total amount of unrecognized tax benefits for the years ended December 31, 2010 and 2011 is as follows (in thousands):

	December 31,
	2010	2011
Balance at beginning of year	$50	$253
Increases:
Tax positions taken during a prior period	232
Tax positions taken during the current period	16	6
Decreases:
Tax positions taken during prior period	(6)	(58)
Lapse of statute of limitations	(39)	(8)

Balance at end of year	$253	$193

Approximately $33,000 of the total unrecognized tax benefits at December 31, 2011, will, if ultimately recognized, impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2009, 2010 or 2011.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of December 31, 2011:

	Federal	State and Foreign
Statute remains open	2008-2011	2007-2011
Tax years currently under examination	N/A	N/A

NOTE 15—EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $436,000, $476,000 and $473,000 during 2009, 2010 and 2011, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$170,000, $201,000, and $179,000 during 2009, 2010 and 2011, respectively. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the years ended December 31, 2009 and 2010, the Company recognized compensation expense of approximately $311,000 and $280,000, respectively, as a result of deemed gains on the hypothetical investments. For the year ended December 31, 2011, the Company recognized a reduction in compensation expense of approximately $60,000 as a result of deemed losses on the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $2.5 million and $2.7 million at December 31, 2010 and 2011, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $3.5 million and $3.7 million at December 31, 2010 and 2011, respectively. This asset is available to fund the deferred compensation liability; however, the asset is not protected from creditors of the Company. For the years ended December 31, 2009 and 2010, the Company recognized gains totaling $408,000 and $340,000, respectively, on its investments associated with the life insurance policies, reflected in the cash surrender value. For the year ended December 31, 2011, the Company recognized losses totaling $161,000 on its investments associated with the life insurance policies, reflected in the cash surrender value.

NOTE 16—STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2009	2010	2011
Net income from continuing operations	$17,799	$13,753	$10,802
Gain (loss) from discontinued operations available to common stockholders	2,030	(1,810)	(634)

Income available to common stockholders	$19,829	$11,943	$10,168

Weighted average basic common shares outstanding	17,437	17,259	17,027
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	143	82	83

Weighted average diluted common shares outstanding	17,580	17,341	17,110

Earnings (loss) per share
Basic
Continuing operations	$1.00	$0.77	$0.60
Discontinued operations	0.11	(0.11)	(0.03)

Net income	$1.11	$0.66	$0.57

Diluted
Continuing operations	$0.99	$0.77	$0.60
Discontinued operations	0.11	(0.11)	(0.03)

Net income	$1.10	$0.66	$0.57

As of December 31, 2010 and 2011, the Company had approximately 17.0 million shares outstanding at the end of each year. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 501,000 shares, 661,000 shares and 928,000 shares are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the years ended December 31, 2009, 2010 and 2011, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-dilutive securities. Options to purchase approximately 2.1 million shares, 2.7 million shares and 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the years ended December 31, 2009, 2010 and 2011, respectively because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company expended $1.2 million for approximately 200,000 shares, $2.6 million for approximately 606,000 shares, and $1.1 million for approximately 273,000 shares during the years ended December 31, 2009, 2010, and 2011, respectively. As of December 31, 2011, the Company had approximately $4.4 million that may yet be utilized to repurchase shares under the current program. Under the current credit agreement (see Note 11), the Company may not modify the stock repurchase program to provide for repurchases in excess of $60 million. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statements of Cash Flows and the Statements of Changes in Stockholders’ Equity.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In addition to regular quarterly dividends, the Company’s board of directors has also approved special cash dividends on the Company’s common stock from time to time. For the years ended December 31, 2009 and 2010, the Company declared dividends on its common stock of $0.30 per share, in each year. For the year ended December 31, 2011, the Company declared dividends on its common stock of $0.20 per share.

NOTE 17—STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2011, the Company’s stock-based compensation plans include the 1999 Stock Option Plan (1999 Plan), the 2004 Equity Incentive Plan (2004 Plan) and an option to purchase 26,397 shares of common stock granted to a former officer of the Company when he was a consultant to the Company. Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was three million shares. In June 2009, at the annual meeting of the Company’s stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. As of December 31, 2011, there are approximately 312,000 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. During the period from 2009 to 2011, the Company has issued a combination of stock options (non-qualified) and restricted stock to its employees as part of the Company’s long-term equity incentive compensation program.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Employee stock-based compensation:
Stock options	$1,200	$456	$386
Restricted stock awards	1,349	1,489	1,609

	2,549	1,945	1,995
Non-employee director stock-based compensation:
Restricted stock awards	230	225	183

Total stock-based compensation	$2,779	$2,170	$2,178

The related income tax benefit was $1.1 million, $790,000 and $817,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

Stock Options. The Company did not grant stock options during 2010 and 2011. The Company granted 530,492 stock options during 2009 to certain employees under the 2004 Plan. The grants of stock options vest equally over four years. The Company estimated that the fair value of these option grants on the date of grant was approximately $811,000.

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

The grant date fair value of options granted in 2009 was calculated using a Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31,
2009
Dividend yield	4.56%
Risk-free interest rate	2.37%
Expected volatility	53.53%
Expected life (in years)	6.25

As of December 31, 2011, there was $229,000 of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of eight months.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value per share of options granted during 2009 was $1.53. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2011 was $225,000 and $240,000, respectively. No options were exercised during the year ended December 31, 2010.

A summary of nonvested stock option activity and related information for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2011	510,119	$2.25
Vested	(187,498)	2.22
Forfeited	(3,750)	3.75

Nonvested balance, December 31, 2011	318,871	$2.09

The total fair value of options vested during 2011 was approximately $417,000.

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2011	2,803,479	$9.50
Exercised	(116,906)	1.95
Forfeited	(19,384)	9.75

Outstanding, December 31, 2011	2,667,189	$9.83	4.3	$55

Exercisable, December 31, 2011	2,348,318	$10.43	3.9	$55

The following table summarizes information about options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1 to $5	551,889	6.8	$4.27	289,143	$4.17
$ 5 to $10	780,902	4.0	9.47	780,902	9.47
$10 to $15	1,271,548	3.4	12.21	1,215,423	12.29
$15 to $20	62,850	3.0	15.07	62,850	15.07

	2,667,189	4.3	$9.83	2,348,318	$10.43

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2011 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2011	661,296	$5.81
Granted	532,040	4.09
Vested	(255,883)	5.49
Forfeited	(9,392)	4.99

Nonvested balance, December 31, 2011	928,061	$4.76

During 2011, the Company granted 532,040 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 487,200 shares granted to employees that vest equally over four years and 44,840 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.2 million. For the year ended December 31, 2011, the Company recognized $632,000 respectively, in stock-based compensation expense related to these restricted stock grants. As of December 31, 2011, the total unrecognized compensation costs related to these restricted stock grants was $1.5 million. The Company expects that these costs will be amortized over a weighted average period of 3.1 years.

During 2010, the Company granted 375,840 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 335,600 shares granted to employees that vest equally over four years and 40,240 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.1 million. As of December 31, 2011, there was approximately $916,000 of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 2.1 years.

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

During 2009, the Company granted 411,744 shares of restricted stock to various employees and non-employee directors pursuant to restricted stock agreements. The grants consisted of 359,464 shares granted to employees that vest equally over four years and 52,280 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $1.7 million. As of December 31, 2011, there was approximately $349,000 of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 1.1 years.

As of December 31, 2011, there was $2.8 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 2.4 years.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock vested (at vest date) during the years ended December 31, 2009, 2010 and 2011 was $560,000, $1.1 million and $1.0 million, respectively. The Company requires employees to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2009, 2010 and 2011, the Company repurchased shares from employees totaling approximately 26,400, 68,500, and 73,100, respectively.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising. The following table summarizes the future minimum lease payments as of December 31, 2011 (in thousands):

	Non- Cancelable	Reasonably Assured Renewals	Total
2012	$11,055	$1,552	$12,607
2013	7,718	3,957	11,675
2014	4,511	5,981	10,492
2015	2,263	6,538	8,801
2016	1,210	6,192	7,402
Thereafter	704	19,828	20,532

Total	$27,461	$44,048	$71,509

Rental expense was $12.3 million, $11.5 million and $12.1 million during the years ended December 31, 2009, 2010 and 2011, respectively.

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

As discussed in Note 4, in connection with the acquisition of Direct Credit during third quarter 2011, the Company agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve-month period ending September 30, 2012. As of December 31, 2011, the Company has estimated the fair value of the supplemental earn-out payment to be approximately $1.1 million, which is recorded in current liabilities. The fair value of the contingent consideration is based on a probability-weighted income approach.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on its business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with accounting guidance. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court refused to enforce the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In September 2009, the plaintiff filed her action in arbitration. In August 2011, the Company and plaintiff reached a tentative agreement to settle this purported class action arbitration for approximately $1.9 million. In second quarter 2011, the Company recorded a $2.0 million liability in accrued expenses and other liabilities in connection with this tentative settlement and anticipated additional legal expenses to effect the settlement. The settlement terms are subject to approval by the arbitration panel. As of December 31, 2011, the settlement amount of $1.9 million was held in a separate cash account and is reflected as Restricted cash in the accompanying consolidated financial statements. The Company expects the settlement to be finalized during the first half of 2012.

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company anticipates that it will appeal this ruling.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against the Company. Settlements in each of the three companion cases were reached by the end of 2010, however the settlements do not provide reasonable guidance on settlements in the Company’s case.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 19—CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company short-term lending branches located in the states of Missouri, California, Illinois and Kansas represented approximately 23%, 15%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2011. Company short-term lending branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 35%, 16%, 7%, 5%, and 5%, respectively, of total branch gross profit for the year ended December 31, 2011. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

•

The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of the Company’s Arizona branches. For the year ended December 31, 2011, revenues and gross profit from the Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of the Company’s revenues and gross profits.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. The Company anticipates that revenues and gross profit from Illinois in 2012 will decline by approximately $2.0 million and $1.0 million, respectively, compared to 2011 as a result of this law change.

•

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. If this initiative is placed on the ballot and the measure passes, the Company would be unable to operate its payday loan branches in Missouri and be forced to close those locations in the state.

NOTE 20—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table sets forth certain cash activities for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cash paid during the year for:
Income taxes	$17,804	$5,781	$5,531
Interest	3,403	2,397	2,036

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2011:
Total revenues	$45,801	$43,859	$48,225	$49,658	$187,543
Branch gross profit	18,411	12,359	14,394	14,940	60,104
Income from continuing operations before taxes	8,748	353	3,533	4,657	17,291
Income from continuing operations, net of tax	5,283	205	2,115	3,199	10,802
Gain (loss) from discontinued operations, net of tax	7	(178)	(333)	(130)	(634)
Net income	5,290	27	1,782	3,069	10,168

Earnings (loss) per share(a):
Basic
Continuing operations	$0.29	$0.01	$0.12	$0.18	$0.60
Discontinued operations	—	(0.01)	(0.02)	(0.01)	(0.03)

Net income	$0.29	$0.00	$0.10	$0.17	$0.57

Diluted
Continuing operations	$0.29	$0.01	$0.12	$0.18	$0.60
Discontinued operations	—	(0.01)	(0.02)	(0.01)	(0.03)

Net income	$0.29	$0.00	$0.10	$0.17	$0.57

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for year ended 2011, as a result of issuances and repurchases of common stock.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2010:
Total revenues	$45,366	$43,738	$46,985	$47,796	$183,885
Branch gross profit	19,116	12,887	14,749	16,196	62,948
Income from continuing operations before taxes	8,415	2,671	4,711	5,835	21,632
Income from continuing operations, net of tax	5,173	1,592	2,844	4,144	13,753
Gain (loss) from discontinued operations, net of tax	4	(158)	(805)	(851)	(1,810)
Net income	5,177	1,434	2,039	3,293	11,943

Earnings (loss) per share(a):
Basic
Continuing operations	$0.28	$0.09	$0.16	$0.23	$0.77
Discontinued operations	—	(0.01)	(0.05)	(0.04)	(0.11)

Net income	$0.28	$0.08	$0.11	$0.19	$0.66

Diluted
Continuing operations	$0.28	$0.09	$0.16	$0.23	$0.77
Discontinued operations	—	(0.01)	(0.05)	(0.04)	(0.11)

Net income	$0.28	$0.08	$0.11	$0.19	$0.66

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for years ended 2010, as a result of issuances and repurchases of common stock.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—SUBSEQUENT EVENTS

Equity Grant. On February 7, 2012, the Company granted 52,500 restricted shares to its non-employee directors under the 2004 plan. The total fair market value of the grant was approximately $181,000. The shares granted to the directors vested immediately upon the date of grant but may not be sold for six months after the date of grant.

Dividend. On February 7, 2012, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share per common share. The dividend was paid on March 6, 2012 to stockholders of record as of February 21, 2012. The amount of the dividend paid was approximately $900,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	Amended and Restated QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.2	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.3	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.4	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.6	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.7	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.8	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.9	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.10	Second Amended and Restated Credit Agreement dated as of September 30, 2011, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
10.11	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.12	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.17	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.18	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
10.20	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.21	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.22	Second Amendment to Pledge Agreement dated as of September 30, 2011, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.23	Note Purchase Agreement dated September 30, 2011, between QC Holdings, Inc. and Buyers (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.24	Subordination Agreement dated September 30, 2011, between QC Holdings, Inc. and Subordinate Lenders (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.25	QC Holdings, Inc. Annual Incentive Plan adopted December 6, 2011. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011.

10.26	The Executive Nonqualified Excess Plan Document and Adoption Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.27	QC Holdings, Inc. Long-Term Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.28	QC Holdings, Inc. Annual Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
101	The following information from the QC Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.