Form 10-Q
period 2012-03-31
QC Holdings, Inc.
filed 2012-05-09
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2012:

Common Stock $0.01 per share par value – 17,195,529 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2012

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year 2012.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2011	2012
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$17,738	$19,617
Restricted cash	2,175	1,090
Loans receivable, less allowance for losses of $6,008 at December 31, 2011 and $4,640 at March 31, 2012	67,357	53,895
Deferred income taxes	5,113	4,113
Prepaid expenses and other current assets	7,741	6,856

Total current assets	100,124	85,571
Non-current loans receivable, less allowance for losses of $2,100 at December 31, 2011 and $1,905 at March 31, 2012	6,939	7,731
Property and equipment, net	11,761	11,858
Goodwill	23,958	24,149
Intangible assets, net	5,535	5,214
Deferred income taxes	485	405
Other assets, net	4,427	4,742

Total assets	$153,229	$139,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$224	$725
Accrued expenses and other current liabilities	5,399	2,628
Accrued compensation and benefits	8,051	5,228
Deferred revenue	4,953	4,042
Income taxes payable	637	1,821
Revolving credit facility	14,500	5,000
Debt due within one year	20,490	18,650

Total current liabilities	54,254	38,094
Long-term debt	11,194	9,377
Subordinated debt	3,030	3,060
Other non-current liabilities	5,519	5,807

Total liabilities	73,997	56,338

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,998,986 outstanding at December 31, 2011; 20,700,250 shares issued and 17,214,726 outstanding at March 31, 2012	207	207
Additional paid-in capital	66,623	63,811
Retained earnings	45,282	49,318
Treasury stock, at cost	(32,623)	(29,944)
Accumulated other comprehensive loss	(257)	(60)

Total stockholders’ equity	79,232	83,332

Total liabilities and stockholders’ equity	$153,229	$139,670

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2012
Revenues
Payday loan fees	$28,989	$30,682
Automotive sales, interest and fees	6,975	6,407
Installment interest and fees	4,639	5,364
Other	5,198	4,525

Total revenues	45,801	46,978

Operating expenses
Salaries and benefits	10,012	10,464
Provision for losses	4,895	6,466
Occupancy	5,043	5,318
Cost of sales - automotive	3,807	3,178
Depreciation and amortization	695	618
Other	2,939	3,573

Total operating expenses	27,391	29,617

Gross profit	18,410	17,361
Regional expenses	3,308	3,083
Corporate expenses	5,053	5,615
Depreciation and amortization	703	541
Interest expense	594	1,020
Other expense (income), net	4	(950)

Income from continuing operations before income taxes	8,748	8,052
Provision for income taxes	3,465	3,083

Income from continuing operations	5,283	4,969
Loss (gain) from discontinued operations, net of income tax	(7)	40

Net income	$5,290	$4,929

Weighted average number of common shares outstanding:
Basic	17,056	17,142
Diluted	17,077	17,150
Earnings per share:
Basic
Continuing operations	$0.29	$0.28
Discontinued operations

Net income	$0.29	$0.28

Diluted
Continuing operations	$0.29	$0.28
Discontinued operations

Net income	$0.29	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2012
Net income	$5,290	$4,929
Other comprehensive income:
Unrealized loss on derivative instrument	(17)
Reclassification adjustment for amounts included in net income related to derivative instrument	207	69
Foreign currency translation		128

Other comprehensive income before income taxes	5,480	5,126
Income tax expense related to items of other comprehensive income	72

Total comprehensive income	$5,408	$5,126

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2012
Cash flows from operating activities
Net income	$5,290	$4,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,432	1,159
Provision for losses	5,003	6,516
Deferred income taxes	763	1,071
Non-cash interest expense		349
Gain from non-cash adjustment to contingent consideration		(753)
Gain from foreign currency transaction		(221)
Gain on cash surrender value of life insurance	(107)	(308)
Loss on disposal of property and equipment	50	30
Gain on sale of branch	(377)
Stock-based compensation	672	612
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	5,165	6,200
Prepaid expenses and other current assets	856	887
Other assets	(4)	(7)
Accounts payable	(84)	498
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(5,054)	(5,763)
Income taxes	2,701	1,003
Other non-current liabilities	167	275

Net operating	16,473	16,477

Cash flows from investing activities
Purchase of property and equipment	(706)	(1,020)
Proceeds from sale of branch	666
Changes in restricted cash		1,085
Payments for premiums on life insurance	(292)
Other	4	2

Net investing	(328)	67

Cash flows from financing activities
Borrowings under credit facility	1,000	2,800
Payments on credit facility	(10,500)	(12,300)
Repayments of long-term debt	(7,051)	(3,750)
Dividends to stockholders	(904)	(893)
Repurchase of common stock	(992)	(551)
Exercise of stock options	195

Net financing	(18,252)	(14,694)

Effect of exchange rate changes on cash and cash equivalents		29

Cash and cash equivalents
Net increase (decrease)	(2,107)	1,879
At beginning of year	16,288	17,738

At end of period	$14,181	$19,617

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$596	$502
Income taxes	1	1,135

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

						Accumulated
			Additional			other	Total
	Outstanding	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	shares	stock	capital	earnings	stock	loss	equity
Balance, December 31, 2011	16,999	$207	$66,623	$45,282	$(32,623)	$(257)	$79,232
Net income				4,929			4,929
Common stock repurchases	(154)				(551)		(551)
Dividends to stockholders				(893)			(893)
Issuance of restricted stock awards	370		(3,230)		3,230		—
Stock-based compensation expense			612				612
Tax impact of stock-based compensation			(194)				(194)
Reclassification of amount included in net income						69	69
Foreign currency translation						128	128

Balance, March 31, 2012	17,215	$207	$63,811	$49,318	$(29,944)	$(60)	$83,332

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 28-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2012, the Company operated 483 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

As of March 31, 2012, the Company offers the installment loan product to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $750 to $3,000. The average principal amount for installment loans originated during three months ended March 31, 2012 was approximately $571.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of March 31, 2012, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the three months ended March 31, 2012 was approximately $9,984 and the average term of the loan was 33 months.

On September 30, 2011, QC Canada Holdings Inc., a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based model into a leading platform in Canada. The acquisition of Direct Credit is part of the implementation of the Company’s strategy to diversify by increasing its product offerings and distribution, as well as by expanding its presence into international markets. See additional information in Note 3.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited financial statements of the Company, but does not include all disclosures required by US GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2012, and the results of operations for the three months ended March 31, 2011 and 2012 and cash flows for the three months ended March 31, 2011 and 2012, in conformity with US GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

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

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2011 and March 31, 2012, the Company had inventory of used vehicles and automotive parts totaling $3.0 million and $2.7 million, respectively, which is included in other current assets in the consolidated balance sheets. Management has determined that a valuation allowance is not necessary as of December 31, 2011 and March 31, 2012.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday or title loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended
	March 31,
	2011	2012
Average amount of cash provided to customer	$319.76	$325.56
Average fee received by the Company	$57.00	$57.84
Average term of the loan (days)	17.5	17.8

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records a receivable for any accrued fees and interest, which vary from state to state based on applicable regulations.

The Company records a receivable in connection with the sale of an automobile or other vehicle at the face amount of the loan. At each period end, the Company records a receivable for any accrued fees and interest, which vary from state to state based on applicable regulations.

When checks are presented to the bank for payment of loans and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, the Company stops accruing interest on installment loans between 60 to 90 days after the last payment. On automotive loans, the Company stops accruing interest on 60 days after the last payment.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2011 and March 31, 2012, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2011 and March 31, 2012, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2011 and March 31, 2012, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

The Company records an allowance for other receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions.

Based on the information discussed above, the Company records an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents the Company’s best estimate of probable losses inherent in the outstanding loan portfolio at the end of each reporting period.

During the three months ended March 31, 2011 and 2012, the Company received cash of approximately $205,000 and $115,000, respectively from the sales of certain payday loan receivables that the Company had previously charged off. The sales were recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above.

Note 2 – Accounting Developments

In May 2011, the FASB issued an update to the authoritative guidance, which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Significant Business Transactions

Acquisition of Direct Credit Holdings. On September 30, 2011, QC Canada Holdings Inc, a wholly-owned subsidiary the Company acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The Company paid an aggregate initial consideration of $12.4 million. The Company also agreed to pay a supplemental earn-out payment to the extent Direct Credit’s EBITDA as specifically defined in the Stock Purchase Agreement (generally earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve-month period ending September 30, 2012.

The Company hired an independent appraiser to evaluate the fair value of the contingent consideration and the assets acquired and liabilities assumed. The contingent consideration and the estimated fair values of intangible assets acquired are fair value estimates obtained from an independent appraiser and are based on the information that was available to the Company as of the acquisition date. The Company believes that the current information provides a reasonable basis for estimating the fair values of contingent consideration and of assets acquired and liabilities assumed, and the Company will continue to monitor during the measurement period (one year from the acquisition date) any new information obtained about facts and circumstances that were present at the acquisition date (including consideration of legal matters as discussed in Note 18). The Company has not provided pro forma information because the Company believes that the acquisition of Direct Credit is not material to the Company’s consolidated financial statements. The operating results of Direct Credit are included in the Company’s Consolidated Statements of Income as of the date of acquisition. The costs incurred for the acquisition of Direct Credit were expensed as incurred and these costs were not material to the Company’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Fair value of consideration transferred:
Cash	$12,401
Contingent consideration	1,100

Total	$13,501

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (a)	$3,021
Goodwill (b)	7,557
Customer relationships	2,562
Trade name	1,408
Software	455

Total identifiable assets acquired	15,003
Current liabilities assumed	(546)
Deferred tax liability (c)	(956)

Net assets acquired	$13,501

(a)	Includes cash acquired of approximately $866,000.
(b)	The goodwill is currently assigned to a reporting unit for goodwill testing purposes. The goodwill recognized is attributable primarily to the potential additional applications for software, expected corporate synergies, the assembled workforce of Direct Credit and other factors. None of the goodwill is expected to be deductible for income tax purposes.
(c)	The deferred tax liability represents the net deferred income taxes recorded as an increase to goodwill primarily for the tax basis differences of intangible assets acquired in connection with the acquisition of Direct Credit. To the extent of any change to the provisional fair values of the intangible assets or other items, the Company would also expect to change the related deferred tax assets and liabilities that have been recorded at the acquisition date.

The Company believes the acquisition of Direct Credit broadens its product platform and distribution, as well as expands its presence by entering into international markets. Prior to completion of the transaction the Company amended and restated its credit agreement. The acquisition was funded with borrowings from the amended and restated credit agreement. See additional information in Note 12.

The fair value of the contingent consideration arrangement at the acquisition date was $1.1 million, which was recorded in current liabilities. As of December 31, 2011 and March 31, 2012, the fair value of the contingent consideration liability was $1.1 million and $379,000, respectively. The fair value estimate at December 31, 2011 and March 31, 2012 was determined using a probability-weighted income approach to estimate fair value at each reporting date. During the three months ended March 31, 2012, the Company recorded a reduction to the contingent consideration liability of approximately $753,000, which is included as a gain in the other income component of the Consolidated Statements of Income.

Closure of Branches. During 2012, the Company closed one branch that was consolidated into a nearby a branch. The costs associated with closing the branch were not material to the Company’s consolidated financial statements.

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

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of March 31, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Reductions	Balance at March 31, 2012
Lease and related occupancy costs	$90	$12	$(31)	$71

Total	$90	$12	$(31)	$71

As of March 31, 2012, the balance of $71,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

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

Note 4 – Fair Value Measurements

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

The following table presents financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements			Liability at
	Level 1	Level 2	Level 3	Fair Value
Acquisition-related contingent consideration	$—	$—	$379	$379

Total	$—	$—	$379	$379

The following table presents financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements			Liability at
	Level 1	Level 2	Level 3	Fair Value
Acquisition-related contingent consideration	$—	$—	$1,106	$1,106

Total	$—	$—	$1,106	$1,106

As discussed in Note 3 above, the Company agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations exceeds a defined target for the twelve-month period ending September 30, 2012. The acquisition-related contingent consideration was initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized as a gain or loss in the other income component of the Consolidated Statements of Income. The liability for this payment was classified as a Level 3 liability because the related fair value measurement, which is determined using a discounted probability-weighted approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to estimate the resulting EBITDA, and the applicable discount rate. When assessing the fair value of this contingent consideration on a quarterly basis, the Company evaluates the performance of the business during the period compared to previous expectations, along with any changes to our future projections, and updates the estimated EBITDA accordingly. In addition, the Company considers changes to our cost of capital and changes to the probability of achieving the earn-out payment targets when updating the discount rate on a quarterly basis. The analysis utilized weighted average inputs, including a risk-based discount rate of 29.5%, determined using a mix of cost of debt and risk-adjusted cost of capital reasonable for the company, and EBITDA growth year-to-year ranging from 9% to 42%, determined using various scenarios for the business.

The acquisition-related contingent consideration liability categorized as Level 3 for purposes of fair value determination is not material to the Company’s financial statements, and the sensitivity of such valuation to unobservable inputs is also believed to not be material.

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Acquisition- related Contingent Consideration
Balance, beginning of period	$1,106
Adjustment	(753)
Effect of foreign currency translation	26

Balance, end of period	$379

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, plant, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. When the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate, impairment is recognized in an amount by which the carrying amount of the assets exceeds the fair value. There were no material impairments of non-financial assets for the three months ended March 31, 2011 and 2012, respectively.

Financial Assets Not Measured at Fair Value. The fair value of cash and cash equivalents and restricted cash, approximates carrying value.

The fair value of short-term payday, title and installment loans receivable, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at December 31, 2011 and March 31, 2012 will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2011 and March 31, 2012, the fair value of the automotive loan receivables was $11.7 million and $12.3 million, respectively. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. On September 30, 2011, the Company entered into an amendment of its credit facility whereby a $50 million term loan maturing December 2012 was replaced with a $32 million term loan that matures on September 30, 2014. As of December 31, 2011 and March 31, 2012, the balance of the three-year term loan was $31.7 million and $28.0 million, respectively. As of December 31, 2011 and March 31, 2012, the fair value of the three-year term loan was approximately $30.3 million and $28.7 million, respectively. In connection with entering into a new credit agreement in September 2011, the Company was required to issue $3.0 million of senior subordinated notes (see Note 12). The fair value of the subordinated notes as of December 31, 2011 and March 31, 2012 approximated the carrying value. If measured at fair value in the financial statements, long-term debt (including the current portion) and the subordinated debt would be classified as Level 2 in the fair value hierarchy.

Note 5 – Discontinued Operations

The Company closed 38 branches during 2011 that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2011 and 2012 is presented below (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Total revenues	$817	$19
Provision for losses	108	50
Other operating expenses	1,033	34

Gross loss	(324)	(65)
Other, net	335	—

Gain (loss) before income taxes	11	(65)
Income tax benefit (expense)	(4)	25

Gain (loss) from discontinued operations	$7	$(40)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2012
Income available to common stockholders:
Income from continuing operations	$5,283	$4,969
Discontinued operations, net of income tax	7	(40)

Net income	$5,290	$4,929

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,056	17,142
Dilutive effect of stock options and unvested restricted stock	21	8

Weighted average diluted common shares outstanding	17,077	17,150

Basic earnings per share:
Continuing operations	$0.29	$0.28
Discontinued operations

Net income	$0.29	$0.28

Diluted earnings per share:
Continuing operations	$0.29	$0.28
Discontinued operations

Net income	$0.29	$0.28

Anti-dilutive securities. For the three months ended March 31, 2011 and March 31, 2012, options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Note 7 – Segment Information

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. The Automotive segment consists of the buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2012
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$38,554	$6,407	$2,017	$46,978
Provision for losses	4,967	889	610	6,466
Other expenses	18,153	4,261	737	23,151

Gross profit	15,434	1,257	670	17,361
Other, net (a)	(9,204)	(644)	539	(9,309)

Income from continuing operations before income taxes	$6,230	$613	$1,209	$8,052

	Three Months Ended March 31, 2011
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$38,826	$6,975	$—	$45,801
Provision for losses	3,965	930		4,895
Other expenses	17,754	4,742		22,496

Gross profit	17,107	1,303	—	18,410
Other, net (a)	(8,905)	(757)		(9,662)

Income from continuing operations before income taxes	$8,202	$546	$—	$8,748

(a)	Represents expenses not associated with branch operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $753,000 for the three months ended March 31, 2012 due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	March 31,
	2011	2012
Financial Services	$118,812	$103,926
Automotive	19,791	20,536
E-Lending	14,626	15,208

Balance at end of year	$153,229	$139,670

The operations of the Financial Services and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

	Payday
	and Title	Automotive	Installment	Open-end
March 31, 2012:	Loans	Loans	Loans	Credit	Total
Current portion:
Total loans, interest and fees receivable	$40,765	$9,383	$8,063	$324	$58,535
Less: allowance for losses.	(820)	(1,870)	(1,790)	(160)	(4,640)

Loans, interest and fees receivable, net	$39,945	$7,513	$6,273	$164	$53,895

Non-current portion:
Total loans, interest and fees receivable	$—	$9,470	$166	$—	$9,636
Less: allowance for losses		(1,890)	(15)		(1,905)

Loans, interest and fees receivable, net	$—	$7,580	$151	$—	$7,731

	Payday
	and Title	Automotive	Installment	Open-end
December 31, 2011:	Loans	Loans	Loans	Credit	Total
Current portion:
Total loans, interest and fees receivable	$55,706	$9,037	$8,426	$196	$73,365
Less: allowance for losses	(1,548)	(2,100)	(2,260)	(100)	(6,008)

Loans, interest and fees receivable, net	$54,158	$6,937	$6,166	$96	$67,357

Non-current portion:
Total loans, interest and fees receivable	$—	$9,039	$—	$—	$9,039
Less: allowance for losses		(2,100)			(2,100)

Loans, interest and fees receivable, net	$—	$6,939	$—	$—	$6,939

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

The Company had $5.8 million in automotive loans receivable past due as of March 31, 2012 and approximately 10.2% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $588,000 on non-accrual status as of March 31, 2012. With respect to installment loans, the Company had approximately $1.3 million in installment loans receivable past due as of March 31, 2012 and approximately 13.0% of this amount was more than 60 days past due.

The Company had $6.9 million in automotive loans receivable past due as of December 31, 2011 and approximately 12.0% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $824,000 on non-accrual status as of December 31, 2011. With respect to installment loans, the Company had approximately $1.5 million in installment loans receivable past due as of December 31, 2011 and approximately 7.4% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Allowance for loan losses
Balance, beginning of period	$7,150	$8,108
Charge-offs	(15,566)	(16,499)
Recoveries	9,484	8,853
Provision for losses	4,622	6,083

Balance, end of period	$5,690	$6,545

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three months ended March 31, 2012 (in thousands):

	Payday
	and Title	Automotive	Installment
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,548	$4,200	$2,260	$100	$8,108
Charge-offs (a)	(12,057)	(1,330)	(2,986)	(126)	(16,499)
Recoveries	8,084		703	66	8,853
Provision for losses	3,245	890	1,828	120	6,083

Balance, end of period	$820	$3,760	$1,805	$160	$6,545

(a)	The charge-offs for automotive loans are net of recovered collateral.

Note 9 – Other Revenues

The components of “Other” revenues as reported in the statements of income are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Credit services fees	$1,936	$1,910
Check cashing fees	1,301	1,078
Title loan fees	1,287	672
Open-end credit fees		136
Other fees	674	729

Total	$5,198	$4,525

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2011	2012
Buildings	$3,262	$3,262
Leasehold improvements	19,635	19,616
Furniture and equipment	23,517	24,488
Land	512	512
Vehicles	1,031	1,017

	47,957	48,895
Less: Accumulated depreciation and amortization	(36,196)	(37,037)

Total	$11,761	$11,858

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2011, the balance of the deferred liability was approximately $325,000, which consisted of $269,000 classified as a non-current liability. As of March 31, 2012, the balance of the deferred liability was approximately $311,000, which consisted of $256,000 classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31,	March 31,
	2011	2012
Balance at beginning of period	$16,491	$23,958
Acquisition of Direct Credit	7,557
Adjustment to purchase price allocation of Direct Credit		14
Effect of foreign currency translation	45	177
Sale of branch	(135)

Balance at end of period	$23,958	$24,149

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	March 31,
	2011	2012
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,510	1,510

	5,776	5,776
Non-amortized intangible assets:
Trade names	2,016	2,016

Gross carrying amount	7,792	7,792
Effect of foreign currency translation		88
Less: Accumulated amortization	(2,257)	(2,666)

Net intangible assets	$5,535	$5,214

Intangible assets at December 31, 2011 and March 31, 2012 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months ended March 31, 2011 and March 31, 2012 was approximately $212,000 and $409,000, respectively. Annual amortization expense for intangible assets recorded as of December 31, 2011 is estimated to be $1.1 million for 2012, $1.2 million for 2013, $847,000 for 2014 and $6,000 for 2015.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2011 and March 31, 2012 (in thousands):

	December 31,	March 31,
	2011	2012
Term loan	$31,684	$28,027
Subordinated debt	3,030	3,060
Revolving credit facility	14,500	5,000

Total debt	49,214	36,087
Less: debt due within one year	(34,990)	(23,650)

Total non-current debt	$14,224	$12,437

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

In addition to scheduled repayments, the term loan contains mandatory principal prepayment provisions whereby the Company is required to reduce the outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio is greater than one, the Company is required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. Under the previous credit agreement, the Company made a $7.1 million principal payment on the term loan in March 2011, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. In April 2012, the Company made a $10.7 million principal payment on the term loan, which was required under the mandatory prepayment provisions of the current credit agreement.

Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board and Chief Executive Officer of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2011 and March 31, 2012, the balance of the subordinated notes was approximately $3.0 million and $3.1 million, respectively.

Note 13 – Derivative Instruments

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

Interest rate swap. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. For the three months ended March 31, 2011, the Company recorded unrealized gain of $190,000 on the interest rate swap agreement in other comprehensive income. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and will be amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in December 2012. For the three months ended March 31, 2012, the Company has recorded interest expense totaling approximately $69,000 related to the termination of the swap.

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three months ended March 31, 2011 and 2012 (in thousands).

Derivatives Designated as Hedging	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
Instruments under ASC Topic 815	2011	2012
Interest rate swap:
Loss recognized in other comprehensive income	$(17)	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	207	69

Total	$190	$69

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 38.3% for the three months ended March 31, 2012 compared to 39.6% for the three months ended March 31, 2011.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $193,000 and $206,000 as of December 31, 2011 and March 31, 2012, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2012.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of March 31, 2012:

	Federal	State and Foreign
Statute remains open	2008-2011	2007-2011
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2011 and March 31, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $90,000 as of December 31, 2011 and $40,000 as of March 31, 2012.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Allowance for loan losses
Balance, beginning of period	$100	$90
Charge-offs	(703)	(747)
Recoveries	272	264
Provision for losses	381	433

Balance, end of period	$50	$40

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2012, the Company had repurchased 5.6 million shares at a total cost of approximately $55.8 million, which leaves approximately $4.2 million that may yet be purchased under the current program, which expires June 30, 2012.

Dividends. On February 7, 2012, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on March 6, 2012 to stockholders of record as of February 21, 2012. The total amount of the dividend paid was approximately $893,000.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Employee stock-based compensation:
Stock options	$96	$63
Restricted stock awards	393	368

	489	431
Non-employee director stock-based compensation:
Restricted stock awards	183	181

Total	$672	$612

Stock option grants. The Company did not grant stock options during first three months of 2012. As of March 31, 2012, the Company had 2.7 million stock options outstanding with a weighted average exercise price of $9.83 and 2.5 million stock options exercisable with a weighted average exercise price of $10.37.

Restricted stock. During first quarter 2012, the Company granted 52,500 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $181,000, which the Company recognized as stock-based compensation expense in the three months ended March 31, 2012.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2012 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2012	928,061	$4.76
Granted	52,500	3.45
Vested	(369,807)	4.93
Forfeited	(2,883)	4.27

Non-vested balance, March 31, 2012	607,871	$4.76

As of March 31, 2012, there was $2.5 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 2.3 years.

Other long-term incentive compensation. In 2012, the Company adopted a new Long-Term Incentive Plan, which covers all executive officers, other than our Chairman of the Board and Chief Executive Officer and our Vice Chairman of the Board. The annual long-term incentive awards (LTI Awards) are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

Effective as of January 1, 2012, the Company granted Performance Units to various officers under the new Long-Term Incentive Plan. The value of the Performance Units will be based upon a performance measure established by our compensation committee. The performance measure for 2012 is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of March 31, 2012, the balance of the non-current liability for the Performance Units was approximately $83,000. For the three months ended March 31, 2012, the Company recognized $83,000 in compensation expense related to the Performance Units. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of March 31, 2012, the total unrecognized compensation costs related to the Performance Units was approximately $918,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.75 years.

Effective as of January 1, 2012, the Company granted 92,452 cash-based RSUs to various officers under the new Long-Term Incentive Plan. The RSUs vest at end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of March 31, 2012, the balance of the non-current liability for RSUs was approximately $34,000. For the three months ended March 31, 2012, the Company recognized $34,000 in compensation expense related to the RSUs. As of March 31, 2012, the total unrecognized compensation costs related to the RSUs was $368,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.75 years.

Note 18 – Commitments and Contingencies

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

Missouri. On October 13, 2006, one of the Company’s Missouri customers sued the Company in the Circuit Court of St. Louis County, Missouri in a purported class action. The lawsuit alleges violations of the Missouri statute pertaining to unsecured loans under $500 and the Missouri Merchandising Practices Act. The lawsuit seeks monetary damages and a declaratory judgment that the arbitration agreement with the plaintiff is not enforceable on a variety of theories. The Company moved to compel arbitration of this matter. In December 2007, the court refused to enforce the class action waiver provision in the Company’s customer arbitration agreement, ordered the case to arbitration and dismissed the lawsuit filed in Circuit Court. In September 2009, the plaintiff filed her action in arbitration. In August 2011, the Company and plaintiff reached a tentative agreement to settle this purported class action arbitration for approximately $1.9 million. In second quarter 2011, the Company recorded a $2.0 million liability in accrued expenses and other liabilities in connection with this tentative settlement and anticipated additional legal expenses to effect the settlement. In January 2012, the arbitration panel approved the parties’ settlement. In March 2012, the class administrator issued settlement checks to class participants, and in April 2012, the Company adjusted debt for qualifying class participants. It is expected that the settlement will be completed by June 30, 2012.

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling.

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

Note 19 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 24 states throughout the United States and is engaged in consumer Internet lending in certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 21%, 14%, 5%, respectively, of total revenues for the three months ended March 31, 2012. Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 29%, 15% and 7%, respectively, of total branch gross profit for the three months ended March 31, 2012. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. The Company anticipates that revenues and gross profit from Illinois in 2012 will decline by approximately $3.0 million and $2.0 million, respectively, compared to 2011 as a result of this law change. For the three months ended March 31, 2012, revenues and gross profit from Illinois declined by $1.4 million and $812,000 from the prior year’s first quarter. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of the Company’s revenues and gross profits.

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. The validation process is expected to occur over the next two to three months, and the outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative, including expected appeals of a court ruling that the ballot language was misleading.

If this voter initiative is placed on the ballot and the measure passes, the Company would be unable to operate its payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on its results of operations. In 2011, Missouri branches accounted for approximately 23% and 35% of revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause the Company to violate one or more of the financial covenants under its current credit agreement and subordinated notes and would likely result in an immediate termination of the regular cash dividend on the Company’s common stock.

Note 20 – Subsequent Events

Dividends. On April 26, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on May 29, 2012 to stockholders of record as of May 15, 2012. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina, Virginia, Illinois and Arizona, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection, which was created by that Act, (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, including a referendum effort underway in Missouri to preclude any consumer lending in the state with an annual rate in excess of 36%, (4) litigation or regulatory action directed towards us or the payday loan industry, (5) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (6) risks associated with the leverage of the Company, (7) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (8) changes in our key management personnel, (9) integration risks and costs associated with acquisitions, including our recent Canadian acquisition, and (10) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues largely by providing short-term consumer loans, known as payday loans, which represented approximately 65.3% of our total revenues for the three months ended March 31, 2012. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 483 branches in 24 states at March 31, 2012. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We currently offer installment loans to customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the amounts that we advance under an installment loan range from $750 to $3,000. The average principal amount for installment loans originated during first quarter 2012 was approximately $571.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of March 31, 2012, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during first quarter 2012 was approximately $9,984 and the average term of the loan was 33 months.

On September 30, 2011, QC Canada Holdings Inc, our wholly-owned subsidiary acquired 100% of the outstanding stock of Direct Credit Holdings Inc. (Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing our product offerings and distribution, as well as expanding our presence into international markets.

We have elected to organize and report on our business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, debit cards, money transfers and money orders. The Automotive segment consists of our buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We evaluate our Financial Services branches, automotive locations, and our Direct Credit operations based on revenue growth, gross profit contributions and loss ratio (which is losses as a percentage of revenues). With respect to our branch network, we also consider the length of time the branch has been open and its geographic location. We monitor newer branches for their progress to profitability and rate of loan growth.

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

						March 31,
	2007	2008	2009	2010	2011	2012
Beginning branch locations	613	596	585	556	523	482
De novo branches opened during period	20	12	3	1	2	2
Acquired branches during period	13	1
Branches closed/sold during period	(50)	(24)	(32)	(34)	(43)	(1)

Ending branch locations	596	585	556	523	482	483

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the CFSA. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past few years, legislatures in certain states (and voter initiatives in a few states) have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states unless other transaction fees may be charged to the customer.

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. During 2010, the results from the states in which we have experienced law changes were more negative than we expected, with revenue declines and loss rates exceeding our forecasts. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011, as a group, these states were not yet breakeven in profitability, indicative of the challenges inherent with a transition to a new law and new products.

•

In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We expect the net impact of the Illinois law change to reduce revenues by $3.0 million and to reduce branch gross profit by $2.0 million during 2012 compared to 2011.

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. The validation process is expected to occur over the next two to three months, and the outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative, including expected appeals of a court ruling that the ballot language was misleading.

If this voter initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on our results of operations. In 2011, our Missouri branches accounted for approximately 23% and 35% of our revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

The following table sets forth our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$28,989	$30,682	63.3%	65.3%
Automotive sales, interest and fees	6,975	6,407	15.2%	13.6%
Installment interest and fees	4,639	5,364	10.1%	11.4%
Other	5,198	4,525	11.4%	9.7%

Total revenues	45,801	46,978	100.0%	100.0%

Operating expenses
Salaries and benefits	10,012	10,464	21.9%	22.3%
Provision for losses	4,895	6,466	10.7%	13.8%
Occupancy	5,043	5,318	11.0%	11.3%
Cost of automotive sales	3,807	3,178	8.3%	6.8%
Depreciation and amortization	695	618	1.5%	1.3%
Other	2,939	3,573	6.4%	7.5%

Total operating expenses	27,391	29,617	59.8%	63.0%

Gross profit	18,410	17,361	40.2%	37.0%
Regional expenses	3,308	3,083	7.2%	6.6%
Corporate expenses	5,053	5,615	11.0%	12.0%
Depreciation and amortization	703	541	1.5%	1.1%
Interest expense	594	1,020	1.4%	2.2%
Other expense (income), net	4	(950)	0.0%	(2.1)%

Income from continuing operations before income taxes	8,748	8,052	19.1%	17.2%
Provision for income taxes	3,465	3,083	7.6%	6.6%

Income from continuing operations	5,283	4,969	11.5%	10.6%
Loss (gain) from discontinued operations, net of income tax	(7)	40	(0.0)%	0.1%

Net income	$5,290	$4,929	11.5%	10.5%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
Financial Services Branch Information:
Number of branches, beginning of period	523	482
De novo branches opened		2
Branches closed	(22)	(1)

Number of branches, end of period	501	483

Average number of branches open during period (excluding branches reported as discontinued operations)	481	482

Average revenue per branch (in thousands)	$81	$80
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$189,349	$204,646
Average loan (principal plus fee)	376.76	383.40
Average fees per loan	57.00	57.84
Average fee rate per $100	17.83	17.77
Installment Loans:
Installment loan volume (in thousands)	$7,970	$8,970
Average loan (principal)	530.09	571.00
Average term (days)	265	185
Automotive Loans:
Automotive loan volume (in thousands)	$5,552	$5,042
Average loan (principal)	9,827	9,984
Average term (months)	34	33
Locations, end of period	5	5

Income from continuing operations. For the three months ended March 31, 2012, income from continuing operations was $5.0 million compared to $5.3 million for the same period in 2011. A discussion of the various components of net income follows.

Revenues. For the three months ended March 31, 2012, revenues were $47.0 million, an increase of 2.6% from $45.8 million during the three months ended March 31, 2011. The improvement is due to the inclusion of fees and interest of approximately $2.0 million from our Canadian online lending subsidiary (Direct Credit) which was acquired on September 30, 2011. The revenue increase attributable to Direct Credit was partially offset by a $568,000 decline in revenues from our automotive division compared to prior year’s first quarter. Payday and installment revenues from our branch locations were essentially even compared to the prior year’s first quarter.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.3% of total revenues for the three months ended March 31, 2012. With respect to payday loan volume, we originated approximately $204.6 million in loans during first quarter 2012, which was an increase of 8.1% from the $189.3 million during 2011. This increase is primarily attributable to the inclusion of volume from Direct Credit. The average payday loan (including fee) totaled $383.40 in first quarter 2012 versus $376.76 during first quarter 2011. Average fees received from customers per loan increased from $57.00 in first quarter 2011 to $57.84 in first quarter 2012. In our Financial Services branches, our average fee rate per $100 for first quarter 2012 was $17.77 compared to $17.83 in 2011.

The following table summarizes other revenues:

	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Credit services fees	$1,936	$1,910	4.2%	4.1%
Check cashing fees	1,301	1,078	2.8%	2.3%
Title loan fees	1,287	672	2.8%	1.4%
Open-end credit fees		136		0.3%
Other fees	674	729	1.6%	1.6%

Total	$5,198	$4,525	11.4%	9.7%

Revenues from credit service fees, check cashing, title loans and other sources totaled $4.5 million during first quarter 2012, down approximately $673,000 from $5.2 million in the comparable prior year quarter. The decline was primarily due to less demand for check cashing and title loans.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended March 31, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Revenues			Average Revenue/Branch/Month
	Branches	2011	2012	% Change	2011	2012
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	32	$4,697	$4,350	(7.4)%	$49	$45
1999	36	3,892	4,010	3.0%	36	37
2000	45	4,424	3,923	(11.3)%	33	29
2001	28	2,358	2,391	1.4%	28	28
2002	44	3,670	3,172	(13.6)%	28	24
2003	37	2,556	2,671	4.5%	23	24
2004	55	3,748	3,795	1.3%	23	23
2005	118	8,332	8,653	3.8%	24	24
2006	62	3,180	3,729	17.3%	17	20
2007	12	996	1,009	1.3%	28	28
2008	8	422	459	8.7%	18	19
2009	1	63	52	(16.7)%	21	17
2010	1	62	73	17.7%	21	24
2011	2		205	(b )		34
2012	2		6	(b )		1

Sub-total	483	38,400	38,498	0.3%	$27	$27

Consolidated branches (a)		395
Automotive branches	5	6,975	6,407		$465	$427
Direct Credit			2,017
Other		31	56

Total		$45,801	$46,978	2.6%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during 2012 due to high unemployment rates, low consumer spending and weak consumer confidence. In addition, a new payday law became effective in Illinois in March 2011 that imposes customer usage restrictions and will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above to reduce revenues by $3.0 million and reduce branch gross profit by $2.0 million during the year ending December 31, 2012 compared to 2011. For the three months ended March 31, 2012, revenues and gross profit from Illinois declined by $1.4 million and $812,000 from the prior year’s first quarter. The inclusion of Direct Credit for a full year and continued diversification efforts within our Financial Services branches are expected to help offset the declines from the negative legislative changes.

Operating Expenses. Total operating expenses increased $2.2 million, from $27.4 million during first quarter 2011 to $29.6 million in first quarter 2012. Total operating costs, exclusive of loan losses, increased from $22.5 million during first quarter 2011 to $23.2 million in first quarter 2012. The increase was primarily due to the inclusion of Direct Credit, as well as typical annual rent increases.

The provision for losses increased from $4.9 million in first quarter 2011 to $6.5 million during first quarter 2012. Our loss ratio was 10.7% in first quarter 2011 versus 13.8% in first quarter 2012. The increase in the loss ratio from 2011 to 2012 was primarily attributable to the inclusion of Direct Credit, as well as to loss experience in South Carolina, where customers continue to adjust to a new product offering. Our charge-offs as a percentage of revenue were 36.5% during first quarter 2012 compared to 34.6% during first quarter 2011. Our collections as a percentage of charge-offs were 53.0% during first quarter 2012 compared to 60.2% during first quarter 2011. In addition, we received cash of approximately $115,000 from the sale of certain payday loan receivables during first quarter 2012 that had previously been written off compared to $205,000 during first quarter 2011.

Gross Profit. The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended March 31, 2011 and 2012 based on the year that a branch was opened or acquired.

Year		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Opened/Acquired	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)
Financial Services Branches:
Pre - 1999	32	$2,698	$2,443	57.5%	56.2%	8.3%	8.6%
1999	36	1,667	1,744	42.8%	43.5%	10.8%	12.2%
2000	45	2,126	1,768	48.1%	45.1%	13.5%	12.1%
2001	28	1,051	1,012	44.6%	42.3%	12.4%	13.1%
2002	44	1,520	1,139	41.4%	35.9%	15.3%	14.3%
2003	37	1,053	995	41.2%	37.2%	8.4%	14.2%
2004	55	1,677	1,540	44.7%	40.6%	5.8%	10.6%
2005	118	3,179	3,235	38.2%	37.4%	13.0%	14.1%
2006	62	869	779	27.3%	20.9%	10.5%	24.5%
2007	12	390	350	39.1%	34.7%	14.4%	16.6%
2008	8	165	172	39.0%	37.4%	1.2%	5.2%
2009	1	27	16	43.3%	30.2%	12.2%	13.4%
2010	1	21	29	34.4%	39.0%	10.2%	10.4%
2011	2	(10)	84	(c )	41.1%		13.4%
2012	2		(91)	(c )	(c )		37.2%

Sub-total	483	16,433	15,215	42.8%	39.5%	11.1%	13.7%

Consolidated branches (a)		173	(19)
Automotive branches	5	1,303	1,257	18.6%	19.6%	13.3%	13.9%
Direct Credit			669
Other (b)		501	239

Total		$18,410	$17,361	40.2%	37.0%	10.7%	13.8%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $115,000 and $205,000 for the three months ended March 31, 2012 and 2011, respectively.
(c)	Not meaningful.

Gross profit was $17.4 million in first quarter 2012 versus $18.4 million in first quarter 2011. Branch gross margin, which is branch gross profit as a percentage of revenues, was 39.5% during first quarter 2012 compared to 42.8% during first quarter 2011. The decrease quarter-to-quarter was primarily attributable to the changes in the Illinois law. The gross margin for Financial Services comparable branches in 2011 was 40.0% in first quarter 2012 compared to 44.1% in 2011.

Regional and Corporate Expenses. Regional and corporate expenses increased from $8.4 million in first quarter 2011 to $8.7 million in first quarter 2012.

Interest Expense. Interest expense increased by approximately $426,000 from $594,000 during first quarter 2011 to $1.0 million during first quarter 2012. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Other expense (income), net. For the three months ended March 31, 2012, other income included a gain of $753,000 due to the reduction of the contingent consideration liability associated with the acquisition of Direct Credit.

Income Tax Provision. The effective income tax rate for the first quarter 2012 was 38.3% compared to 39.6% in the prior year’s first quarter. We expect our effective tax rate for 2012 to be in the range of 38.0% to 40.0%.

Discontinued Operations. We closed 38 branches during 2011 that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2011 and 2012 is presented below (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Total revenues	$817	$19

Provision for losses	108	50
Other branch expenses	1,033	34

Branch gross loss	(324)	(65)
Other, net	335	—

Gain (loss) before income taxes	11	(65)
Income tax benefit (expense)	(4)	25

Gain (loss) from discontinued operations	$7	$(40)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Cash flows provided by (used for):
Operating activities	$16,473	$16,477
Investing activities	(328)	67
Financing activities	(18,252)	(14,694)
Effect of exchange rate on cash and cash equivalents		29

Net increase (decrease) in cash and cash equivalents	(2,107)	1,879

Cash and cash equivalents, beginning of year	16,288	17,738

Cash and cash equivalents, end of period	$14,181	$19,617

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

Net cash provided by operating activities for the three months ended March 31, 2012 was $16.5 million in both first quarter 2011 and first quarter 2012. The decline in net income quarter-to-quarter was offset by changes in working capital items.

Investing activities for each period were as follows:

•

Net cash provided by investing activities for the three months ended March 31, 2012 was $67,000 which included a $1.1 million change in the restricted cash balance partially offset by capital expenditures of $1.0 million. The capital expenditures primarily included $631,000 for technology and other furnishings at the corporate office and $367,000 for technology improvements with respect to Direct Credit.

•

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

Financing activities for each period were as follows:

•

Net cash used for financing activities for the three months ended March 31, 2012 was $14.7 million, which primarily consisted of $12.3 million in repayments of indebtedness under the revolving credit facility, $3.8 million in repayments on the term loan, $893,000 in dividend payments to stockholders and $551,000 for the repurchase of 154,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $2.8 million under the revolving credit facility.

•

Net cash used for financing activities for the three months ended March 31, 2011 was $18.3 million, which primarily consisted of $10.5 million in repayments of indebtedness under the revolving credit facility, $7.1 million in repayments on the previous term loan, $904,000 in dividend payments to stockholders and $1.0 million for the repurchase of 243,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $1.0 million under the revolving credit facility.

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

As discussed above, there is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. The validation process is expected to occur over the next two to three months, and the outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative, including expected appeals of a court ruling that the ballot language was misleading.

If this voter initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on our results of operations. In 2011, our Missouri branches accounted for approximately 23% and 35% of our revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock.

In connection with our acquisition of Direct Credit, we agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of December 31, 2011 and March 31, 2012, the fair value of the contingent consideration liability was $1.1 million and $379,000, respectively. For the three months ended March 31, 2012, we recorded a reduction to the contingent consideration liability of approximately $753,000, which is included as part of other income in the Consolidated Statements of Income.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On April 26, 2012, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable May 29, 2012, to stockholders of record as of May 15, 2012, and the total amount of the dividend to be paid is approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2012, we have repurchased a total of 5.6 million shares at a total cost of approximately $55.8 million, which leaves approximately $4.2 million that may yet be purchased under the current program.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2012.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 40 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of March 31, 2012, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

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

Beginning in late 2011, we began offering longer-term, higher-dollar installment loans in certain branches in New Mexico and California and during first quarter 2012, we expanded these products into Missouri, Idaho and Utah. The new installment loan product carries a maximum advance amount of approximately $3,000 and a term of 12 months or 18 months. To the extent that our customers embrace these products, we will be learning the risks and challenges associated with lending larger amounts over a longer period, which is different than the products we have provided historically.

Concentration of Risk. Our Financial Services branches located in the states of Missouri, California and Kansas represented approximately 21%, 14% and 5%, respectively, of total revenues for the three months ended March 31, 2012. Our Financial Services branches located in the states of Missouri, California and Kansas represented approximately 29%, 15% and 7%, respectively, of total branch gross profit for the three months ended March 31, 2012. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We anticipate that our revenues and gross profit from Illinois in 2012 will decline by approximately $3.0 million and $2.0 million, respectively, compared to 2011 as a result of this law change. For the three months ended March 31, 2012, revenues and gross profit from Illinois declined by $1.4 million and $812,000 from the prior year’s first quarter. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profits.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2011 and March 31, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $90,000 as of December 31, 2011 and $40,000 as of March 31, 2012. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Allowance for loan losses
Balance, beginning of period	$100	$90
Charge-offs	(703)	(747)
Recoveries	272	264
Provision for losses	381	433

Balance, end of period	$50	$40

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We acknowledge that we are responsible for establishing and maintaining a system of internal controls over financial reporting for Direct Credit. We are in the process of integrating Direct Credit, and we therefore excluded Direct Credit from our December 31, 2011 assessment of the effectiveness of internal control over financial reporting. Direct Credit had total assets of $15.2 million at March 31, 2012 and revenues of $2.0 million for the three months ended March 31, 2012 that are included in our accompanying consolidated financial statements as of and for the three months ended March 31, 2012. The impact of the acquisition of Direct Credit has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the first quarter 2012 in any cases material to the Company as reported in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2012.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	9,000	$3.53	9,000	$4,388,549
February 1 – February 29	116,701	3.49	8,476	4,357,271
March 1 – March 31	28,366	3.94	28,366	4,244,921

Total	154,067	$3.57	45,842	$4,224,921

(a)	Stock repurchase of 108,225 shares in in February 2012 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 3, 2009, our board of directors extended our common stock repurchase program through June 30, 2012. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2012, we have repurchased 5.6 million shares at a total cost of approximately $55.8 million, which leaves approximately $4.2 million that may yet be purchased under the current program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2012.

QC Holdings, Inc.

        /s/ Darrin J. Andersen

Darrin J. Andersen

President and Chief Operating Officer

    /s/ Douglas E. Nickerson

Douglas E. Nickerson

Chief Financial Officer

(Principal Financial and Accounting Officer)