Form 10-Q
period 2012-06-30
QC Holdings, Inc.
filed 2012-08-06
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2012:

Common Stock $0.01 per share par value – 17,155,863 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2012

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year 2012.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2011	June 30, 2012
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$17,738	$14,326
Restricted cash	2,175	1,091
Loans receivable, less allowance for losses of $6,008 at December 31, 2011 and $5,704 at June 30, 2012	67,357	62,079
Inventory	3,048	2,743
Deferred income taxes	5,113	4,413
Prepaid expenses and other current assets	4,693	4,378

Total current assets	100,124	89,030
Non-current loans receivable, less allowance for losses of $2,100 at December 31, 2011 and $2,234 at June 30, 2012	6,939	8,046
Property and equipment, net	11,761	11,477
Goodwill	23,958	24,004
Intangible assets, net	5,535	4,746
Deferred income taxes	485	650
Other assets, net	4,427	4,578

Total assets	$153,229	$142,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224	$625
Accrued expenses and other current liabilities	5,399	2,606
Accrued compensation and benefits	8,051	4,688
Deferred revenue	4,953	4,514
Income taxes payable	637	861
Revolving credit facility	14,500	21,250
Debt due within one year	20,490	14,724

Total current liabilities	54,254	49,268
Long-term debt	11,194	—
Subordinated debt	3,030	3,091
Other non-current liabilities	5,519	5,906

Total liabilities	73,997	58,265

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,998,986 outstanding at December 31, 2011; 20,700,250 shares issued and 17,155,863 outstanding at June 30, 2012	207	207
Additional paid-in capital	66,623	64,194
Retained earnings	45,282	50,156
Treasury stock, at cost	(32,623)	(30,183)
Accumulated other comprehensive loss	(257)	(108)

Total stockholders’ equity	79,232	84,266

Total liabilities and stockholders’ equity	$153,229	$142,531

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues
Payday loan fees	$28,413	$29,335	$57,051	$59,779
Automotive sales, interest and fees	5,610	5,752	12,585	12,159
Installment interest and fees	4,248	4,773	8,732	9,429
Other	4,431	3,873	9,494	8,269

Total revenues	42,702	43,733	87,862	89,636

Operating expenses
Salaries and benefits	8,853	10,085	18,596	20,228
Provision for losses	9,987	10,219	14,718	15,972
Occupancy	4,821	4,994	9,681	10,129
Cost of sales - automotive	2,930	2,760	6,737	5,938
Depreciation and amortization	647	578	1,323	1,179
Other	2,860	3,243	5,718	6,719

Total operating expenses	30,098	31,879	56,773	60,165

Gross profit	12,604	11,854	31,089	29,471
Regional expenses	3,460	3,149	6,768	6,232
Corporate expenses	7,591	4,397	12,644	10,012
Depreciation and amortization	472	490	1,175	1,031
Interest expense	465	895	1,059	1,915
Other expense (income), net	17	(222)	21	(1,173)

Income from continuing operations before income taxes	599	3,145	9,422	11,454
Provision for income taxes	243	1,055	3,737	4,237

Income from continuing operations	356	2,090	5,685	7,217
Loss from discontinued operations, net of income tax	329	362	368	560

Net income	$27	$1,728	$5,317	$6,657

Weighted average number of common shares outstanding:
Basic	17,040	17,183	17,047	17,163
Diluted	17,132	17,243	17,104	17,185
Earnings per share:
Basic
Continuing operations	$0.02	$0.12	$0.32	$0.40
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)

Net income	$—	$0.10	$0.29	$0.37

Diluted
Continuing operations	$0.02	$0.12	$0.32	$0.40
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)

Net income	$—	$0.10	$0.29	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income	$27	$1,728	$5,317	$6,657
Other comprehensive income:
Unrealized loss on derivative instrument	(38)		(55)
Reclassification adjustment for amounts included in net income related to derivative instrument	156	68	363	137
Foreign currency translation		(116)		12

Other comprehensive income before income taxes	145	1,680	5,625	6,806
Income tax expense related to items of other comprehensive income	45		117

Total comprehensive income	$100	$1,680	$5,508	$6,806

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities
Net income	$5,317	$6,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,596	2,236
Provision for losses	15,975	17,329
Deferred income taxes	(646)	543
Non-cash interest expense		707
Gain from non-cash adjustment to contingent consideration		(1,125)
Gain from foreign currency transaction		(84)
Gain on cash surrender value of life insurance	(108)	(163)
Loss on disposal of property and equipment	75	146
Gain on sale of branch	(377)
Settlement of life insurance policy		(739)
Stock-based compensation	1,174	983
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(14,015)	(13,149)
Prepaid expenses and other current assets	(86)	317
Inventory	640	303
Other assets	1	12
Accounts payable	(209)	398
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(748)	(5,465)
Income taxes	496	71
Other non-current liabilities	177	360

Net operating	10,262	9,337

Cash flows from investing activities
Purchase of property and equipment	(968)	(1,611)
Proceeds from sale of branch	666
Proceeds from settlement of life insurance policy		739
Changes in restricted cash		1,084
Payments for premiums on life insurance	(292)
Other	5	3

Net investing	(589)	215

Cash flows from financing activities
Borrowings under credit facility	11,100	22,550
Payments on credit facility	(11,400)	(15,800)
Repayments of long-term debt	(8,803)	(17,151)
Dividends to stockholders	(1,803)	(1,783)
Repurchase of common stock	(1,274)	(791)
Exercise of stock options	195

Net financing	(11,985)	(12,975)

Effect of exchange rate changes on cash and cash equivalents		11

Cash and cash equivalents
Net decrease	(2,312)	(3,412)
At beginning of year	16,288	17,738

At end of period	$13,976	$14,326

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,054	$1,109
Income taxes	3,657	3,432

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance, December 31, 2011	16,999	$207	$66,623	$45,282	$(32,623)	$(257)	$79,232
Net income				6,657			6,657
Common stock repurchases	(213)				(791)		(791)
Dividends to stockholders				(1,783)			(1,783)
Issuance of restricted stock awards	370		(3,231)		3,231		—
Stock-based compensation expense			983				983
Tax impact of stock-based compensation			(181)				(181)
Reclassification of amount included in net income						137	137
Foreign currency translation						12	12

Balance, June 30, 2012	17,156	$207	$64,194	$50,156	$(30,183)	$(108)	$84,266

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2012, the Company operated 483 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

As of June 30, 2012, the Company offers the installment loan product to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $750 to $3,000. The average principal amount for installment loans originated during the six months ended June 30, 2012 was approximately $563.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of June 30, 2012, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the six months ended June 30, 2012 was approximately $10,197 and the average term of the loan was 33 months.

On September 30, 2011, QC Canada Holdings Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based model into a leading platform in Canada. The acquisition of Direct Credit is part of the implementation of the Company’s strategy to diversify by increasing its product offerings and distribution, as well as by expanding its presence into international markets. See additional information in Note 3.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2012, and the results of operations and comprehensive income for the three and six months ended June 30, 2011 and 2012 and cash flows for the six months ended June 30, 2011 and 2012, in conformity with US GAAP. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

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

Accounting Reclassifications. Certain reclassifications have been made to prior period financial information to conform to the current presentation. On the Consolidated Balance Sheets and Statements of Cash Flows, amounts associated with inventory have been reclassified from prepaid expenses and other current assets to be separately presented. On the Consolidated Income Statements, amounts associated with installment loan fees have been reclassified from other revenues to be separately presented.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2011 and June 30, 2012, the Company had inventory of used vehicles and automotive parts totaling $3.0 million and $2.7 million, respectively. Management has determined that a valuation allowance is not necessary as of December 31, 2011 and June 30, 2012.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday or title loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	June 30,		June 30,
	2011	2012	2011	2012
Average amount of cash provided to customer	$375.09	$381.58	$375.71	$382.31
Average fee received by the Company	$56.75	$57.31	$56.93	$57.63
Average term of the loan (days)	17.5	18.0	17.4	17.9

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

The Company records a receivable in connection with the sale of an automobile or other vehicle at the face amount of the loan. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

When checks are presented to the bank for payment of payday loans and returned as uncollected, all accrued fees, interest and outstanding principal are charged-off as uncollectible, generally within 14 days after the due date. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, the Company stops accruing interest on installment loans between 60 to 90 days after the last payment. On automotive loans, the Company stops accruing interest on 60 days after the last payment.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2011 and June 30, 2012, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2011 and June 30, 2012, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2011 and June 30, 2012, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cash received from sale of payday loan receivables	$75	$164	$280	$280

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

Note 3 – Significant Business Transactions

Acquisition of Direct Credit Holdings. On September 30, 2011, QC Canada Holdings Inc, a wholly-owned subsidiary of the Company, acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The Company paid an aggregate initial consideration of $12.4 million. The Company also agreed to pay a supplemental earn-out payment to the extent Direct Credit’s EBITDA as specifically defined in the Stock Purchase Agreement (generally earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve-month period ending September 30, 2012.

The Company hired an independent appraiser to evaluate the fair value of the contingent consideration and the assets acquired and liabilities assumed. The contingent consideration and the estimated fair values of intangible assets acquired were fair value estimates obtained from an independent appraiser and were based on the information that was available to the Company as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of contingent consideration and of assets acquired and liabilities assumed, and the Company will continue to monitor during the measurement period (one year from the acquisition date) any new information obtained about facts and circumstances that were present at the acquisition date (including consideration of legal matters as discussed in Note 18). The Company has not provided pro forma information because the Company believes that the acquisition of Direct Credit is not material to the Company’s consolidated financial statements. The operating results of Direct Credit are included in the Company’s Consolidated Statements of Income as of the date of acquisition. The costs incurred for the acquisition of Direct Credit were expensed as incurred and these costs were not material to the Company’s consolidated financial statements.

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

The fair value of the contingent consideration arrangement at the acquisition date was $1.1 million, which was recorded in current liabilities. As of December 31, 2011 and June 30, 2012, the fair value of the contingent consideration liability was $1.1 million and $0, respectively. The fair value estimate at December 31, 2011 and June 30, 2012 was determined using a probability-weighted income approach to estimate fair value at each reporting date. During the three months and six months ended June 30, 2012, the Company recorded a reduction to the contingent consideration liability of approximately $379,000 and $1.1 million, respectively. These reductions are included as a gain in the other income component of the Consolidated Statements of Income. See additional information in Note 4.

Closure of Branches. During the first six months of 2012, the Company closed three of its lower performing branches in various states (which included one branch that was consolidated into a nearby branch). In addition, the Company decided during second quarter 2012 that it would close 17 branches in various states (primarily South Carolina) during third quarter 2012. The Company recorded approximately $328,000 in pre-tax charges during the six months ended June 30, 2012 associated with branch closures. The charges included a $140,000 loss for the disposition of fixed assets, $179,000 for lease terminations and other related occupancy costs and $9,000 for other costs.

During the first six months of 2011, the Company closed seven of its lower performing branches in various states (which included four branches that were consolidated into nearby branches). The Company recorded approximately $150,000 in pre-tax charges during the six months ended June 30, 2011 associated with these closures. The charges included a $71,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs and $5,000 for other costs.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of June 30, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Reductions	Balance at June 30, 2012
Lease and related occupancy costs	$90	$179	$(93)	$176
Other		9	(9)

Total	$90	$188	$(102)	$176

As of June 30, 2012, the balance of $176,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Gain on Settlement of Life Insurance. During second quarter 2012, the Company recognized a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. Consistent with applicable tax accounting rules and regulations, the Company did not record taxes in connection with this transaction.

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

The following table presents financial assets measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at Fair Value
Acquisition-related contingent consideration	$—	$—	$—	$—

Total	$—	$—	$—	$—

The following table presents financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Liability at Fair Value
Acquisition-related contingent consideration	$—	$—	$1,106	$1,106

Total	$—	$—	$1,106	$1,106

As discussed in Note 3 above, the Company agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations exceeds a defined target for the twelve-month period ending September 30, 2012. The acquisition-related contingent consideration was initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized as a gain or loss in the other income component of the Consolidated Statements of Income. The liability for this payment was classified as a Level 3 liability because the related fair value measurement, which is determined using a discounted probability-weighted approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to estimate the resulting EBITDA, and the applicable discount rate. When assessing the fair value of this contingent consideration on a quarterly basis, the Company evaluates the performance of the business during the period compared to previous expectations, along with any changes to our future projections, and updates the estimated EBITDA accordingly. In addition, the Company considers changes to our cost of capital and changes to the probability of achieving the earn-out payment targets when updating the discount rate on a quarterly basis. The analysis utilized weighted average inputs, including a risk-based discount rate of 29.5%, determined using a mix of cost of debt and risk-adjusted cost of capital reasonable for the company, and EBITDA growth year-to-year ranging from 9% to 42%, determined using various scenarios for the business. As a result of the quarterly analysis performed during the second quarter 2012, the Company determined that it was more likely than not that the EBITDA of Direct Credit for the twelve-month period ending September 30, 2012 would not exceed the defined target. As a result, the fair value of the contingent consideration was adjusted to $0 and the Company recognized a $1.1 million gain in other income for the six months ended June 30, 2012, of which $379,000 was recorded during second quarter 2012.

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Acquisition- related Contingent Consideration
Balance, beginning of period	$1,106
Adjustment	(1,106)

Balance, end of period	$—

The acquisition-related contingent consideration liability categorized as Level 3 for purposes of fair value determination was not material to the Company’s financial statements, and the sensitivity of such valuation to unobservable inputs was also believed to not be material.

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, plant, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. When the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate, impairment is recognized in an amount by which the carrying amount of the assets exceeds the fair value. There were no material impairments of non-financial assets for the three and six months ended June 30, 2011 and 2012, respectively.

Financial Assets Not Measured at Fair Value. The fair value of cash and cash equivalents and restricted cash, approximates carrying value.

The fair value of short-term payday, title, installment loans and open-end credit receivables, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value for the entire receivable portfolio in a negotiated third party transaction. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the carrying value at December 31, 2011 and June 30, 2012 will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2011 and June 30, 2012, the fair value of the automotive loan receivables was $11.7 million and $12.8 million, respectively. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. On September 30, 2011, the Company entered into an amendment of its credit facility whereby a $50 million term loan maturing December 2012 was replaced with a $32 million term loan that matures on September 30, 2014. As of December 31, 2011 and June 30, 2012, the balance of the three-year term loan was $31.7 million and $14.8 million, respectively. As of December 31, 2011 and June 30, 2012, the fair value of the three-year term loan was approximately $30.3 million and $14.1 million, respectively. In connection with entering into a new credit agreement in September 2011, the Company was required to issue $3.0 million of senior subordinated notes (see Note 12). The fair value of the subordinated notes as of December 31, 2011 and June 30, 2012 approximated the carrying value. If measured at fair value in the financial statements, long-term debt (including the current portion) and the subordinated debt would be classified as Level 2 in the fair value hierarchy.

Note 5 – Discontinued Operations

The Company closed two branches during the three and six months ended June 30, 2012 that were not consolidated into nearby branches and decided in second quarter 2012 that it would close 17 branches during third quarter 2012. During 2011, the Company closed 38 branches that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2011 and 2012 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total revenues	$1,637	$858	$3,095	$1,952
Provision for losses	985	594	1,257	1,357
Other operating expenses	1,183	737	2,767	1,389

Gross loss	(531)	(473)	(929)	(794)
Other, net	(4)	(116)	331	(117)

Loss before income taxes	(535)	(589)	(598)	(911)
Income tax benefit	206	227	230	351

Loss from discontinued operations	$(329)	$(362)	$(368)	$(560)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Income available to common stockholders:
Income from continuing operations	$356	$2,090	$5,685	$7,217
Discontinued operations, net of income tax	(329)	(362)	(368)	(560)

Net income	$27	$1,728	$5,317	$6,657

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,040	17,183	17,047	17,163
Dilutive effect of stock options and unvested restricted stock	92	60	57	22

Weighted average diluted common shares outstanding	17,132	17,243	17,104	17,185

Basic earnings per share:
Continuing operations	$0.02	$0.12	$0.32	$0.40
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)

Net income	$—	$0.10	$0.29	$0.37

Diluted earnings per share:
Continuing operations	$0.02	$0.12	$0.32	$0.40
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)

Net income	$—	$0.10	$0.29	$0.37

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2012, respectively, because they were anti-dilutive. Options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011, respectively, because they were anti-dilutive.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2012
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$36,002	$5,752	$1,979	$43,733
Provision for losses	8,092	1,570	557	10,219
Other expenses	16,989	3,870	801	21,660

Gross profit	10,921	312	621	11,854
Other, net (a)	(8,180)	(340)	(189)	(8,709)

Income (loss) from continuing operations before income taxes	$2,741	$(28)	$432	$3,145

	Three Months Ended June 30, 2011
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$37,093	$5,609	$—	$42,702
Provision for losses	8,424	1,563		9,987
Other expenses	16,357	3,754		20,111

Gross profit	12,312	292	—	12,604
Other, net (a)	(11,461)	(544)		(12,005)

Income (loss) from continuing operations before income taxes	$851	$(252)	$—	$599

	Six Months Ended June 30, 2012
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$73,481	$12,159	$3,996	$89,636
Provision for losses	12,345	2,460	1,167	15,972
Other expenses	34,524	8,131	1,538	44,193

Gross profit	26,612	1,568	1,291	29,471
Other, net (a)	(17,508)	(859)	350	(18,017)

Income from continuing operations before income taxes	$9,104	$709	$1,641	$11,454

	Six Months Ended June 30, 2011
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$75,278	$12,584	$—	$87,862
Provision for losses	12,225	2,493		14,718
Other expenses	33,559	8,496		42,055

Gross profit	29,494	1,595	—	31,089
Other, net (a)	(20,554)	(1,113)		(21,667)

Income from continuing operations before income taxes	$8,940	$482	$—	$9,422

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $379,000 and $1.1 million for the three and six months ended June 30, 2012, respectively, due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2011	June 30, 2012
Financial Services	$118,812	$106,544
Automotive	19,791	20,953
E-Lending	14,626	15,034

Balance, end of period	$153,229	$142,531

The operations of the Financial Services and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
June 30, 2012:
Current portion:
Total loans, interest and fees receivable	$46,844	$9,949	$10,350	$640	$67,783
Less: allowance for losses	(1,280)	(2,190)	(1,994)	(240)	(5,704)

Loans, interest and fees receivable, net	$45,564	$7,759	$8,356	$400	$62,079

Non-current portion:
Total loans, interest and fees receivable	$—	$9,781	$499	$—	$10,280
Less: allowance for losses		(2,160)	(74)		(2,234)

Loans, interest and fees receivable, net	$—	$7,621	$425	$—	$8,046

	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
December 31, 2011:
Current portion:
Total loans, interest and fees receivable	$55,706	$9,037	$8,426	$196	$73,365
Less: allowance for losses	(1,548)	(2,100)	(2,260)	(100)	(6,008)

Loans, interest and fees receivable, net	$54,158	$6,937	$6,166	$96	$67,357

Non-current portion:
Total loans, interest and fees receivable	$—	$9,039	$—	$—	$9,039
Less: allowance for losses		(2,100)			(2,100)

Loans, interest and fees receivable, net	$—	$6,939	$—	$—	$6,939

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

The Company had $6.6 million in automotive loans receivable past due as of June 30, 2012 and approximately 18.0% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $1.2 million on non-accrual status as of June 30, 2012. With respect to installment loans, the Company had approximately $2.0 million in installment loans receivable past due as of June 30, 2012 and approximately 10.2% of this amount was more than 60 days past due.

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

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Allowance for loan losses
Balance, beginning of period	$5,690	$6,545	$7,150	$8,108
Charge-offs	(15,531)	(15,600)	(31,097)	(32,098)
Recoveries	6,946	6,746	16,430	15,599
Provision for losses	10,345	10,247	14,967	16,329

Balance, end of period	$7,450	$7,938	$7,450	$7,938

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$820	$3,760	$1,805	$160	$6,545
Charge-offs (a)	(11,901)	(981)	(2,507)	(211)	(15,600)
Recoveries	6,277		409	60	6,746
Provision for losses	6,083	1,571	2,362	231	10,247

Balance, end of period	$1,279	$4,350	$2,069	$240	$7,938

	Six Months Ended June 30, 2012
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,548	$4,200	$2,260	$100	$8,108
Charge-offs (a)	(23,958)	(2,311)	(5,493)	(336)	(32,098)
Recoveries	14,361		1,112	126	15,599
Provision for losses	9,328	2,461	4,190	350	16,329

Balance, end of period	$1,279	$4,350	$2,069	$240	$7,938

(a)	The charge-offs for automotive loans are net of recovered collateral.

Note 9 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Credit services fees	$1,642	$1,547	$3,499	$3,355
Check cashing fees	927	813	2,206	1,871
Title loan fees	1,269	697	2,528	1,370
Open-end credit fees		196		333
Other fees	593	620	1,261	1,340

Total	$4,431	$3,873	$9,494	$8,269

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Buildings	$3,262	$3,262
Leasehold improvements	19,635	19,365
Furniture and equipment	23,517	24,525
Land	512	512
Vehicles	1,031	1,015

	47,957	48,679
Less: Accumulated depreciation and amortization	(36,196)	(37,202)

Total	$11,761	$11,477

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2011, the balance of the deferred liability was approximately $325,000, which consisted of $269,000 classified as a non-current liability. As of June 30, 2012, the balance of the deferred liability was approximately $297,000, which consisted of $242,000 classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2011	June 30, 2012
Balance at beginning of period	$16,491	$23,958
Acquisition of Direct Credit	7,557
Adjustment to purchase price allocation of Direct Credit		14
Effect of foreign currency translation	45	32
Sale of branch	(135)

Balance at end of period	$23,958	$24,004

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2011	June 30, 2012
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,510	1,510

	5,776	5,776
Non-amortized intangible assets:
Trade names	2,016	2,016

Gross carrying amount	7,792	7,792
Effect of foreign currency translation		21
Less: Accumulated amortization	(2,257)	(3,067)

Net intangible assets	$5,535	$4,746

Intangible assets at December 31, 2011 and June 30, 2012 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months and six months ended June 30, 2012 was approximately $401,000 and $810,000 respectively. Amortization of intangible assets for the three months and six months ended June 30, 2011 was approximately $188,000 and $400,000, respectively. Annual amortization and interest expense for intangible assets recorded as of December 31, 2011 was estimated to be $1.5 million for 2012, $1.2 million for 2013, $850,000 for 2014 and $4,500 for 2015.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011	June 30, 2012
Term loan	$31,684	$14,724
Subordinated debt	3,030	3,091
Revolving credit facility	14,500	21,250

Total debt	49,214	39,065
Less: debt due within one year	(34,990)	(35,974)

Total non-current debt	$14,224	$3,091

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

Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board and Chief Executive Officer of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2011 and June 30, 2012, the balance of the subordinated notes was approximately $3.0 million and $3.1 million, respectively.

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

Interest rate swap. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. For the three and six months ended June 30, 2011, the Company recorded an unrealized gain on the interest rate swap agreement in other comprehensive income of $118,000 and $308,000, respectively. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and will be amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in December 2012. For the three and six months ended June 30, 2012, the Company has recorded interest expense totaling approximately $68,000 and $137,000, respectively related to the termination of the swap.

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three and six months ended June 30, 2011 and 2012 (in thousands).

	Gain (Loss) Recognized in OCI
Derivatives Designated as Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Instruments under ASC Topic 815	2011	2012	2011	2012
Cash flow hedges:
Loss recognized in other comprehensive income	$(38)	$—	$(55)	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	156	68	363	137

Total	$118	$68	$308	$137

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 37.0% for the six months ended June 30, 2012 compared to 39.7% for the six months ended June 30, 2011.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $193,000 and $219,000 as of December 31, 2011 and June 30, 2012, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2012.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of June 30, 2012:

	Federal	State and Foreign
Statute remains open	2008-2011	2007-2011
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2011 and June 30, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $90,000 as of December 31, 2011 and $60,000 as of June 30, 2012.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Allowance for loan losses
Balance, beginning of period	$50	$40	$100	$90
Charge-offs	(743)	(767)	(1,446)	(1,514)
Recoveries	156	221	428	484
Provision for losses	627	566	1,008	1,000

Balance, end of period	$90	$60	$90	$60

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2012, the Company had repurchased 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program, which expires on June 30, 2013.

Dividends. On April 26, 2012, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on May 29, 2012 to stockholders of record as of May 15, 2012. The total amount of the dividend paid was approximately $890,000. For the six months ended June 30, 2012, the Company has paid approximately $1.8 million in dividends on its common stock.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Employee stock-based compensation:
Stock options	$96	$50	$193	$113
Restricted stock awards	406	321	798	689

	502	371	991	802
Non-employee director stock-based compensation:
Restricted stock awards			183	181

Total	$502	$371	$1,174	$983

Stock Option Grants. The Company did not grant stock options during first six months of 2012. As of June 30, 2012, the Company had 2.7 million stock options outstanding with a weighted average exercise price of $9.83. As of June 30, 2012 the Company had 2.5 million stock options exercisable with a weighted average exercise price of $10.11.

Restricted Stock. During first quarter 2012, the Company granted 52,500 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $181,000, which the Company recognized as stock-based compensation expense in the first quarter 2012.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2012 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2012	928,061	$4.76
Granted	52,500	3.45
Vested	(369,938)	4.93
Forfeited	(3,145)	4.28

Non-vested balance, June 30, 2012	607,478	$4.55

As of June 30, 2012, there was $2.1 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.9 years.

Other Long-term Incentive Compensation. In 2012, the Company adopted a new Long-Term Incentive Plan, which covers all executive officers, other than its Chairman of the Board and our Vice Chairman of the Board. The annual long-term incentive awards (LTI Awards) are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

Effective as of January 1, 2012, the Company granted Performance Units to various officers under the new Long-Term Incentive Plan. The value of the Performance Units will be based upon a performance measure established by our compensation committee. The performance measure for 2012 is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of June 30, 2012, the balance of the non-current liability for the Performance Units was approximately $167,000. For the three and six months ended June 30, 2012, the Company recognized compensation expense of $84,000 and $167,000, respectively, related to the Performance Units. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of June 30, 2012, the total unrecognized compensation costs related to the Performance Units was approximately $834,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.5 years.

Effective as of January 1, 2012, the Company granted 92,452 cash-based RSUs to various officers under the new Long-Term Incentive Plan. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of June 30, 2012, the balance of the non-current liability for RSUs was approximately $67,000. For the three and six months ended June 30, 2012, the Company recognized $33,000 and $67,000, respectively, in compensation expense related to the RSUs. As of June 30, 2012, the total unrecognized compensation costs related to the RSUs was $335,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.5 years.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 21%, 14%, 5%, respectively, of total revenues for the six months ended June 30, 2012. Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 30%, 16% and 7%, respectively, of total branch gross profit for the six months ended June 30, 2012. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. For the six months ended June 30, 2012, revenues and gross profit from Illinois declined by $2.2 million and $1.5 million from the six months ended June 30, 2011. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of the Company’s revenues and gross profits.

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. We expect the validation process and any related legal actions to be completed over the next one to two months. The outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative.

If this voter initiative is placed on the ballot and the measure passes, the Company would be unable to operate its payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on its results of operations. In 2011, Missouri branches accounted for approximately 23% and 34% of revenues and gross profits, respectively. If the Company closed its Missouri branches, hundreds of jobs across the state would be eliminated, lease obligations would be terminated and other cost-reducing measures would be instituted. The loss of revenues and gross profit would likely cause the Company to violate one or more of the financial covenants under its current credit agreement and subordinated notes and would likely result in an immediate termination of the regular cash dividend on the Company’s common stock. The Company would expect to manage any credit facility violations with its partner banks to mitigate the impact to operations and future liquidity and capital needs. Note, however, that the Company cannot predict the outcome of any discussions and negotiations with the Company’s partner banks in the event of a default.

Note 20 – Subsequent Events

Dividends. On July 30, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on August 30, 2012 to stockholders of record as of August 16, 2012. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

We derive our revenues largely by providing short-term consumer loans, known as payday loans, which represented approximately 66.7% of our total revenues for the six months ended June 30, 2012. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 483 branches in 24 states at June 30, 2012. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We currently offer installment loans to customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the amounts that we advance under an installment loan range from $750 to $3,000. The average principal amount for installment loans originated during the first six months of 2012 was approximately $563.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of June 30, 2012, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during six months ended June 30, 2012 was approximately $10,197 and the average term of the loan was 33 months.

On September 30, 2011, QC Canada Holdings Inc, our wholly-owned subsidiary, acquired 100% of the outstanding stock of Direct Credit Holdings Inc. (Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing our product offerings and distribution, as well as expanding our presence into international markets.

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

We also evaluate our Financial Services branches, automotive locations, and our Direct Credit operations based on revenue growth and loss ratio (which is losses as a percentage of revenues). With respect to our branch network, we also consider the length of time the branch has been open and its geographic location. We monitor newer branches for their progress to profitability and rate of loan growth.

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

	2007	2008	2009	2010	2011	June 30, 2012
Beginning branch locations	613	596	585	556	523	482
De novo branches opened during period	20	12	3	1	2	4
Acquired branches during period	13	1
Branches closed/sold during period (a)	(50)	(24)	(32)	(34)	(43)	(3)

Ending branch locations	596	585	556	523	482	483

(a)	The branches closed during six months ended June 30, 2012 does not include 17 branches that we announced we would close during third quarter 2012. However, these branches are included as part of discontinued operations in our results for the six months ended June 30, 2012.

We intend to evaluate opportunities for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses. During the second half of 2012, we expect to open five branches providing short-term loan products.

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the Community Financial Services Association. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past few years, legislatures in certain states (and voter initiatives in a few states) have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states unless other transaction fees may be charged to the customer.

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

•

In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Results in 2012 are slightly ahead of 2011, but we do not expect profitability to return to levels experienced prior to the expiration of the payday law.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We expect the net impact of the Illinois law change to reduce revenues by approximately $2.0 million to $3.0 million and to reduce branch gross profit by $1.5 million to $2.0 million during 2012 compared to 2011.

There is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. We expect the validation process and any related legal action to be completed over the next one to two month. The outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative.

If this voter initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on our results of operations. In 2011, our Missouri branches accounted for approximately 23% and 34% of our revenues and gross profits, respectively. If we closed our Missouri branches, hundreds of jobs across the state would be eliminated, lease obligations would be terminated and other cost-reducing measure would be instituted. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock. We would expect to manage any credit facility violations with our partner banks to mitigate the impact to operations and future liquidity and capital needs. Note, however, that we cannot predict the outcome of any discussions and negotiations with our partner banks in the event of a default.

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

The following table sets forth our results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$28,413	$29,335	66.5%	67.1%
Automotive sales, interest and fees	5,610	5,752	13.1%	13.2%
Installment interest and fees	4,248	4,773	9.9%	10.9%
Other	4,431	3,873	10.5%	8.8%

Total revenues	42,702	43,733	100.0%	100.0%

Operating expenses
Salaries and benefits	8,853	10,085	20.7%	23.1%
Provision for losses	9,987	10,219	23.4%	23.4%
Occupancy	4,821	4,994	11.3%	11.4%
Cost of automotive sales	2,930	2,760	6.9%	6.3%
Depreciation and amortization	647	578	1.5%	1.3%
Other	2,860	3,243	6.7%	7.4%

Total operating expenses	30,098	31,879	70.5%	72.9%

Gross profit	12,604	11,854	29.5%	27.1%
Regional expenses	3,460	3,149	8.1%	7.2%
Corporate expenses	7,591	4,397	17.8%	10.1%
Depreciation and amortization	472	490	1.1%	1.1%
Interest expense	465	895	1.1%	2.0%
Other expense (income), net	17	(222)	0.0%	(0.5)%

Income from continuing operations before income taxes	599	3,145	1.4%	7.2%
Provision for income taxes	243	1,055	0.6%	2.4%

Income from continuing operations	356	2,090	0.8%	4.8%
Loss from discontinued operations, net of income tax	329	362	0.7%	0.8%

Net income	$27	$1,728	0.1%	4.0%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012
Financial Services Branch Information:
Number of branches, beginning of period	501	483
De novo branches opened	2	2
Branches scheduled to close		(17)
Branches closed	(4)	(2)

Number of branches, end of period	499	466

Average number of branches open during period (excluding branches reported as discontinued operations)	461	465

Average revenue per branch (in thousands)	$80	$77
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$196,730	$204,573
Average loan (principal plus fee)	375.09	381.58
Average fees per loan	56.75	57.31
Average fee rate per $100	17.83	17.67
Installment Loans:
Installment loan volume (in thousands)	$8,383	$11,083
Average loan (principal)	509.03	568.62
Average term (days)	182	187
Automotive Loans:
Automotive loan volume (in thousands)	$4,313	$4,380
Average loan (principal)	9,801	10,454
Average term (months)	33	34
Locations, end of period	5	5

Income from Continuing Operations. For the three months ended June 30, 2012, income from continuing operations was $2.1 million compared to $356,000 for the same period in 2011. The results for the three months ended June 30, 2012 included a $739,000 gain on the cash settlement of an expiring life insurance policy. The results for the three months ended June 30, 2011 included a $2.0 million legal settlement expense. A discussion of the various components of net income follows.

Revenues. For the three months ended June 30, 2012, revenues were $43.7 million, an increase of 2.3% from $42.7 million during the three months ended June 30, 2011. The improvement is due to the inclusion of fees and interest of approximately $2.0 million from our Canadian online lending subsidiary (Direct Credit), which was acquired on September 30, 2011. The revenue increase attributable to Direct Credit was partially offset by a $1.1 million decline in payday loan revenues from our financial services segment compared to prior year’s second quarter. The majority of this decline in payday revenues was due to a new payday loan law in Illinois that became effective in March 2011. The new law imposes customer usage restrictions that negatively affect revenues and profitability. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, thereby extending the time period over which the negative effects of the new law occurred. Our branches located in Missouri also experienced lower payday revenues compared to prior year, which we believe is attributable to customer uncertainty regarding the ongoing availability of the payday product given the well-publicized efforts of industry opponents to eliminate the product through a ballot referendum in November’s election.

Revenues from our payday loan product represent our largest source of revenues and were approximately 67.1% of total revenues for the three months ended June 30, 2012. With respect to payday loan volume, we originated approximately $204.6 million in loans during second quarter 2012, which was an increase of 4.0% from the $196.7 million during 2011. This increase is primarily attributable to the inclusion of volume from Direct Credit. The average payday loan (including fee) totaled $381.58 in second quarter 2012 versus $375.09 during second quarter 2011. Average fees received from customers per loan increased from $56.75 in second quarter 2011 to $57.31 in second quarter 2012. In our Financial Services branches, our average fee rate per $100 for second quarter 2012 was $17.44 compared to $17.83 in 2011.

The following table summarizes other revenues:

	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Credit services fees	$1,642	$1,547	3.8%	3.5%
Check cashing fees	927	813	2.2%	1.9%
Title loan fees	1,269	697	3.0%	1.6%
Open-end credit fees		196	0.0%	0.4%
Other fees	593	620	1.5%	1.4%

Total	$4,431	$3,873	10.5%	8.8%

Revenues from credit service fees, check cashing, title loans and other sources totaled $3.9 million during second quarter 2012, down approximately $500,000 from $4.4 million in the comparable prior year quarter, generally reflecting reduced demand for the various types of products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended June 30, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Revenues			Average Revenue/Branch/Month
	Branches	2011	2012	% Change	2011	2012
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	31	$4,561	$4,090	(10.3)%	$49	$44
1999	36	3,817	3,817	0.0%	35	35
2000	45	4,229	3,801	(10.1)%	31	28
2001	28	2,224	2,223	(0.1)%	26	26
2002	43	3,355	3,072	(8.4)%	26	24
2003	36	2,482	2,487	0.2%	23	23
2004	53	3,671	3,604	(1.8)%	23	23
2005	115	7,976	7,945	(0.4)%	23	23
2006	52	2,984	2,966	(0.6)%	19	19
2007	11	986	926	(6.0)%	30	28
2008	8	434	455	4.8%	18	19
2009	1	63	68	7.6%	21	23
2010	1	56	71	27.7%	19	24
2011	2	84	200	(b )	14	33
2012	4		64	(b )		5

Sub-total	466	36,922	35,789	(3.1)%	$26	$26

Consolidated branches (a)		139
Automotive branches	5	5,609	5,752		$374	$383
Direct Credit			1,979
Other		32	213

Total		$42,702	$43,733	2.4%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

Operating Expenses. Total operating expenses increased $1.8 million, from $30.1 million during second quarter 2011 to $31.9 million in second quarter 2012. Total operating costs, exclusive of loan losses, increased from $20.1 million during second quarter 2011 to $21.7 million in second quarter 2012. The increase was primarily due to the inclusion of Direct Credit, as well as an increase in healthcare-related costs.

The provision for losses increased from $10.0 million in second quarter 2011 to $10.2 million during second quarter 2012. Our loss ratio was 23.4% in both second quarter 2011 and second quarter 2012. Our charge-offs as a percentage of revenue were 35.7% during second quarter 2012 compared to 35.9% during second quarter 2011. Our collections as a percentage of charge-offs were 43.6% during second quarter 2012 compared to 45.2% during second quarter 2011. In addition, we received cash of approximately $164,000 from the sale of certain payday loan receivables during second quarter 2012 that had previously been written off compared to $75,000 during second quarter 2011.

Gross Profit. The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended June 30, 2011 and 2012 based on the year that a branch was opened or acquired.

		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Year Opened/Acquired	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)
Financial Services Branches:
Pre - 1999	31	$2,181	$1,814	47.8%	44.4%	18.8%	19.0%
1999	36	1,471	1,282	38.5%	33.6%	17.5%	20.4%
2000	45	1,511	1,086	35.7%	28.6%	24.3%	28.2%
2001	28	664	779	29.8%	35.1%	23.9%	19.0%
2002	43	794	575	23.7%	18.7%	31.0%	31.8%
2003	36	601	657	24.2%	26.4%	26.1%	22.9%
2004	53	1,129	1,110	30.8%	30.8%	20.8%	19.5%
2005	115	2,184	2,162	27.4%	27.2%	24.1%	23.0%
2006	52	485	641	16.3%	21.6%	26.4%	21.7%
2007	11	287	220	29.1%	23.7%	27.1%	27.0%
2008	8	115	118	26.4%	26.0%	17.1%	19.2%
2009	1	24	14	37.2%	20.5%	14.2%	30.2%
2010	1	3	27	5.8%	37.9%	31.6%	11.7%
2011	2	(3)	71	(3.2)%	35.3%	19.5%	18.1%
2012	4		(96)	(c )	(c )		(c )

Sub-total	466	11,446	10,460	31.0%	29.2%	23.4%	23.0%

Consolidated branches (a)		(34)	(35)
Automotive branches	5	292	312	5.1%	5.4%	27.9%	27.3%
Direct Credit			621		31.4%		28.1%
Other (b)		900	496

Total		$12,604	$11,854	29.5%	27.1%	23.4%	23.4%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $164,000 and $75,000 for the three months ended June 30, 2012 and 2011, respectively.
(c)	Not meaningful.

Gross profit was $11.9 million in second quarter 2012 versus $12.6 million in second quarter 2011. The decrease in gross profit quarter-to-quarter was primarily attributable to the changes in the Illinois law, partially offset by the addition of Direct Credit. Branch gross margin, which is branch gross profit as a percentage of revenues, was 27.1% during second quarter 2012 compared to 29.5% during second quarter 2011. The gross margin for Financial Services branches in 2011 was 29.2% in second quarter 2012 compared to 31.0% in 2011.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $11.1 million in second quarter 2011 to $7.5 million in second quarter 2012. The second quarter of 2012 includes a $739,000 gain associated with the settlement of an expiring life insurance policy. Second quarter 2011 includes a $2.0 million legal settlement expense. The overall decline in regional and corporate expenses was also attributable to lower legal and other professional expenses quarter-to quarter.

Interest Expense. Interest expense increased by approximately $430,000 from $465,000 during second quarter 2011 to $895,000 during second quarter 2012. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Other Expense (Income), Net. For the three months ended June 30, 2012, other income was approximately $222,000 compared to other expense of $17,000 in prior year’s second quarter. The change is largely due to a reduction in the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with our acquisition of Direct Credit.

Income Tax Provision. The effective income tax rate for the second quarter 2012 was 33.5% compared to 40.6% in the prior year’s second quarter. The reduced rate is due to the favorable tax treatment associated with the gain realized in connection with the cash settlement of the expiring life insurance. We expect our effective tax rate for 2012 to be in the range of 37.0% to 39.0%.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

The following table sets forth our results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$57,051	$59,779	64.9%	66.7%
Automotive sales, interest and fees	12,585	12,159	14.3%	13.6%
Installment interest and fees	8,732	9,429	9.9%	10.5%
Other	9,494	8,269	10.9%	9.2%

Total revenues	87,862	89,636	100.0%	100.0%

Operating expenses
Salaries and benefits	18,596	20,228	21.2%	22.6%
Provision for losses	14,718	15,972	16.8%	17.8%
Occupancy	9,681	10,129	11.0%	11.3%
Cost of automotive sales	6,737	5,938	7.7%	6.6%
Depreciation and amortization	1,323	1,179	1.5%	1.3%
Other	5,718	6,719	6.4%	7.5%

Total operating expenses	56,773	60,165	64.6%	67.1%

Gross profit	31,089	29,471	35.4%	32.9%
Regional expenses	6,768	6,232	7.7%	7.0%
Corporate expenses	12,644	10,012	14.4%	11.2%
Depreciation and amortization	1,175	1,031	1.3%	1.2%
Interest expense	1,059	1,915	1.2%	2.1%
Other expense (income), net	21	(1,173)	0.0%	(1.3)%

Income from continuing operations before income taxes	9,422	11,454	10.8%	12.7%
Provision for income taxes	3,737	4,237	4.3%	4.7%

Income from continuing operations	5,685	7,217	6.5%	8.0%
Loss from discontinued operations, net of income tax	368	560	0.4%	0.6%

Net income	$5,317	$6,657	6.1%	7.4%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2011 and 2012:

	June 30,
	2011	2012
Financial Services Branch Information:
Number of branches, beginning of period	523	482
De novo branches opened	2	4
Branches scheduled to close		(17)
Branches closed	(26)	(3)

Number of branches, end of period	499	466

Average number of branches open during period (excluding branches reported as discontinued operations)	461	464

Average revenue per branch (in thousands)	$163	$158
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$382,935	$470,102
Average loan (principal plus fee)	375.71	382.31
Average fees per loan	56.93	57.63
Average fee rate per $100	17.86	17.75
Installment Loans:
Installment loan volume (in thousands)	$15,572	$19,207
Average loan (principal)	511.99	563.26
Average term (days)	219	186
Automotive Loans:
Automotive loan volume (in thousands)	$9,865	$9,422
Average loan (principal)	9,816	10,197
Average term (months)	34	33
Locations, end of period	5	5

Income from Continuing Operations. For the six months ended June 30, 2012, income from continuing operations was $7.2 million compared to $5.7 million for the same period in 2011. A discussion of the various components of net income follows.

Revenues. For the six months ended June 30, 2012, revenues were $89.6 million, an increase of 1.9% from $87.9 million during the six months ended June 30, 2011. The improvement is due to the inclusion of fees and interest of approximately $4.0 million from our Canadian online lending subsidiary (Direct Credit) which was acquired on September 30, 2011. The revenue increase attributable to Direct Credit was partially offset by reduced payday loan volumes period-to-period in our Financial Services branches in Illinois and Missouri as noted above in the quarterly discussion.

Revenues from our payday loan product represent our largest source of revenues and were approximately 66.7% of total revenues for the six months ended June 30, 2012. With respect to payday loan volume, we originated approximately $470.1 million in loans during six months ended June 30, 2012, which was an increase of 22.8% from the $382.9 million during the same period in 2011. This increase is primarily attributable to the inclusion of volume from Direct Credit. The average payday loan (including fee) totaled $382.31 during first six months of 2012 versus $375.71 in comparable 2011. Average fees received from customers per loan increased from $56.93 during first six months of 2011 to $57.63 during first six months of 2012. In our Financial Services branches, our average fee rate per $100 for the first six months of 2012 was $17.52 compared to $17.86 in 2011.

The following table summarizes other revenues:

	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Credit services fees	$3,499	$3,355	4.0%	3.7%
Check cashing fees	2,206	1,871	2.5%	2.1%
Title loan fees	2,528	1,370	2.9%	1.5%
Open-end credit fees		333	0.0%	0.4%
Other fees	1,261	1,340	1.5%	1.5%

Total	$9,494	$8,269	10.9%	9.2%

Revenues from credit service fees, check cashing, title loans and other sources totaled $8.3 million during first six months of 2012, down approximately $1.2 million from $9.5 million during the same period in the prior year, generally reflecting reduced demand for the various products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the six months ended June 30, 2011 and 2012 based on the year that a branch was opened or acquired.

		Revenues			Average Revenue/Branch/Month
Year Opened/Acquired	Branches	2011	2012	% Change	2011	2012
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	31	$9,217	$8,405	(8.8)%	$50	$45
1999	36	7,709	7,827	1.5%	36	36
2000	45	8,653	7,724	(10.7)%	32	29
2001	28	4,582	4,615	0.7%	27	27
2002	43	6,946	6,219	(10.5)%	27	24
2003	36	5,005	5,120	2.3%	23	24
2004	53	7,363	7,321	(0.6)%	23	23
2005	115	16,215	16,402	1.1%	24	24
2006	52	5,861	6,077	3.7%	19	19
2007	11	1,946	1,852	(4.8)%	29	28
2008	8	856	914	6.7%	18	19
2009	1	126	120	(4.5)%	21	20
2010	1	118	144	22.5%	20	24
2011	2	84	404	0%	7	34
2012	4		69	(b )		0

Sub-total	466	74,681	73,213	(2.0)%	$27	$26

Consolidated branches (a)		534
Automotive branches	5	12,585	12,159		$420	$405
Direct Credit			3,996
Other		62	268

Total		$87,862	$89,636	2.0%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during second half 2012 due to high unemployment rates, low consumer spending and weak consumer confidence. For the six months ended June 30, 2012, revenues and gross profit from Illinois declined by $2.2 million and $1.5 million from the same period in the prior year. We believe the impact from the Illinois law change (as discussed earlier) will be less pronounced in the last half of 2012 as customers have adapted to the new product and its requirements. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above to reduce revenues by $2.0 million to $3.0 million and reduce branch gross profit by $1.5 million to $2.0 million during the year ending December 31, 2012 compared to 2011. The inclusion of Direct Credit for a full year and continued diversification efforts within our Financial Services branches are expected to help offset the declines from the negative legislative changes.

Operating Expenses. Total operating expenses increased by $3.4 million, from $56.8 million during first six months of 2011 to $60.2 million during first six months of 2012. Total operating costs, exclusive of loan losses, increased from $42.1 million during first six months 2011 to $44.2 during first six months 2012. The increase was primarily due to the inclusion of Direct Credit, higher healthcare-related costs and typical annual rent increases.

The provision for losses increased from $14.7 for the six months ended June 30, 2011 to $16.0 million for the six months ended June 30, 2012. Our loss ratio was 16.8% during first six months of 2011 versus 17.8% during first six months of 2012. The increase in the loss ratio from 2011 to 2012 was primarily attributable to the inclusion of Direct Credit and a lower collection rate of returned items. Our charge-offs as a percentage of revenue were 35.6% during six months ended June 30, 2012 compared to 35.2% during the same period in 2011. Our collections as a percentage of charge-offs were 49.1% during first six months of 2012 compared to 52.7% during first six months of 2011. In addition, we received cash of approximately $280,000 from the sale of certain payday loan receivables during first six months of 2012 that had previously been written off as well as $280,000 during the same period in 2011.

Gross Profit. The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the six months ended June 30, 2011 and 2012 based on the year that a branch was opened or acquired.

		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Year Opened/Acquired	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)
Financial Services Branches:
Pre - 1999	31	$4,872	$4,255	52.9%	50.6%	13.6%	13.7%
1999	36	3,138	3,026	40.7%	38.7%	14.1%	16.2%
2000	45	3,637	2,853	42.0%	36.9%	18.8%	20.0%
2001	28	1,715	1,791	37.4%	38.8%	18.0%	15.9%
2002	43	2,299	1,724	33.1%	27.7%	22.6%	23.0%
2003	36	1,653	1,651	33.0%	32.2%	17.2%	18.4%
2004	53	2,821	2,663	38.3%	36.4%	13.1%	14.6%
2005	115	5,409	5,432	33.4%	33.1%	18.3%	17.9%
2006	52	1,382	1,589	23.6%	26.1%	18.1%	17.9%
2007	11	685	602	35.2%	32.5%	20.2%	18.5%
2008	8	279	290	32.6%	31.7%	9.3%	12.2%
2009	1	51	30	40.3%	24.7%	13.2%	22.9%
2010	1	25	55	20.8%	38.5%	20.3%	11.1%
2011	2	(13)	155	(15.5)%	38.2%	19.5%	15.7%
2012	4		(221)		(c )		(c )

Sub-total	466	27,953	25,895	37.4%	35.4%	17.1%	17.4%

Consolidated branches (a)		140	(54)
Automotive branches	5	1,595	1,568	12.6%	12.8%	19.8%	20.2%
Direct Credit			1,291		32.3%		29.2%
Other (b)		1,401	771

Total		$31,089	$29,471	35.4%	32.9%	16.8%	17.8%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $280,000 and $280,000 for the six months ended June 30, 2012 and 2011, respectively.
(c)	Not meaningful.

Gross profit was $29.5 million during first six months of 2012 versus $31.1 million in the same period of the prior year. Branch gross margin, which is branch gross profit as a percentage of revenues, was 32.9% during first six months of 2012 compared to 35.4% during first six months of 2011. The decrease period-to-period was primarily attributable to the changes in the Illinois law. The gross margin for Financial Services comparable branches was 36.2% for the six months ended June 30, 2012 compared to 39.2% during the same period in 2011.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $19.4 million for the six months ended June 30, 2011 to $16.2 million for the six months ended June 30, 2012, for the same reasons noted in the quarterly discussion above.

Interest Expense. Interest expense increased by approximately $800,000 from $1.1 million during first six months of 2011 to $1.9 million during first six months of 2012. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Other Expense (Income), Net. For the six months ended June 30, 2012, other income included a gain of $1.1 million due to the reduction of the contingent consideration liability associated with the acquisition of Direct Credit as noted above.

Income Tax Provision. The effective income tax rate for the first six months of 2012 was 37.0% compared to 39.7% in the same period of the prior year. The reduced rate in 2012 is due to the favorable tax treatment associated with the gain realized in connection with the cash settlement of the expiring life insurance. We expect our effective tax rate for 2012 to be in the range of 37.0% to 39.0%.

Discontinued Operations. We closed two branches during the first six months of 2012 that were not consolidated into nearby branches and we decided we would close 17 branches (primarily located in South Carolina) during third quarter 2012. During 2011, we closed 38 branches that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2011 and 2012 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total revenues	$1,637	$858	$3,095	$1,952
Provision for losses	985	594	1,257	1,357
Other branch expenses	1,183	737	2,767	1,389

Branch gross loss	(531)	(473)	(929)	(794)
Other, net	(4)	(116)	331	(117)

Loss before income taxes	(535)	(589)	(598)	(911)
Income tax benefit	206	227	230	351

Loss from discontinued operations	$(329)	$(362)	$(368)	$(560)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2011	2012
Cash flows provided by (used for):
Operating activities	$10,262	$9,337
Investing activities	(589)	215
Financing activities	(11,985)	(12,975)
Effect of exchange rate on cash and cash equivalents		11

Net decrease in cash and cash equivalents	(2,312)	(3,412)
Cash and cash equivalents, beginning of year	16,288	17,738

Cash and cash equivalents, end of period	$13,976	$14,326

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

Net cash provided by operating activities for the six months ended June 30, 2012 was $9.3 million compared to $10.3 million during first six months of 2011. The increase in net income period-to-period was offset by changes in working capital items.

Investing activities for each period were as follows:

•

Net cash provided by investing activities for the six months ended June 30, 2012 was $215,000 which included proceeds of $739,000 from the settlement of a life insurance policy and a $1.1 million change in the restricted cash balance. These items were partially offset by capital expenditures of $1.6 million. The capital expenditures primarily included $728,000 for technology and other furnishings at the corporate office and $704,000 for technology improvements with respect to Direct Credit.

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

Financing activities for each period were as follows:

•

Net cash used for financing activities for the six months ended June 30, 2012 was $13.0 million, which primarily consisted of $15.8 million in repayments of indebtedness under the revolving credit facility, $17.2 million in repayments on the term loan, $1.8 million in dividend payments to stockholders and $791,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $22.6 million under the revolving credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2012. Expected short-term uses of cash include funding of any increases in short-term installment and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and small acquisitions, if any. We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility or an additional term loan under an amended credit facility. As noted above, under our current credit agreement, we are required to make mandatory repayments on the term loan. We expect the amounts of mandatory repayments will be at higher levels than under the prior credit agreement. In addition, the revolving portion of the credit agreement was reduced from $45 million to $27 million. As a result, our ability to pursue business opportunities may be more constrained than in previous years.

As discussed above, there is an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which ballot initiative effort is intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. These supporters claim that they have submitted a sufficient number of valid signatures to require the Missouri Secretary of State to include the initiative on the November statewide ballot. We expect the validation process and any related legal matters to be completed over the next one to two months. The outcome of this process is uncertain. There are various legal proceedings that are pending or expected with respect to the validity of the proposed ballot initiative.

If this voter initiative is placed on the ballot and the measure passes, we would be unable to operate our payday loan branches in Missouri and would be forced to close those locations in the state, which would have a material adverse effect on our results of operations. In 2011, our Missouri branches accounted for approximately 23% and 34% of our revenues and gross profits, respectively. If we closed our Missouri branches, hundreds of jobs across the state would be eliminated, lease obligations would be terminated and other cost-reducing measures would be instituted. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock. We would expect to manage any credit facility violations with our partner banks to mitigate the impact to operations and future liquidity and capital needs. Note, however, that we cannot predict the outcome of any discussions and negotiations with our partner banks in the event of a default.

In connection with our acquisition of Direct Credit, we agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of December 31, 2011 and June 30, 2012, the fair value of the contingent consideration liability was $1.1 million and $0, respectively. For the six months ended June 30, 2012, we recorded a reduction to the contingent consideration liability of approximately $1.1 million, which is included as part of other income in the Consolidated Statements of Income. As a result of the quarterly analysis performed during the second quarter 2012, we determined that it was more likely than not that the EBITDA of Direct Credit for the twelve-month period ending September 30, 2012 would not exceed the defined target and therefore the fair value of the contingent consideration was adjusted to $0 and we recognized a $1.1 million gain in other income for the six months ended June 30, 2012.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On July 30, 2012, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable August 30, 2012, to stockholders of record as of August 16, 2012, and the total amount of the dividend to be paid is approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2012, we have repurchased a total of 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program, which expires June 30, 2013.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2012.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 42 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditures related to discretionary renovation or relocation projects.

As of June 30, 2012, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

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

Beginning in late 2011, we began offering longer-term, higher-dollar installment loans in certain branches in New Mexico and California and during first quarter 2012, we expanded this product into Missouri, Idaho and Utah. The new installment loan product carries a maximum advance amount of approximately $3,000 and a term of 12 months or 18 months. During second quarter 2012, we began offering auto equity loans in certain branches in California. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $20,000 and a term of 12 months to 48 months. To the extent that our customers embrace these new products, we will be learning the risks and challenges associated with lending larger amounts over a longer period, which is different than the products we have provided historically.

Concentration of Risk. Our Financial Services branches located in the states of Missouri, California and Kansas represented approximately 21%, 14% and 5%, respectively, of total revenues for the six months ended June 30, 2012. Our Financial Services branches located in the states of Missouri, California and Kansas represented approximately 30%, 16% and 7%, respectively, of total branch gross profit for the six months ended June 30, 2012. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

•

The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of our Arizona branches. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Results in 2012 are slightly ahead of 2011, but we do not expect profitability to return to levels experienced prior to the expiration of the payday law. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of our revenues and gross profits.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. For the six months ended June 30, 2012, revenues and gross profit from Illinois declined by $2.2 million and $1.5 million from the same period in the prior year. We anticipate that for full year 2012, our revenues from Illinois will decline by approximately $2.0 million to $3.0 million and gross profit to decline by $1.5 million to $2.0 million, compared to 2011 as a result of this law change. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profits.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2011 and June 30, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $90,000 as of December 31, 2011 and $60,000 as of June 30, 2012. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for loan losses	2011	2012	2011	2012

Balance, beginning of period	$50	$40	$100	$90
Charge-offs	(743)	(767)	(1,446)	(1,514)
Recoveries	156	221	428	484
Provision for losses	627	566	1,008	1,000

Balance, end of period	$90	$60	$90	$60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit Holdings Inc., a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We acknowledge that we are responsible for establishing and maintaining a system of internal controls over financial reporting for Direct Credit. We are in the process of integrating Direct Credit, and we therefore excluded Direct Credit from our December 31, 2011 assessment of the effectiveness of internal control over financial reporting. Direct Credit had total assets of $15.0 million at June 30, 2012 and revenues of $4.0 million for the six months ended June 30, 2012 that are included in our accompanying consolidated financial statements as of and for the six months ended June 30, 2012. The impact of the acquisition of Direct Credit has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

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

There have been no material developments in the second quarter 2012 in any cases material to the Company as reported in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	19,197	$4.20	19,197	$4,144,290
May 1 – May 31	9,000	4.17	9,000	4,106,770
June 1 – June 30 (a)	6,997	4.10	6,953	4,078,267

Total	35,194	$4.17	35,150	$4,078,267

(a)	Stock repurchase of 44 shares in June 2012 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 6, 2012, our board of directors extended our common stock repurchase program through June 30, 2013. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2012, we have repurchased 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from the QC Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 6, 2012.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)