Form 10-Q
period 2012-09-30
QC Holdings, Inc.
filed 2012-11-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2012:

Common Stock $0.01 per share par value – 17,182,260 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2012

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year 2012.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2011	September 30, 2012
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$17,738	$15,952
Restricted cash	2,175	1,075
Loans receivable, less allowance for losses of $6,008 at December 31, 2011 and $6,079 at September 30, 2012	67,357	65,537
Inventory	3,048	2,610
Deferred income taxes	5,113	2,819
Prepaid expenses and other current assets	4,693	5,107

Total current assets	100,124	93,100
Non-current loans receivable, less allowance for losses of $2,100 at December 31, 2011 and $2,533 at September 30, 2012	6,939	8,388
Property and equipment, net	11,761	11,442
Goodwill	23,958	24,262
Intangible assets, net	5,535	4,512
Deferred income taxes	485	607
Other assets, net	4,427	4,729

Total assets	$153,229	$147,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224	$768
Accrued expenses and other current liabilities	5,399	3,072
Accrued compensation and benefits	8,051	6,736
Deferred revenue	4,953	4,074
Income taxes payable	637
Revolving credit facility	14,500	22,900
Debt due within one year	20,490	14,772

Total current liabilities	54,254	52,322
Long-term debt	11,194
Subordinated debt	3,030	3,122
Other non-current liabilities	5,519	5,819

Total liabilities	73,997	61,263

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,998,986 outstanding at December 31, 2011; 20,700,250 shares issued and 17,182,260 outstanding at September 30, 2012	207	207
Additional paid-in capital	66,623	64,415
Retained earnings	45,282	50,924
Treasury stock, at cost	(32,623)	(29,958)
Accumulated other comprehensive income (loss)	(257)	189

Total stockholders’ equity	79,232	85,777

Total liabilities and stockholders’ equity	$153,229	$147,040

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues
Payday loan fees	$31,415	$32,151	$88,465	$91,929
Automotive sales, interest and fees	5,646	6,069	18,231	18,229
Installment interest and fees	4,834	6,152	13,499	15,500
Other	4,987	4,396	14,477	12,663

Total revenues	46,882	48,768	134,672	138,321

Operating expenses
Salaries and benefits	9,465	10,316	28,035	30,521
Provision for losses	11,065	13,005	25,765	28,968
Occupancy	5,100	5,242	14,753	15,340
Cost of sales - automotive	2,884	2,983	9,622	8,921
Depreciation and amortization	625	566	1,946	1,744
Other	2,754	3,813	8,459	10,522

Total operating expenses	31,893	35,925	88,580	96,016

Gross profit	14,989	12,843	46,092	42,305
Regional expenses	3,131	3,156	9,899	9,388
Corporate expenses	6,333	5,376	18,977	15,388
Depreciation and amortization	466	452	1,641	1,483
Interest expense	470	801	1,530	2,717
Other expense (income), net	461	(254)	482	(1,428)

Income from continuing operations before income taxes	4,128	3,312	13,563	14,757
Provision for income taxes	1,647	1,352	5,389	5,586

Income from continuing operations	2,481	1,960	8,174	9,171
Loss from discontinued operations, net of income tax	699	303	1,075	857

Net income	$1,782	$1,657	$7,099	$8,314

Weighted average number of common shares outstanding:
Basic	17,014	17,170	17,036	17,165
Diluted	17,135	17,271	17,111	17,203
Earnings per share:
Basic
Continuing operations	$0.14	$0.11	$0.46	$0.52
Discontinued operations	(0.04)	(0.02)	(0.06)	(0.05)

Net income	$0.10	$0.09	$0.40	$0.47

Diluted
Continuing operations	$0.14	$0.11	$0.46	$0.52
Discontinued operations	(0.04)	(0.02)	(0.06)	(0.05)

Net income	$0.10	$0.09	$0.40	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income	$1,782	$1,657	$7,099	$8,314

Other comprehensive income:
Unrealized loss on derivative instrument	(4)		(59)
Reclassification adjustment for amounts included in net income related to derivative instrument	146	69	509	206
Foreign currency translation		228		240

Other comprehensive income before income taxes	1,924	1,954	7,549	8,760
Income tax expense related to items of other comprehensive income	54		171

Total comprehensive income	$1,870	$1,954	$7,378	$8,760

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities
Net income	$7,099	$8,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,718	3,254
Provision for losses	28,382	30,755
Deferred income taxes	(1,193)	2,154
Non-cash interest expense		969
Gain from non-cash adjustment to contingent consideration		(1,125)
Gain from foreign currency transaction		(343)
Loss (gain) on cash surrender value of life insurance	414	(325)
Loss on debt extinguishment	462
Loss on disposal of property and equipment	273	151
Gain on sale of branch	(377)
Settlement of life insurance policy		(739)
Stock-based compensation	1,675	1,369
Changes in operating assets and liabilities (net of effect of acquisitions)
Loans, interest and fees receivable, net	(27,128)	(30,303)
Prepaid expenses and other current assets	(270)	325
Inventory	1,097	438
Other assets	4	22
Accounts payable	527	538
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	480	(3,408)
Income taxes	652	(1,501)
Other non-current liabilities	(44)	260

Net operating	15,771	10,805

Cash flows from investing activities
Purchase of property and equipment	(1,288)	(2,335)
Proceeds from sale of branch	666
Acquisition costs, net of cash acquired	(11,550)
Proceeds from settlement of life insurance policy		739
Changes in restricted cash		1,100
Payments for premiums on life insurance	(292)
Other	5	11

Net investing	(12,459)	(485)

Cash flows from financing activities
Borrowings under credit facility	27,350	30,200
Payments on credit facility	(28,350)	(21,800)
Borrowings on long-term debt	32,000
Repayments of long-term debt	(27,743)	(17,151)
Proceeds from subordinated debt	3,000
Payments for debt issue costs	(1,455)
Dividends to stockholders	(2,700)	(2,672)
Repurchase of common stock	(1,357)	(792)
Exercise of stock options	195	51

Net financing	940	(12,164)

Effect of exchange rate changes on cash and cash equivalents	—	58

Cash and cash equivalents
Net increase (decrease)	4,252	(1,786)
At beginning of year	16,288	17,738

At end of period	$20,540	$15,952

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,529	$1,552
Income taxes	5,258	4,562
Non-cash investing activities
Contingent consideration on acquisition	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2011	16,999	$207	$66,623	$45,282	$(32,623)	$(257)	$79,232
Net income	—			8,314			8,314
Common stock repurchases	(213)				(791)		(791)
Dividends to stockholders				(2,672)			(2,672)
Issuance of restricted stock awards	370		(3,231)		3,231		—
Stock-based compensation expense			1,369				1,369
Tax impact of stock-based compensation			(172)				(172)
Stock option exercises	26		(174)		225		51
Reclassification of amount included in net income						206	206
Foreign currency translation						240	240

Balance, September 30, 2012	17,182	$207	$64,415	$50,924	$(29,958)	$189	$85,777

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2012, the Company operated 466 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

As of September 30, 2012, the Company offered the installment loan product to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000. The average principal amount for installment loans originated during the nine months ended September 30, 2012 was approximately $589.

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of September 30, 2012, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the nine months ended September 30, 2012 was approximately $10,293 and the average term of the loan was 33 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2012, and the results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2012 and cash flows for the nine months ended September 30, 2011 and 2012, in conformity with US GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

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

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2011 and September 30, 2012, the Company had inventory of used vehicles and automotive parts totaling $3.0 million and $2.6 million, respectively. Management has determined that a valuation allowance is not necessary as of December 31, 2011 or September 30, 2012.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday or title loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Average amount of cash provided to customer	$376.35	$383.87	$375.94	$382.85
Average fee received by the Company	$56.71	$57.49	$56.85	$57.58
Average term of the loan (days)	17.5	17.9	17.5	17.9

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2011 and September 30, 2012, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2011 and September 30, 2012, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2011 and September 30, 2012, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cash received from sale of payday loan receivables	$101	$177	$381	$457

Note 2 – Accounting Developments

In July 2012, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

Note 3 – Significant Business Transactions

Acquisition of Direct Credit Holdings. On September 30, 2011, QC Canada Holdings Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding stock of Direct Credit Holdings Inc. and its wholly-owned subsidiaries (collectively, Direct Credit), a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. The Company paid an aggregate initial consideration of $12.4 million. The Company also agreed to pay a supplemental earn-out payment to the extent Direct Credit’s EBITDA as specifically defined in the stock purchase agreement (generally earnings before interest, income taxes, depreciation and amortization expenses) exceeded a defined target for the twelve-month period ended September 30, 2012.

The Company hired an independent appraiser to evaluate the fair value of the contingent consideration and the assets acquired and liabilities assumed. The contingent consideration and the estimated fair values of intangible assets acquired were fair value estimates obtained from an independent appraiser and were based on the information that was available to the Company as of the acquisition date. The Company believed that the information provided a reasonable basis for estimating the fair values of contingent consideration and of assets acquired and liabilities assumed, and the Company continued to monitor during the measurement period (one year from the acquisition date) any new information obtained about facts and circumstances that were present at the acquisition date (including consideration of legal matters as discussed in Note 18). The Company has not provided pro forma information because the Company believes that the acquisition of Direct Credit is not material to the Company’s consolidated financial statements. The operating results of Direct Credit are included in the Company’s Consolidated Statements of Income as of the date of acquisition. The costs incurred for the acquisition of Direct Credit were expensed as incurred and these costs were not material to the Company’s consolidated financial statements.

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

The fair value of the contingent consideration arrangement at the acquisition date was $1.1 million, which was recorded in current liabilities. As of December 31, 2011, the fair value of the contingent consideration liability was $1.1 million. The fair value estimate at December 31, 2011 was determined using a probability-weighted income approach to estimate fair value at each reporting date. In accordance with the stock purchase agreement, a supplemental earn-out payment was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the defined target. During the nine months ended September 30, 2012, the Company recorded a reduction to the contingent consideration liability of approximately $1.1 million. This reduction is included as a gain in the other income component of the Consolidated Statements of Income. See additional information in Note 4.

Closure of Branches. During the first nine months of 2012, the Company closed 22 of its lower performing branches in various states (which included two branches that were consolidated into nearby branches). The Company recorded approximately $337,000 in pre-tax charges during the nine months ended September 30, 2012 associated with branch closures. The charges included a $140,000 loss for the disposition of fixed assets, $187,000 for lease terminations and other related occupancy costs and $10,000 for other costs.

During the first nine months of 2011, the Company closed 22 of its lower performing branches in various states (which included four branches that were consolidated into nearby branches) and decided it would close one branch in Arizona during the first week of October 2011. The Company recorded approximately $527,000 in pre-tax charges during the nine months ended September 30, 2011 associated with these closures. The charges included a $267,000 loss for the disposition of fixed assets, $242,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of September 30, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Reductions	Balance at September 30, 2012
Lease and related occupancy costs	$90	$187	$(211)	$66
Other		10	(10)

Total	$90	$197	$(221)	$66

As of September 30, 2012, the balance of $66,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

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

As discussed in Note 3, a supplemental earn-out payment for the acquisition related contingent consideration was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the target as defined in the stock purchase agreement and therefore, a liability for the contingent consideration is not recorded as of September 30, 2012. The acquisition-related contingent consideration was initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized as a gain or loss in the other income component of the Consolidated Statements of Income. The liability for this contingent consideration was classified as a Level 3 liability because the related fair value measurement, which is determined using a discounted probability-weighted approach, includes significant inputs not observable in the market. These unobservable inputs included internally-developed assumptions of the probabilities of achieving specified targets, which are used to estimate the resulting EBITDA, and the applicable discount rate. When assessing the fair value of this contingent consideration on a quarterly basis, the Company evaluated the performance of the business during the period compared to previous expectations, along with any changes to our future projections, and updated the estimated EBITDA accordingly. In addition, the Company considered changes to its cost of capital and changes to the probability of achieving the earn-out payment targets when updating the discount rate on a quarterly basis. The analysis utilized weighted average inputs, including a risk-based discount rate of 29.5%, determined using a mix of cost of debt and risk-adjusted cost of capital reasonable for the company, and EBITDA growth year-to-year ranging from 9% to 42%, determined using various scenarios for the business. The results for the nine months ended September 30, 2012, include a $1.1 million gain in other income related to the reduction of the contingent consideration liability, of which no amount was recognized during third quarter 2012.

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Acquisition- related Contingent Consideration
Balance, beginning of period	$1,106
Adjustment	(1,106)

Balance, end of period	$—

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, plant, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. When the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate, impairment is recognized in an amount by which the carrying amount of the assets exceeds the fair value. There were no material impairments of non-financial assets for the three and nine months ended September 30, 2011 and 2012, respectively.

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

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties that indicate a 35% discount to face value would be a reasonable fair value for the entire receivable portfolio in a negotiated third party transaction. Since the Company has not entered into an agreement for the sale of these receivables to an outside third party, the expectation is that the carrying value at December 31, 2011 and September 30, 2012 will be ultimately collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included. As of December 31, 2011 and September 30, 2012, the fair value of the automotive loan receivables was $11.7 million and $12.9 million, respectively. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. On September 30, 2011, the Company entered into an amendment of its credit facility whereby a $50 million term loan maturing December 2012 was replaced with a $32 million term loan that matures on September 30, 2014. As of December 31, 2011 and September 30, 2012, the balance of the three-year term loan was $31.7 million and $14.8 million, respectively. As of December 31, 2011 and September 30, 2012, the fair value of the three-year term loan was approximately $30.3 million and $14.1 million, respectively. In connection with entering into a new credit agreement in September 2011, the Company was required to issue $3.0 million of senior subordinated notes (see Note 12). The fair value of the subordinated notes as of December 31, 2011 and September 30, 2012 approximated the carrying value. If measured at fair value in the financial statements, long-term debt (including the current portion) and the subordinated debt would be classified as Level 2 in the fair value hierarchy.

Note 5 – Discontinued Operations

The Company closed 20 branches during the nine months ended September 30, 2012 that were not consolidated into nearby branches. During the year ended December 31, 2011, the Company closed 38 branches that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2011 and 2012 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total revenues	$1,782	$292	$4,948	$2,328
Provision for losses	1,342	421	2,617	1,787
Other operating expenses	1,380	362	4,214	1,817

Gross loss	(940)	(491)	(1,883)	(1,276)
Other, net	(197)	(1)	135	(118)

Loss before income taxes	(1,137)	(492)	(1,748)	(1,394)
Income tax benefit	438	189	673	537

Loss from discontinued operations	$(699)	$(303)	$(1,075)	$(857)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Income available to common stockholders:
Income from continuing operations	$2,481	$1,960	$8,174	$9,171
Discontinued operations, net of income tax	(699)	(303)	(1,075)	(857)

Net income	$1,782	$1,657	$7,099	$8,314

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,014	17,170	17,036	17,165
Dilutive effect of stock options and unvested restricted stock	121	101	75	38

Weighted average diluted common shares outstanding	17,135	17,271	17,111	17,203

Basic earnings per share:
Continuing operations	$0.14	$0.11	$0.46	$0.52
Discontinued operations	(0.04)	(0.02)	(0.06)	(0.05)

Net income	$0.10	$0.09	$0.40	$0.47

Diluted earnings per share:
Continuing operations	$0.14	$0.11	$0.46	$0.52
Discontinued operations	(0.04)	(0.02)	(0.06)	(0.05)

Net income	$0.10	$0.09	$0.40	$0.47

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2012, respectively, because they were anti-dilutive. Options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, respectively, because they were anti-dilutive.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2012
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$40,572	$6,069	$2,127	$48,768
Provision for losses	10,865	1,494	646	13,005
Other expenses	17,830	4,008	1,082	22,920

Gross profit	11,877	567	399	12,843
Other, net (a)	(8,960)	(396)	(175)	(9,531)

Income from continuing operations before income taxes	$2,917	$171	$224	$3,312

	Three Months Ended September 30, 2011
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$41,236	$5,646	$—	$46,882
Provision for losses	9,540	1,525	—	11,065
Other expenses	17,199	3,629	—	20,828

Gross profit	14,497	492	—	14,989
Other, net (a)	(10,308)	(553)	—	(10,861)

Income (loss) from continuing operations before income taxes	$4,189	$(61)	$—	$4,128

	Nine Months Ended September 30, 2012
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$113,969	$18,229	$6,123	$138,321
Provision for losses	23,201	3,954	1,813	28,968
Other expenses	52,288	12,140	2,620	67,048

Gross profit	38,480	2,135	1,690	42,305
Other, net (a)	(26,469)	(1,254)	175	(27,548)

Income from continuing operations before income taxes	$12,011	$881	$1,865	$14,757

	Nine Months Ended September 30, 2011
	Financial Services	Automotive	E-Lending	Consolidated Total
Total revenues	$116,441	$18,231	$—	$134,672
Provision for losses	21,747	4,018	—	25,765
Other expenses	50,689	12,126	—	62,815

Gross profit	44,005	2,087	—	46,092
Other, net (a)	(30,863)	(1,666)	—	(32,529)

Income from continuing operations before income taxes	$13,142	$421	$—	$13,563

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $1.1 million for the nine months ended September 30, 2012, due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2011	September 30, 2012
Financial Services	$118,812	$110,444
Automotive	19,791	21,046
E-Lending	14,626	15,550

Balance, end of period	$153,229	$147,040

The operations of the Financial Services and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

September 30, 2012:	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$48,403	$10,165	$11,646	$1,402	$71,616
Less: allowance for losses	(1,632)	(1,970)	(2,307)	(170)	(6,079)

Loans, interest and fees receivable, net	$46,771	$8,195	$9,339	$1,232	$65,537

Non-current portion:
Total loans, interest and fees receivable	$—	$9,605	$1,316	$—	$10,921
Less: allowance for losses		(2,230)	(303)		(2,533)

Loans, interest and fees receivable, net	$—	$7,375	$1,013	$—	$8,388

December 31, 2011:	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$55,706	$9,037	$8,426	$196	$73,365
Less: allowance for losses	(1,548)	(2,100)	(2,260)	(100)	(6,008)

Loans, interest and fees receivable, net	$54,158	$6,937	$6,166	$96	$67,357

Non-current portion:
Total loans, interest and fees receivable	$—	$9,039	$—	$—	$9,039
Less: allowance for losses		(2,100)			(2,100)

Loans, interest and fees receivable, net	$—	$6,939	$—	$—	$6,939

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

The Company had $7.0 million in automotive loans receivable past due as of September 30, 2012 and approximately 18.6% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $1.3 million on non-accrual status as of September 30, 2012. With respect to installment loans, the Company had approximately $2.7 million in installment loans receivable past due as of September 30, 2012 and approximately 11.3% of this amount was more than 60 days past due.

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

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Allowance for loan losses
Balance, beginning of period	$7,450	$7,938	$7,150	$8,108
Charge-offs	(19,883)	(19,509)	(50,980)	(51,609)
Recoveries	8,040	7,441	24,471	23,042
Provision for losses	11,613	12,742	26,579	29,071

Balance, end of period	$7,220	$8,612	$7,220	$8,612

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30, 2012
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,279	$4,350	$2,069	$240	$7,938
Charge-offs (a)	(14,082)	(1,644)	(3,578)	(205)	(19,509)
Recoveries	6,912		452	77	7,441
Provision for losses	7,523	1,494	3,667	58	12,742

Balance, end of period	$1,632	$4,200	$2,610	$170	$8,612

	Nine Months Ended September 30, 2012
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,548	$4,200	$2,260	$100	$8,108
Charge-offs (a)	(38,042)	(3,955)	(9,071)	(541)	(51,609)
Recoveries	21,273		1,564	205	23,042
Provision for losses	16,853	3,955	7,857	406	29,071

Balance, end of period	$1,632	$4,200	$2,610	$170	$8,612

	Three Months Ended September 30, 2011
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,530	$3,840	$2,080	$—	$7,450
Charge-offs (a)	(14,290)	(1,456)	(3,854)	(283)	(19,883)
Recoveries	7,511		427	102	8,040
Provision for losses	6,439	1,526	3,467	181	11,613

Balance, end of period	$1,190	$3,910	$2,120	$—	$7,220

	Nine Months Ended September 30, 2011
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,760	$3,740	$1,650	$—	$7,150
Charge-offs (a)	(38,306)	(3,850)	(8,220)	(605)	(50,981)
Recoveries	22,773		1,400	299	24,472
Provision for losses	14,963	4,020	7,290	306	26,579

Balance, end of period	$1,190	$3,910	$2,120	$—	$7,220

(a)	The charge-offs for automotive loans are net of recovered collateral.

Note 9 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Credit services fees	$1,982	$1,811	$5,481	$5,166
Check cashing fees	900	798	3,105	2,669
Title loan fees	1,490	764	4,018	2,133
Open-end credit fees		330		662
Other fees	615	693	1,873	2,033

Total	$4,987	$4,396	$14,477	$12,663

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Buildings	$3,262	$3,262
Leasehold improvements	19,635	19,446
Furniture and equipment	23,517	24,485
Land	512	512
Vehicles	1,031	1,032

	47,957	48,737
Less: Accumulated depreciation and amortization	(36,196)	(37,295)

Total	$11,761	$11,442

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2011, the balance of the deferred liability was approximately $325,000, which consisted of $269,000 classified as a non-current liability. As of September 30, 2012, the balance of the deferred liability was approximately $284,000, which consisted of $228,000 classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31, 2011	September 30, 2012
Balance at beginning of period	$16,491	$23,958
Acquisition of Direct Credit	7,557
Adjustment to purchase price allocation of Direct Credit		14
Effect of foreign currency translation	45	290
Sale of branch	(135)

Balance at end of period	$23,958	$24,262

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2011	September 30, 2012
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,510	1,510

	5,776	5,776
Non-amortized intangible assets:
Trade names	2,016	2,016

Gross carrying amount of intangible assets	7,792	7,792
Effect of foreign currency translation		131
Less: Accumulated amortization	(2,257)	(3,411)

Net intangible assets	$5,535	$4,512

Intangible assets at December 31, 2011 and September 30, 2012 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months and nine months ended September 30, 2012 was approximately $345,000 and $1.2 million respectively. Amortization of intangible assets for the three months and nine months ended September 30, 2011 was approximately $188,000 and $588,000, respectively. Annual amortization and interest expense for intangible assets recorded as of December 31, 2011 was estimated to be $1.5 million for 2012, $1.2 million for 2013, $850,000 for 2014 and $4,500 for 2015.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2011 and September 30, 2012 (in thousands):

	December 31, 2011	September 30, 2012
Term loan	$31,684	$14,772
Subordinated debt	3,030	3,122
Revolving credit facility	14,500	22,900

Total debt	49,214	40,794
Less: debt due within one year	(34,990)	(37,672)

Total non-current debt	$14,224	$3,122

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

The current credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, the Company was not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the current credit agreement. On November 7, 2012, the Company entered into an amendment to the current credit agreement (the First Amendment Agreement) to i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. The Company is currently in compliance with these new covenants.

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

In addition to scheduled repayments, the term loan contains mandatory principal prepayment provisions whereby the Company is required to reduce the outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio is greater than one, the Company is required to pay 75% of excess cash flow. When the leverage ratio falls below one, the mandatory payment is 50% of excess cash flow. Under the previous credit agreement, the Company made a $7.1 million principal payment on the term loan in March 2011, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. In April 2012, the Company made a $10.7 million principal payment on the term loan, which was required under the mandatory prepayment provisions of the current credit agreement. The balance of the term loan is classified as a current liability at September 30, 2012 as the Company expects to repay the full amount of the term loan within the next 12 months.

Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board and Chief Executive Officer of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2011 and September 30, 2012, the balance of the subordinated notes was approximately $3.0 million and $3.1 million, respectively.

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

Interest rate swap. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. For the three and nine months ended September 30, 2011, the Company recorded an unrealized gain on the interest rate swap agreement in other comprehensive income of $142,000 and $450,000, respectively. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and is amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in December 2012. For the three and nine months ended September 30, 2012, the Company has recorded interest expense totaling approximately $69,000 and $206,000, respectively related to the termination of the swap.

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three and nine months ended September 30, 2011 and 2012 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cash flow hedges:
Loss recognized in other comprehensive income	$(4)	$—	$(59)	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	146	69	509	206

Total	$142	$69	$450	$206

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 37.9% for the nine months ended September 30, 2012 compared to 39.7% for the nine months ended September 30, 2011.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $193,000 and $233,000 as of December 31, 2011 and September 30, 2012, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2012.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of September 30, 2012:

	Federal	State and Foreign
Statute remains open	2009-2011	2008-2011
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2011 and September 30, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $90,000 as of December 31, 2011 and $80,000 as of September 30, 2012.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Allowance for loan losses
Balance, beginning of period	$90	$60	$100	$90
Charge-offs	(1,017)	(879)	(2,463)	(2,393)
Recoveries	203	215	630	699
Provision for losses	794	684	1,803	1,684

Balance, end of period	$70	$80	$70	$80

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2012, the Company had repurchased 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program, which expires on June 30, 2013.

Dividends. On July 30, 2012, the Company’s board of directors declared a regular quarterly cash dividend of $0.05 per common share. The dividends were paid on August 30, 2012 to stockholders of record as of August 16, 2012. The total amount of the dividend paid was approximately $890,000. For the nine months ended September 30, 2012, the Company has paid approximately $2.7 million in dividends on its common stock.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Employee stock-based compensation:
Stock options	$96	$50	$289	$163
Restricted stock awards	405	336	1,203	1,025

	501	386	1,492	1,188
Non-employee director stock-based compensation:
Restricted stock awards			183	181

Total	$501	$386	$1,675	$1,369

Stock Option Grants. The Company did not grant stock options during the nine months ended September 30, 2012. As of September 30, 2012, the Company had 2.6 million stock options outstanding with a weighted average exercise price of $9.91. As of September 30, 2012 the Company had 2.5 million stock options exercisable with a weighted average exercise price of $10.20.

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2012 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2012	928,061	$4.76
Granted	52,500	3.45
Vested	(369,938)	4.93
Forfeited	(3,276)	4.28

Non-vested balance, September 30, 2012	607,347	$4.55

As of September 30, 2012, there was $1.7 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.6 years.

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

Effective as of January 1, 2012, the Company granted Performance Units to various officers under the new Long-Term Incentive Plan. The value of the Performance Units will be based upon a performance measure established by our compensation committee. The performance measure for 2012 is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of September 30, 2012, the balance of the non-current liability for the Performance Units was approximately $250,000. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $84,000 and $250,000, respectively, related to the Performance Units. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of September 30, 2012, the total unrecognized compensation costs related to the Performance Units was approximately $751,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.25 years.

Effective as of January 1, 2012, the Company granted 92,452 cash-based RSUs to various officers under the new Long-Term Incentive Plan. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of September 30, 2012, the balance of the non-current liability for RSUs was approximately $101,000. For the three and nine months ended September 30, 2012, the Company recognized $34,000 and $101,000, respectively, in compensation expense related to the RSUs. As of September 30, 2012, the total unrecognized compensation costs related to the RSUs was $302,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.25 years.

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

California. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class.

This matter is in the early stages of litigation. The Company has filed an answer denying all claims.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 21%, 14%, 5%, respectively, of total revenues for the nine months ended September 30, 2012. Company short-term lending branches located in the states of Missouri, California, Kansas and New Mexico represented approximately 31%, 16%, 7% and 5%, respectively, of total gross profit for the nine months ended September 30, 2012. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. For the nine months ended September 30, 2012, revenues and gross profit from Illinois declined by $2.5 million and $1.8 million, respectively, from the nine months ended September 30, 2011. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of the Company’s revenues and gross profits.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. In August 2012, the Missouri Secretary of State ruled that the supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. In September, 2012, the supporters of the initiative dropped a legal challenge of the ruling by the Missouri Secretary of State. As a result, this issue will not be on the ballot in November 2012. It is possible, however, that this or a similar initiative could be submitted to the Missouri Secretary of State for inclusion on the November 2014 ballot.

Note 20 – Subsequent Events

Dividends. On November 6, 2012, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on December 6, 2012 to stockholders of record as of November 22, 2012. The Company estimates that the total amount of the dividend will be approximately $870,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina, Virginia, Illinois and Arizona, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection, which was created by that Act, (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (4) litigation or regulatory action directed towards us or the payday loan industry, (5) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (6) risks associated with the leverage of the Company, (7) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (8) changes in our key management personnel, (9) integration risks and costs associated with acquisitions, including our recent Canadian acquisition, and (10) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues largely by providing short-term consumer loans, known as payday loans, which represented approximately 66.5% of our total revenues for the nine months ended September 30, 2012. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 466 branches in 23 states at September 30, 2012. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We currently offer installment loans to customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four months to 18 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Generally, the amounts that we advance under an installment loan range from $400 to $3,000. The average principal amount for installment loans originated during the nine months ended September 30, 2012 was approximately $589.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of September 30, 2012, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the nine months ended September 30, 2012 was approximately $10,293 and the average term of the loan was 33 months.

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

In response to changes in the overall market, including particularly changes to laws under which we operate, we have closed a significant number of branches over the past five years. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2007.

	2007	2008	2009	2010	2011	September 30, 2012
Beginning branch locations	613	596	585	556	523	482
De novo branches opened during period	20	12	3	1	2	6
Acquired branches during period	13	1
Branches closed/sold during period	(50)	(24)	(32)	(34)	(43)	(22)

Ending branch locations	596	585	556	523	482	466

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

•

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. During 2010, the results from the states in which we have experienced law changes were more negative than we expected, with revenue declines and loss rates exceeding our forecasts. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states have generated modest profits and will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products.

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. We expect the net impact of the Illinois law change to reduce revenues by approximately $2.3 million to $2.5 million and to reduce branch gross profit by $1.8 million to $2.0 million during 2012 compared to 2011.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. In August 2012, the Missouri Secretary of State ruled that the supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. In September, 2012, the supporters of the initiative dropped a legal challenge of the ruling by the Missouri Secretary of State. As a result, this issue will not be on the ballot in November 2012. It is possible, however, that this or a similar initiative could be submitted to the Missouri Secretary of State for inclusion on the November 2014 ballot.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

The following table sets forth our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$31,415	$32,151	67.0%	65.9%
Automotive sales, interest and fees	5,646	6,069	12.0%	12.4%
Installment interest and fees	4,834	6,152	10.3%	12.6%
Other	4,987	4,396	10.7%	9.1%

Total revenues	46,882	48,768	100.0%	100.0%

Operating expenses
Salaries and benefits	9,465	10,316	20.2%	21.2%
Provision for losses	11,065	13,005	23.6%	26.7%
Occupancy	5,100	5,242	10.9%	10.7%
Cost of sales - automotive	2,884	2,983	6.2%	6.1%
Depreciation and amortization	625	566	1.3%	1.2%
Other	2,754	3,813	5.8%	7.8%

Total operating expenses	31,893	35,925	68.0%	73.7%

Gross profit	14,989	12,843	32.0%	26.3%

Regional expenses	3,131	3,156	6.7%	6.5%
Corporate expenses	6,333	5,376	13.5%	11.0%
Depreciation and amortization	466	452	1.0%	0.9%
Interest expense	470	801	1.0%	1.6%
Other expense (income), net	461	(254)	1.0%	(0.5)%

Income from continuing operations before income taxes	4,128	3,312	8.8%	6.8%
Provision for income taxes	1,647	1,352	3.5%	2.8%

Income from continuing operations	2,481	1,960	5.3%	4.0%
Loss from discontinued operations, net of income tax	699	303	1.5%	0.6%

Net income	$1,782	$1,657	3.8%	3.4%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012
Financial Services Branch Information:
Number of branches, beginning of period	499	466
De novo branches opened		2
Branches closed	(15)	(2)

Number of branches, end of period	484	466

Average number of branches open during period (excluding branches reported as discontinued operations)	461	466

Average revenue per branch (in thousands)	$89	$87

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$219,591	$218,752
Average loan (principal plus fee)	376.35	383.87
Average fees per loan	56.71	57.49
Average fee rate per $100	17.74	17.61

Installment Loans:
Installment loan volume (in thousands)	$8,036	$12,689
Average loan (principal)	512.60	628.32
Average term (days)	182	203

Automotive Loans:
Automotive loan volume (in thousands)	$4,395	$4,379
Average loan (principal)	10,057	10,501
Average term (months)	33	32
Locations, end of period	5	5

Income from Continuing Operations. For the three months ended September 30, 2012, income from continuing operations was $2.0 million compared to $2.5 million for the same period in 2011. A discussion of the various components of net income follows.

Revenues. For the three months ended September 30, 2012, revenues were $48.8 million, an increase of 4.0% from $46.9 million during the three months ended September 30, 2011. The improvement is due to the inclusion of fees and interest of approximately $2.1 million from our Canadian online lending subsidiary (Direct Credit), which was acquired on September 30, 2011. The revenue increase attributable to Direct Credit was partially offset by a $660,000 million decline in revenues from our financial services segment compared to prior year’s third quarter. In third quarter 2012, revenues from our Missouri branches declined by $932,000 compared to prior year third quarter primarily due to customer uncertainty in Missouri regarding the ongoing availability of the payday product given the well-publicized efforts of industry opponents to eliminate the product through a failed ballot referendum in the November 2012 election. In addition, revenues from our Illinois branches were lower by approximately $324,000 due to a new payday loan law in Illinois that became effective in March 2011. The new law imposes customer usage restrictions that negatively affect revenues and profitability. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, thereby extending the time period over which the negative effects of the new law occurred. These declines were partially offset by improvements of branches in other states.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.9% of total revenues for the three months ended September 30, 2012. With respect to payday loan volume, we originated approximately $218.8 million in loans during third quarter 2012, which was a slight decline from the $219.6 million originated during 2011. Exclusive of Direct Credit, payday loan volume declined by $12.5 million primarily due to the issues discussed above with respect to our branches in Missouri and Illinois. The average payday loan (including fee) totaled $383.87 in third quarter 2012 versus $376.35 during third quarter 2011. Average fees received from customers per loan increased from $56.71 in third quarter 2011 to $57.49 in third quarter 2012. In our Financial Services branches, our average fee rate per $100 for third quarter 2012 was $17.37 compared to $17.74 in 2011.

Our installment loan revenues increased $1.3 million, primarily as a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office. Revenues from our Automotive segment increased approximately $423,000, primarily due to an increase in finance-related interest.

The following table summarizes other revenues:

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Credit services fees	$1,982	$1,811	4.2%	3.7%
Check cashing fees	900	798	1.9%	1.6%
Title loan fees	1,490	764	3.2%	1.6%
Open-end credit fees		330	0.0%	0.7%
Other fees	615	693	1.4%	1.5%

Total	$4,987	$4,396	10.7%	9.1%

Revenues from credit service fees, check cashing, title loans and other sources totaled $4.4 million during third quarter 2012, down approximately $600,000 from $5.0 million in the comparable prior year quarter, generally reflecting reduced demand for the various types of products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the three months ended September 30, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Revenues			Average Revenue/Branch/Month
	Branches	2011	2012	% Change	2011	2012
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	31	$5,006	$4,465	(10.8)%	$54	$48
1999	36	4,293	4,281	(0.3)%	40	40
2000	45	4,587	4,201	(8.4)%	34	31
2001	28	2,485	2,467	(0.7)%	30	29
2002	42	3,575	3,572	(0.1)%	28	28
2003	35	2,831	2,774	(2.0)%	27	26
2004	53	4,026	3,986	(1.0)%	25	25
2005	115	9,098	8,839	(2.9)%	26	26
2006	52	3,343	3,366	0.7%	21	22
2007	11	1,071	1,064	(0.6)%	32	32
2008	8	481	515	7.0%	20	21
2009	1	62	93	48.7%	21	31
2010	1	57	82	42.6%	19	27
2011	2	198	225	13.5%	33	37
2012	6		217	(b )		12

Sub-total	466	41,113	40,147	(2.4)%	$29	$29

Consolidated branches (a)		92	9
Automotive branches	5	5,646	6,069		$376	$405
Direct Credit			2,127
Other		31	416

Total		$46,882	$48,768	4.0%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

Operating Expenses. Total operating expenses increased $4.0 million, from $31.9 million during third quarter 2011 to $35.9 million in third quarter 2012. Total operating costs, exclusive of loan losses, increased from $20.8 million during third quarter 2011 to $22.9 million in third quarter 2012. The increase was primarily due to the inclusion of Direct Credit, as well as an increase in collection-related banking costs.

The provision for losses increased from $11.1 million in third quarter 2011 to $13.0 million during third quarter 2012. Our loss ratio was 23.6% in third quarter 2011 compared to 26.7% in third quarter 2012. The higher loss ratio in third quarter 2012 was primarily due to the inclusion of Direct Credit and a lower collection rate of returned items. As anticipated at the time of the Direct Credit acquisition, losses from online lending are higher as a percentage of revenue than losses from branch-based payday lending. Our charge-offs as a percentage of revenue were 39.9% during third quarter 2012 compared to 41.4% during third quarter 2011. Our collections as a percentage of charge-offs were 39.2% during third quarter 2012 compared to 41.5% during third quarter 2011. In addition, we received cash of approximately $177,000 from the sale of certain payday loan receivables during third quarter 2012 that had previously been written off compared to $101,000 during third quarter 2011.

Gross Profit. The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the three months ended September 30, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Gross Profit (Loss)		Gross Margin %		Loss Ratio
	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)
Financial Services Branches:
Pre - 1999	31	$2,625	$2,010	52.4%	45.0%	16.7%	21.7%
1999	36	1,724	1,472	40.2%	34.4%	20.2%	23.8%
2000	45	1,628	1,227	35.5%	29.2%	27.7%	31.0%
2001	28	960	841	38.6%	34.1%	20.1%	23.9%
2002	42	888	799	24.8%	22.4%	33.0%	35.0%
2003	35	850	853	30.0%	30.8%	27.4%	25.1%
2004	53	1,400	1,329	34.8%	33.4%	19.9%	20.8%
2005	115	2,826	2,339	31.1%	26.5%	24.9%	27.4%
2006	52	781	439	23.4%	13.0%	26.3%	35.8%
2007	11	338	274	31.5%	25.7%	27.1%	31.1%
2008	8	160	175	33.3%	34.1%	14.2%	17.9%
2009	1	20	30	31.5%	32.8%	20.2%	28.2%
2010	1	15	36	26.7%	43.6%	10.9%	10.0%
2011	2	52	73	26.3%	32.3%	22.1%	23.0%
2012	6		(70)	(c )	(c )		(c )

Sub-total	466	14,267	11,827	34.7%	29.5%	23.8%	27.2%

Consolidated branches (a)		(25)	(19)
Automotive branches	5	492	567	8.7%	9.3%	27.0%	24.6%
Direct Credit			399		18.8%		30.4%
Other (b)		255	69

Total		$14,989	$12,843	32.0%	26.3%	23.6%	26.7%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $177,000 and $101,000 for the three months ended September 30, 2012 and 2011, respectively.
(c)	Not meaningful.

Gross profit was $12.8 million in third quarter 2012 versus $15.0 million in third quarter 2011. Branch gross margin, which is branch gross profit as a percentage of revenues, was 26.3% during third quarter 2012 compared to 32.0% during third quarter 2011. The decrease in gross profit quarter-to-quarter was primarily attributable to the uncertainty surrounding the ballot referendum effort in Missouri and changes in the Illinois law, partially offset by the addition of Direct Credit. The gross margin for Financial Services branches in 2011 was 29.5% in third quarter 2012 compared to 34.7% in 2011.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $9.5 million in third quarter 2011 to $8.5 million in third quarter 2012. The overall decline in regional and corporate expenses was attributable to lower legal and other professional expenses quarter-to quarter.

Interest Expense. Interest expense increased by approximately $331,000 from $470,000 during third quarter 2011 to $801,000 during third quarter 2012. The increase was a result of higher average debt balances on our revolving credit facility, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Income Tax Provision. The effective income tax rate for the third quarter 2012 was 40.8% compared to 39.9% in the prior year’s third quarter. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings. We expect our effective tax rate for 2012 to be in the range of 37.0% to 39.0%.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

The following table sets forth our results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$88,465	$91,929	65.7%	66.5%
Automotive sales, interest and fees	18,231	18,229	13.5%	13.2%
Installment interest and fees	13,499	15,500	10.0%	11.2%
Other	14,477	12,663	10.8%	9.1%

Total revenues	134,672	138,321	100.0%	100.0%

Operating expenses
Salaries and benefits	28,035	30,521	20.8%	22.1%
Provision for losses	25,765	28,968	19.1%	20.9%
Occupancy	14,753	15,340	11.0%	11.1%
Cost of sales - automotive	9,622	8,921	7.1%	6.4%
Depreciation and amortization	1,946	1,744	1.4%	1.3%
Other	8,459	10,522	6.4%	7.6%

Total operating expenses	88,580	96,016	65.8%	69.4%

Gross profit	46,092	42,305	34.2%	30.6%

Regional expenses	9,899	9,388	7.4%	6.8%
Corporate expenses	18,977	15,388	14.1%	11.1%
Depreciation and amortization	1,641	1,483	1.2%	1.1%
Interest expense	1,530	2,717	1.1%	2.0%
Other expense (income), net	482	(1,428)	0.3%	(1.1)%

Income from continuing operations before income taxes	13,563	14,757	10.1%	10.7%
Provision for income taxes	5,389	5,586	4.0%	4.0%

Income from continuing operations	8,174	9,171	6.1%	6.7%
Loss from discontinued operations, net of income tax	1,075	857	0.8%	0.7%

Net income	$7,099	$8,314	5.3%	6.0%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012
Financial Services Branch Information:
Number of branches, beginning of period	523	482
De novo branches opened	2	6
Branches closed	(41)	(22)

Number of branches, end of period	484	466

Average number of branches open during period (excluding branches reported as discontinued operations)	461	464

Average revenue per branch (in thousands)	$253	$246
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$602,526	$625,853
Average loan (principal plus fee)	375.94	382.85
Average fees per loan	56.85	57.58
Average fee rate per $100	17.82	17.70

Installment Loans:
Installment loan volume (in thousands)	$23,327	$31,546
Average loan (principal)	512.50	588.56
Average term (days)	206	192

Automotive Loans:
Automotive loan volume (in thousands)	$14,260	$13,813
Average loan (principal)	9,889	10,293
Average term (months)	34	33
Locations, end of period	5	5

Income from Continuing Operations. For the nine months ended September 30, 2012, income from continuing operations was $9.2 million compared to $8.2 million for the same period in 2011. A discussion of the various components of net income follows.

Revenues. For the nine months ended September 30, 2012, revenues were $138.3 million, an increase of 2.7% from $134.7 million during the nine months ended September 30, 2011. The improvement is due to the inclusion of fees and interest of approximately $6.1 million from our Canadian online lending subsidiary. The revenue increase attributable to Direct Credit was partially offset by reduced payday loan volumes period-to-period in our Financial Services branches in Missouri and Illinois as noted above in the quarterly discussion.

Revenues from our payday loan product represent our largest source of revenues and were approximately 66.5% of total revenues for the nine months ended September 30, 2012. With respect to payday loan volume, we originated approximately $625.9 million in loans during nine months ended September 30, 2012, which was an increase of 3.9% from the $602.5 million during the same period in 2011. This increase is primarily attributable to the inclusion of volume from Direct Credit. The average payday loan (including fee) totaled $382.85 during first nine months of 2012 versus $375.94 in comparable 2011. Average fees received from customers per loan increased from $56.85 during first nine months of 2011 to $57.58 during first nine months of 2012. In our Financial Services branches, our average fee rate per $100 for the first nine months of 2012 was $17.47 compared to $17.82 in 2011.

Our installment loan revenues increased $2.0 million, primarily as a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office. Revenues from our Automotive segment are essentially even with prior year.

The following table summarizes other revenues:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(percentage of revenues)
Credit services fees	$5,481	$5,166	4.1%	3.7%
Check cashing fees	3,105	2,669	2.3%	1.9%
Title loan fees	4,018	2,133	3.0%	1.5%
Open-end credit fees		662		0.5%
Other fees	1,873	2,033	1.4%	1.5%

Total	$14,477	$12,663	10.8%	9.1%

Revenues from credit service fees, check cashing, title loans and other sources totaled $12.7 million during first nine months of 2012, down approximately $1.8 million from $14.5 million during the same period in the prior year, generally reflecting reduced demand for the various products.

We evaluate our branches based on revenue growth, with consideration given to the length of time a branch has been open and its geographic location. The following table summarizes our revenues and average revenue per short-term lending branch per month for the nine months ended September 30, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Revenues			Average Revenue/Branch/Month
	Branches	2011	2012	% Change	2011	2012
		(in thousands)			(in thousands)
Financial Services Branches:
Pre - 1999	31	$14,223	$12,870	(9.5)%	$51	$46
1999	36	12,002	12,108	0.9%	37	37
2000	45	13,240	11,925	(9.9)%	33	29
2001	28	7,067	7,081	0.2%	28	28
2002	42	10,422	9,695	(7.0)%	28	26
2003	35	7,763	7,810	0.6%	25	25
2004	53	11,389	11,307	(0.7)%	24	24
2005	115	25,314	25,240	(0.3)%	24	24
2006	52	9,204	9,444	2.6%	20	20
2007	11	3,017	2,916	(3.3)%	30	29
2008	8	1,337	1,429	6.8%	19	20
2009	1	188	213	13.2%	21	24
2010	1	175	226	29.0%	19	25
2011	2	282	629	(b )	16	35
2012	6		286	(b )		5

Sub-total	466	115,623	113,179	(2.1)%	$28	$27

Consolidated branches (a)		725	105
Automotive branches	5	18,231	18,229		$405	$405
Direct Credit			6,123
Other		93	685

Total		$134,672	$138,321	2.7%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Not meaningful.

We anticipate that customer demand will continue to remain soft during the remainder of 2012 and into 2013 due to high unemployment rates, low consumer spending and weak consumer confidence. For the nine months ended September 30, 2012, revenues and gross profit from Illinois declined by $2.5 million and $1.8 million from the same period in the prior year. We believe the impact from the Illinois law change (as discussed earlier) will be less pronounced in the fourth quarter 2012 as customers have adapted to the new product and its requirements. Absent other changes in payday lending laws or dramatic fluctuations in the broader economy and markets, we expect the net impact of the Illinois law change as discussed above to reduce revenues by $2.3 million to $2.5 million and reduce branch gross profit by $1.8 million to $2.0 million during the year ending December 31, 2012 compared to 2011. The inclusion of Direct Credit for a full year and continued diversification efforts within our Financial Services branches are expected to help offset the declines from the negative legislative changes.

Operating Expenses. Total operating expenses increased by $7.4 million, from $88.6 million during first nine months of 2011 to $96.0 million during first nine months of 2012. Total operating costs, exclusive of loan losses, increased from $62.8 million during first nine months 2011 to $67.0 during first nine months 2012. The increase was primarily due to the inclusion of Direct Credit, higher healthcare-related and bank collection costs and typical annual rent increases.

The provision for losses increased from $25.8 for the nine months ended September 30, 2011 to $29.0 million for the nine months ended September 30, 2012. Our loss ratio was 19.1% during first nine months of 2011 versus 20.9% during first nine months of 2012. The increase in the loss ratio from 2011 to 2012 was primarily attributable to the inclusion of Direct Credit and a lower collection rate of returned items. Our charge-offs as a percentage of revenue were 37.1% during nine months ended September 30, 2012 compared to 37.3% during the same period in 2011. Our collections as a percentage of charge-offs were 45.4% during first nine months of 2012 compared to 48.3% during first nine months of 2011. In addition, we received cash of approximately $457,000 from the sale of certain payday loan receivables during nine months ended September 30, 2012 that had previously been written off compared to $381,000 during the same period in 2011.

Gross Profit. The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of branches for the nine months ended September 30, 2011 and 2012 based on the year that a branch was opened or acquired.

Year Opened/Acquired		Gross Profit (Loss)		Gross Margin %		Loss Ratio
	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)
Financial Services Branches:
Pre - 1999	31	$7,498	$6,266	52.7%	48.7%	14.7%	16.5%
1999	36	4,862	4,498	40.5%	37.2%	16.3%	18.9%
2000	45	5,265	4,081	39.8%	34.2%	21.9%	23.9%
2001	28	2,674	2,632	37.8%	37.2%	18.7%	18.7%
2002	42	3,154	2,497	30.3%	25.8%	26.3%	27.5%
2003	35	2,516	2,495	32.4%	32.0%	20.9%	20.8%
2004	53	4,221	3,992	37.1%	35.3%	15.5%	16.8%
2005	115	8,235	7,772	32.5%	30.8%	20.6%	21.2%
2006	52	2,163	2,027	23.5%	21.5%	21.1%	24.2%
2007	11	1,023	875	33.9%	30.0%	22.7%	23.1%
2008	8	439	465	32.8%	32.5%	11.0%	14.3%
2009	1	70	60	37.4%	28.2%	15.5%	25.2%
2010	1	40	91	22.8%	40.4%	17.3%	10.7%
2011	2	39	227	13.9%	36.1%	21.3%	18.3%
2012	6		(298)		(c )		(c )

Sub-total	466	42,199	37,680	36.5%	33.3%	19.5%	20.9%

Consolidated branches (a)		148	(46)
Automotive branches	5	2,087	2,135	11.4%	11.7%	22.0%	21.7%
Direct Credit			1,690		27.6%		29.6%
Other (b)		1,658	846

Total		$46,092	$42,305	34.2%	30.6%	19.1%	20.9%

(a)	Amounts represent branches that were consolidated into nearby branches and therefore were not reported as discontinued operations.
(b)	Includes the sale of older debt for approximately $457,000 and $381,000 for the nine months ended September 30, 2012 and 2011, respectively.
(c)	Not meaningful.

Gross profit was $42.3 million during nine months ended September 30, 2012 versus $46.1 million in the same period of the prior year. Branch gross margin, which is branch gross profit as a percentage of revenues, was 30.6% during nine months ended September 30, 2012 compared to 34.2% during nine months ended September 30, 2011. The decrease period-to-period was primarily attributable to the uncertainty surrounding the ballot referendum in Missouri and changes in the Illinois law. The gross margin for Financial Services branches was 33.3% for the nine months ended September 30, 2012 compared to 36.5% during the same period in 2011.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $28.9 million for the nine months ended September 30, 2011 to $24.8 million for the nine months ended September 30, 2012. The nine months ended September 30, 2012 include a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. The nine months ended September 30, 2011 include a $2.0 million expense resulting from the settlement of an outstanding legal matter. The remainder of the improvement period-to-period is primarily attributable to lower legal and other professional expenses.

Interest Expense. Interest expense increased by approximately $1.2 million from $1.5 million during nine months ended September 30, 2011 to $2.7 million during nine months ended September 30, 2012. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Other Expense (Income), Net. For the nine months ended September 30, 2012, other income included a gain of $1.1 million due to the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with the acquisition of Direct Credit in September 2011.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2012 was 37.9% compared to 39.7% in the same period of the prior year. The reduced rate in 2012 is due to, among other things, the favorable tax treatment associated with the gain realized in connection with the cash settlement of the expiring life insurance. We expect our effective tax rate for 2012 to be in the range of 37.0% to 39.0%.

Discontinued Operations. We closed 20 branches during nine months ended September 30, 2012 that were not consolidated into nearby branches. During 2011, we closed 38 branches that were not consolidated into nearby branches and sold one branch. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2011 and 2012 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total revenues	$1,782	$292	$4,948	$2,328
Provision for losses	1,342	421	2,617	1,787
Other branch expenses	1,380	362	4,214	1,817

Branch gross loss	(940)	(491)	(1,883)	(1,276)
Other, net	(197)	(1)	135	(118)

Loss before income taxes	(1,137)	(492)	(1,748)	(1,394)
Income tax benefit	438	189	673	537

Loss from discontinued operations	$(699)	$(303)	$(1,075)	$(857)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2012
Cash flows provided by (used for):
Operating activities	$15,771	$10,805
Investing activities	(12,459)	(485)
Financing activities	940	(12,164)
Effect of exchange rate on cash and cash equivalents		58

Net increase (decrease) in cash and cash equivalents	4,252	(1,786)
Cash and cash equivalents, beginning of year	16,288	17,738

Cash and cash equivalents, end of period	$20,540	$15,952

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

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, we were not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the credit agreement. On November 7, 2012, we entered into an amendment to the credit agreement (the First Amendment Agreement) to i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. We are currently in compliance with these new covenants.

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

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, anticipated dividends to our stockholders, and anticipated share repurchases for the foreseeable future. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, we may be forced to suspend our quarterly dividend to stockholders, seek additional financing, decrease automobile inventory, restrict growth of the long-term installment loan product, reduce operating expenses, pursue the sale of certain assets or consider other alternatives designed to enhance liquidity.

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

Net cash provided by operating activities for the nine months ended September 30, 2012 was $10.8 million compared to $15.8 million during nine months ended September 30, 2011. The increase in net income period-to-period was offset by changes in working capital items, partly due to our recently introduced long-term installment product.

Investing activities for each period were as follows:

•

Net cash used by investing activities for the nine months ended September 30, 2012 was $485,000 which included $2.3 million in capital expenditures that was partially offset by proceeds of $739,000 from the settlement of a life insurance policy and a $1.1 million change in the restricted cash balance. The capital expenditures primarily included $906,000 for technology and other furnishings at the corporate office and $979,000 for technology improvements with respect to Direct Credit. The change in the restricted cash balance was a result of the payment of $1.9 million for a legal settlement in Missouri partially offset by an increase in amounts required to be held pursuant to state licensing requirements.

•

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

Financing activities for each period were as follows:

•

Net cash used for financing activities for the nine months ended September 30, 2012 was $12.2 million, which primarily consisted of $21.8 million in repayments of indebtedness under the revolving credit facility, $17.2 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $792,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $30.2 million under the revolving credit facility.

•

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our revolving credit facility will be sufficient to fund our liquidity and capital expenditure requirements during the remainder of 2012. Expected short-term uses of cash include funding of any increases in payday, installment and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and small acquisitions, if any.

We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, we may be forced to suspend our quarterly dividend to stockholders, seek additional financing, decrease automobile inventory, restrict growth of the long-term installment loan product, reduce operating expenses, pursue the sale of certain assets or consider other alternatives designed to enhance liquidity

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility or an additional term loan under an amended credit facility. As noted above, under our current credit agreement, we are required to make scheduled quarterly and annual excess cash flow mandatory repayments on the term loan. We expect to fully repay the term loan within the next 12 months. In addition, the revolving portion of the credit agreement was reduced from $45 million to $27 million. As a result, our ability to pursue business opportunities may be more constrained than in previous years.

In connection with our acquisition of Direct Credit, we agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. As of December 31, 2011, the fair value of the contingent consideration liability was $1.1 million. In accordance with the stock purchase agreement, a supplemental earn-out payment was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the defined target. During the nine months ended September 30, 2012, we recorded a reduction to the contingent consideration liability of approximately $1.1 million. This reduction is included as a gain in the other income component of the Consolidated Statements of Income.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On November 6, 2012, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable December 6, 2012, to stockholders of record as of November 22, 2012, and the total amount of the dividend to be paid is approximately $870,000.

Our current credit agreement requires us to maintain a fixed charge coverage ratio (as defined and computed in accordance with the credit agreement). Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow (as defined in the agreement) used in computing our fixed charge coverage ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2012, we have repurchased a total of 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program, which expires June 30, 2013.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2012.

In response to changes in the overall market, over the past three years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 44 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditure related to discretionary renovation or relocation projects.

As of September 30, 2012, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. Based on initial information and industry research, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period. As this business progresses, we will evaluate the capital requirements and the associated return on investment. We have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

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

Beginning in late 2011, we began offering longer-term, higher-dollar installment loans in certain branches in New Mexico and California and during first quarter 2012, we expanded this product into Missouri, Idaho and Utah. The new installment loan product carries a maximum advance amount of approximately $3,000 and a term of 12 months or 18 months. During second quarter 2012, we began offering auto equity loans in certain branches in California. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk. Our Financial Services branches located in the states of Missouri, California and Kansas represented approximately 21%, 14% and 5%, respectively, of total revenues for the nine months ended September 30, 2012. Our Financial Services branches located in the states of Missouri, California, Kansas and New Mexico represented approximately 31%, 16%, 7% and 5%, respectively, of total branch gross profit for the nine months ended September 30, 2012. To the extent that laws and regulations are passed that affect our ability to offer payday loans or the manner in which we offer payday loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which will likely extend the time period over which the negative effects of the new law will occur. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. For the nine months ended September 30, 2012, revenues and gross profit from Illinois declined by $2.5 million and $1.8 million from the same period in the prior year. We anticipate that for full year 2012, our revenues from Illinois will decline by approximately $2.3 million to $2.5 million and gross profit to decline by $1.8 million to $2.0 million, compared to 2011 as a result of this law change. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profits.

In Missouri, there was an effort to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. On May 6, 2012, supporters of this voter initiative submitted signatures to the Missouri Secretary of State. In August 2012, the Missouri Secretary of State ruled that the supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. In September, 2012, the supporters of the initiative dropped a legal challenge of the ruling by the Missouri Secretary of State. As a result, this issue will not be on the ballot in November 2012. It is possible, however, that this or a similar initiative could be submitted to the Missouri Secretary of State for inclusion on the November 2014 ballot.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2011 and September 30, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $90,000 as of December 31, 2011 and $80,000 as of September 30, 2012. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Allowance for loan losses
Balance, beginning of period	$90	$60	$100	$90
Charge-offs	(1,017)	(879)	(2,463)	(2,393)
Recoveries	203	215	630	699
Provision for losses	794	684	1,803	1,684

Balance, end of period	$70	$80	$70	$80

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the third quarter 2012 in any cases material to the Company as reported in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. On June 6, 2012, our board of directors extended our common stock repurchase program through June 30, 2013. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. We did not repurchase any shares of our common stock during third quarter 2012. As of September 30, 2012, we have repurchased 5.7 million shares at a total cost of approximately $55.9 million, which leaves approximately $4.1 million that may yet be purchased under the current program.

Item 6.	Exhibits

10.1	First Amendment Agreement dated November 7, 2012, among QC Holdings, Inc., the lenders named therein and U.S. Bank National Association, as Agent, amending the Second Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2012.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)