Form 10-K
period 2012-12-31
QC Holdings, Inc.
filed 2013-03-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2012 was $19.2 million.

Shares outstanding of the registrant’s common stock as of February 28, 2013: 17,420,314

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2012

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

Overview

QC Holdings, Inc. and its subsidiaries provide various financial services (primarily payday loans) and sell used vehicles and earn finance charges from the related vehicle financing contracts. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in the state of Kansas in 1998 and have provided various retail consumer products and services during our 28-year history.

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

We evaluate and report on our business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches in the United States that offer payday loans, installment loans, credit services, check cashing services, title loans, money transfers and money orders. The Automotive segment consists of our buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following table sets forth the revenue and percentage of total revenue for each operating segment.

	Year Ended December 31,			Year Ended December 31,
	2010	2011	2012	2010	2011	2012
	(in thousands)			(percentage of revenues)
Revenues:

Financial Services	$154,640	$151,020	$148,779	88.6%	85.5%	82.4%
Automotive	19,914	23,645	23,718	11.4%	13.4%	13.1%
E-Lending		1,903	8,068		1.1%	4.5%

Total	$174,554	$176,568	$180,565	100.0%	100.0%	100.0%

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of each operating segment for the years ended December 31, 2011 and 2012.

		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Operating Segment	Branches	2011	2012	2011	2012	2011	2012
		(in thousands)

Financial Services(a)	428	$58,997	$51,857	39.1%	34.9%	19.4%	21.6%
Automotive	5	2,169	2,119	9.2%	8.9%	25.2%	24.2%
E-Lending		694	1,844	36.5%	22.9%	29.7%	34.8%

Total		$61,860	$55,820	35.0%	30.9%	20.3%	22.5%

(a)	Excludes 38 branches that are scheduled to close during first half of 2013.

Financial Services

Revenues from our financial services are primarily derived by providing short-term consumer loans, known as payday loans, which represented approximately 66.0% of our total revenues for the year ended December 31, 2012. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 466 short-term lending branches in 23 states as of December 31, 2012. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee.

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

In response to changes in the overall market and unfavorable legislation in several states, we have closed a significant number of branches over the last five years. During this period, we opened 26 de novo branches, acquired 1 branch and closed 157 branches. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2008.

	2008	2009	2010	2011	2012
Beginning branch locations	596	585	556	523	482
De novo branches opened during year	12	3	1	2	8
Acquired branches during year	1
Branches closed during year (a)	(24)	(32)	(34)	(43)	(24)

Ending branch locations (b)	585	556	523	482	466

(a)	In December 2010, we announced that we would close 21 branches during the first half of 2011 as a result of the negative impact from changes in payday lending laws in Arizona, Washington and South Carolina. In 2011, we closed 18 of the branches and decided that the remaining 3 branches would remain open. These 18 branches are included in the 2011 total for branches closed during the year.
(b)	In December 2012, we decided that we would close 38 branches during first half of 2013. The ending branch number for 2012 includes these 38 branches; however, these branches are included as part of discontinued operations during 2012.

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

We evaluate opportunities for product and geographic diversification and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy when evaluating possible businesses. During 2013, we expect to open approximately 10 branches providing short-term loan products.

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

During 2012, we closed 24 branches in various states (which included four branches that were consolidated into nearby branches). In addition, we decided to close 38 underperforming branches during first half of 2013, the majority of which are located in states (South Carolina, Washington and Colorado) where we have been subject to unfavorable changes to payday loans in recent years. We recorded approximately $699,000 in pre-tax charges during 2012 associated with these planned closures. The charges included a $398,000 loss for the disposition of fixed assets, $263,000 for lease terminations and other related occupancy costs and $38,000 for other costs.

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

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where legislative and regulatory changes have occurred. To the extent that we close branches during 2013, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Automotive

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. As of December 31, 2012, we operated five buy here, pay here lots, three of which are located in Missouri and the other two in Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers.

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

Industry Background

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association (CFSA), industry analysts estimate that the industry has approximately 18,300 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2012, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $18.6 billion to their customers during 2012. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically. Industry analysts have suggested that the volume of short-term loans transacted over the Internet will exceed the volume through bricks-and-mortar locations within the next three to five years.

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

Our Services

Our primary business is offering payday loans through our network of branches in the United States and over the Internet in Canada through our subsidiary Direct Credit. In addition, we offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, money transfers and money orders. We also operate in the buy here, pay here segment of the used automobile market.

The following table sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,			Year Ended December 31,
	2010	2011	2012	2010	2011	2012
	(in thousands)			(percentage of revenues)
Revenues

Payday loan fees	$121,340	$117,706	$119,122	69.5%	66.7%	66.0%
Automotive sales, interest and fees	19,914	23,645	23,718	11.4%	13.4%	13.1%
Installment loan fees	16,037	16,413	21,275	9.2%	9.3%	11.8%
Credit service fees	7,009	7,512	7,003	4.0%	4.3%	3.9%
Check cashing fees	4,023	3,698	3,193	2.3%	2.1%	1.7%
Title loan fees	3,893	5,214	2,693	2.2%	2.9%	1.5%
Open-end credit fees		24	1,111	0.0%	0.0%	0.6%
Other fees	2,338	2,356	2,450	1.4%	1.3%	1.4%

Total	$174,554	$176,568	$180,565	100.0%	100.0%	100.0%

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

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the CFSA and offer no more than four consecutive renewals per customer after the initial loan. We also require that the customer sign a new promissory note and provide a new check for each payday loan renewal. If a customer is unable to meet his or her current repayment for a payday loan, the customer may qualify for an extended payment plan (EPP). In most states, the terms of our EPP conform to the CFSA best practices and guidelines. Certain states have specified their own terms and eligibility requirements for an EPP. Generally, a customer may enter into an EPP once every 12 months, and the EPP will call for scheduled payments (without any additional interest or fees) that coincide with the customer’s next four paydays. In some states, a customer may enter into an EPP more frequently. We will not engage in collection efforts while a customer is enrolled in an EPP. If a customer misses a scheduled payment under the EPP, our personnel may resume normal collection procedures. We do not offer an EPP for our installment loans, nor does the third party lender in Texas offer an EPP to its customers.

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

During 2012, approximately 89.8% of our U.S. payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 10.2% of U.S. payday loan volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 43.6% of items presented to the bank were collected and approximately 56.4% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 5.8% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2012, our efforts resulted in approximately 57.4% collection of the returned items, which includes cash received totaling $685,000 for the sale of older debt. As a result, our overall provision for payday loan losses during 2012 was approximately 2.5% of total payday loan volume (including Internet lending). On average, our overall provision for payday loan losses has historically ranged from 2% to 5% of total payday loan volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2012, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 17 days for each of the years ended December 31, 2010 and 2011 and 18 days for the year ended December 31, 2012.

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

Installment Loans

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from 12 to 48 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. As of December 31, 2012, we offered our installment loan products to customers in 200 of our branches in 10 of the 23 states in which we operate.

The process for obtaining a signature or auto equity installment loan is similar to that of obtaining a payday loan. Our customers submit applications in-person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information is forwarded to our central underwriting department for approval. We adhere to more stringent underwriting criteria for installment loans than for short-term consumer loans, running credit reports for all centrally approved installment loan customers.

Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2012, the average principal amount of a signature loan was $1,882 and the average term was 18 months. In 2012, our signature loans accounted for 1.6% of revenue and were offered in 106 locations.

Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2012, the average principal amount of an auto equity loan was $3,068 and the average term was 25 months.

We offer branch-based installment loans to customers in eight states across our branch network. Branch-based installment loans are very similar to payday loans in principal amount, fees and interest, but allow the customer to repay the loan in bi-weekly installments. The loans are not centrally underwritten and have much smaller balances and higher interest rates than our signature and auto equity installment loans. In 2012, branch-based installment loans accounted for 10.1% of revenue and were offered in 93 locations.

Other Financial Services

We also offer other consumer financial services, such as credit services, check cashing services, title loans, open-end credit, money transfers and money orders. Together, these other financial services constituted 9.9%, 10.6% and 9.1% of our revenues for the years ended December 31, 2010, 2011 and 2012, respectively.

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

We offered check cashing services in 400 of our 466 branches as of December 31, 2012. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.8%, 2.8% and 2.7% of the face amount of the check in 2010, 2011 and 2012, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 184 branches as of December 31, 2012.

We are also an agent for the transmission and receipt of wire transfers for MoneyGram. Through this network, our customers can transfer funds electronically to more than 293,000 locations in more than 197 countries and territories throughout the world. Additionally, our branches offer MoneyGram money orders.

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

Automotive

We had five buy here, pay here car locations as of December 31, 2012. As an operator of buy here, pay here locations, we sell and finance used cars to individuals who may or may not have a bank account, have limited credit histories or past credit problems. We purchase our inventory of vehicles primarily through auctions. Generally, our buyer purchases vehicles between six and 10 years of age with 90,000 to 130,000 miles, and pay between $3,000 and $8,000 per vehicle. The vehicles acquired are carried in inventory at the amount of purchase price plus vehicle reconditioning costs (not to exceed its net realizable value).

We provide financing to substantially all of our customers who purchase a vehicle at one of our buy here, pay here locations. Our finance contract typically includes a down payment or a trade-in allowance ranging from $200 to $2,000 and an average term of 33 months. We require payments to be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the customer’s pay date. The average principal amount for buy here, pay here loans originated during 2012 was approximately $10,245. We provide a limited warranty on most of the vehicles we sell.

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

In December 2012, we completed two transactions involving $17.2 million principal amount of our automobile loans receivable. We received approximately $11.9 million in cash proceeds in exchange for relinquishing our right, title and interest in the automobile loans receivable. We are subject to recourse provisions requiring us to re-purchase certain automobile loans receivable in the event of a default. We used the net proceeds we received to make a prepayment of the term loan under our credit agreement.

With respect to the transfer of $17.2 million in automobile loans receivable, we treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. We were unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable have been classified as a secured borrowing in the consolidated balance sheets.

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

Business Strategy

We historically have expanded our business by opening de novo branches and through acquisitions. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. From 1998 through 2012, we acquired 241 short-term lending branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more.

In recent years, we have reversed the growth of our branch network and closed stores that were unprofitable. We have focused on growing revenue by introducing new products that serve our existing loyal customer base and increasing profitability by streamlining operations. As part of our efforts to introduce new products and diversify our revenue stream, we are currently in the process of accelerating the growth of our longer-term, centrally underwritten installment loan product to our existing branch network. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We intend to continue to evaluate acquisition opportunities presented to us in the buy here, pay here segment of the used car market. In addition, we are currently in the process of restructuring our Automotive segment. Historically, we have carried all of our automobile loans receivable on our balance sheet; however, in December 2012, we sold roughly 90% of our automobile loans receivable to a third party. Additionally, while the Automotive segment has been funded from our operations, we are evaluating a forward flow arrangement whereby sales of automobiles are funded directly by a third-party lender. We believe these changes will enhance profitability as a result of improved net credit expense, in addition to enabling us to reduce the capital requirements of the business going forward.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In addition, Direct Credit’s online technology can be used as a platform for future expansion into other markets, and we are currently leveraging Direct Credit’s online business model to develop an Internet-based lending platform for customers in the United States. A viable U.S. Internet presence will help us further diversify our revenue base and offer our customers another financing alternative.

Locations

The following table shows the number of short-term lending branches by state that were open as of December 31 from 2008 to 2012:

	2008	2009	2010	2011	2012

Alabama	12	12	12	12	13
Arizona	39	36	25	12	11
California	81	77	76	75	74
Colorado	11	11	11	11	10
Idaho	14	15	16	16	16
Illinois	24	24	24	22	21
Indiana	1	1	1	1
Kansas	21	21	21	21	22
Kentucky	13	11	11	11	11
Louisiana	4	4	4	4	5
Mississippi	7	7	7	7	7
Missouri	107	105	103	101	101
Montana	4	4	1
Nebraska	9	9	8	8	8
Nevada	9	7	7	7	7
New Mexico	20	18	18	18	18
Ohio	18	18	17	17	16
Oklahoma	23	20	19	19	18
South Carolina	62	62	56	46	33
Tennessee					1
Texas	27	16	16	16	16
Utah	19	19	19	18	18
Virginia	22	20	18	17	17
Washington	31	32	26	16	16
Wisconsin	7	7	7	7	7

Total (a)	585	556	523	482	466

(a)	For 2010, the total includes 21 branches (primarily in Arizona, Washington and South Carolina) that were scheduled to close during first half of 2011. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open. For 2012, the total includes 38 branches (primarily in South Carolina, Washington, Colorado and Oklahoma) that are scheduled to close during first half of 2013.

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

Our short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 15% and 5%, respectively, of total revenues for the year ended December 31, 2012. Our short-term lending branches located in the states of Missouri, California, Kansas and New Mexico represented approximately 33%, 17%, 7% and 5%, respectively, of total gross profit for the year ended December 31, 2012. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that affected revenues and profitability negatively. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. For the year ended December 31, 2012, revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively, from the year ended December 31, 2011. Prior to the change in Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profits.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative.

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

In Canada, our advertising and marketing strategy is designed to produce substantial lead generation through both direct and indirect channels. Direct channels include our websites and through our proprietary database. Our advertising efforts through indirect channels include placing ads on highly visited websites (such as Google, The Microsoft Network (MSN) and Yahoo), search engine optimization and maintaining a presence in the Yellow Page directories.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, compliance monitoring, record keeping and reporting. We have one primary point-of-sale system utilized by the majority of our branches in the United States as of December 31, 2012. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia branches, we utilize a second point-of-sale system that can accommodate the open-end credit product. For our buy here, pay here locations, we implemented a separate system that manages the automobile business.

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

We also maintain and test a comprehensive disaster recovery plan for all critical host systems. The disaster recovery plan is routinely updated to reflect new requirements and business systems. As part of the plan, we have a contract with a third-party to replicate all essential host data changes to the off-site location in Dallas, Texas, which provides immediate access to needed technologies, if necessary.

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

To protect against robbery, the majority of employees in our branches work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Our security measures in each branch include safes, electronic alarm systems monitored by third parties, control over entry to customer service representative areas, detection of entry through perimeter openings, walls and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure customer service representative area. Additional security measures include remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

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

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures that would prohibit or severely restrict payday loans. In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation established the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of February 2013, no such rules have been proposed.

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions. During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Wisconsin, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010, 2011 and 2012. In 2008, Ohio legislators passed a law that placed a 28% cap on payday loans, which is equivalent to a fee of approximately $1.07 per $100 borrowed. Absent additional transaction fees, this law would effectively preclude offering payday loans in Ohio. In October 2007, a new federal law prohibited loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation has the practical effect of banning payday lending to the military. In Oregon, legislative action placed a 36% cap on payday loans, which went into effect July 1, 2007, effectively banning payday loans in Oregon as of that date. Similarly, a ballot initiative in Montana that took effect January 1, 2011, had the practical effect of banning payday loans in that state.

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

In February 2005, we entered into a separate arrangement with a different Delaware state-chartered bank to originate and service payday loans for that bank in Texas. In September 2005, we terminated the arrangement and began operating as a credit services organization in our Texas branches. The two Delaware banks for which we previously acted as a marketer and servicing provider are subject to supervision and regular examinations by the Delaware Office of the State Bank Commissioner and the FDIC. The decision to close our branches in North Carolina and to terminate our agreement with the Delaware bank offering loans in Texas reflected the difficult operating environment associated with guidelines issued by the FDIC. In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicing provider of the bank’s payday loans. In March 2005, the FDIC issued revised guidelines. The revised FDIC guidelines also imposed various limitations on bank payday loans, which effectively limited the benefits of the bank model in places like North Carolina and Texas. In February 2006, the FDIC reportedly advised FDIC-insured banks that they could no longer offer payday loans through marketing and servicing agents.

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

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet minimum bonding or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. In some states we act as agent for MoneyGram in the sale of money orders. Certain states, including California where we operate 74 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the recipient of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order.

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

The buy here pay here industry is also regulated by the CFPB. The provisions of this legislation are in the early stages of implementation, and, to our knowledge, there presently are no CFPB proposed rules and regulations that specifically apply to the buy-here pay-here industry.

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

Privacy Regulation

We are subject to a variety of federal and state laws and regulations that seek to protect the confidentiality of a customer’s identity by restricting the use of personal information obtained from a customer. We have identified our systems that capture and maintain non-public personal information, as that term is used in the privacy provisions of the Gramm-Leach-Bliley Act and it’s implementing federal regulations. We disclose our privacy information policies and our policies relating to destruction of certain information to our customers as required by that law. We have systems in place intended to safeguard this information as required by the Gramm-Leach-Bliley Act.

Zoning and Other Local Regulation

We are also subject to increasing levels of zoning and other local regulations, such as regulations affecting the granting of business licenses. Certain municipalities have used or are attempting to use these types of regulatory authority to restrict the growth of the payday loan industry. These zoning and similar local regulatory actions can affect our ability to expand in that municipality and may affect a seller’s ability to transfer licenses or leases to us in conjunction with an acquisition. For example, several cities in Texas have passed local ordinances governing certain loan provisions including refinancing and extensions. Our Texas locations experienced a 7% decline in revenues and a gross profit decline of 17% in 2012 compared to 2011 largely due to the passage of these ordinances.

Employees

On December 31, 2012, we had 1,563 U.S. employees, consisting of 1,351 branch personnel, 106 field managers and 106 corporate office employees. In addition, Direct Credit had approximately 23 employees as of December 31, 2012.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report (Item 7), we announced to our employees in January 2013 a restructuring plan for the organization. The restructuring plan includes a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013.

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

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2012, 33 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 17 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn at an annual percentage rate of 36% or lower, which makes offering the payday product in those states unprofitable. During 2012, we made payday loans directly in 20 of these 33 states. In addition, in Texas we operate as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

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

In recent years, including 2012, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. Legislative changes (or failures to extend payday lending laws) have had a significant adverse effect on our business, revenues and earnings in New Mexico, Arizona, Washington, South Carolina, Illinois, Virginia and certain other states in recent years.

Voter initiatives to limit or prohibit payday lending can result in expensive ballot campaigns and changes to state laws, both of which can adversely affect our results of operations.

State laws can be changed by ballot initiative or referendum in certain states. A 2010 ballot initiative in Montana precluded payday lending on profitable terms, thus effectively prohibiting payday lending in Montana. Similarly, the prospect of a ballot initiative in Oregon during 2006 led to legislation that effectively prohibits payday lending in that state. After those measures were passed, we closed all our branches in Montana and Oregon. Ballot initiatives can also be expensive to oppose and are more susceptible to emotion than deliberations in the normal legislative process. We have spent substantial amounts in the past related to ballot initiatives and would expect to do so in the future if another ballot initiative is proposed.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative.

If the Missouri ballot initiative is placed on the ballot in 2014 and passes, we would be forced to cease our payday lending operations in Missouri, which would have a material adverse effect on our results of operations. In 2012, our Missouri branches accounted for approximately 22% and 33% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and our outstanding subordinated notes and would likely result in an immediate termination of our regular cash dividend on our common stock.

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

Future interpretations of state law in other jurisdictions or promulgation of regulations or new interpretations, similar to the prior actions in New Mexico or the ruling by the North Carolina Commissioner of Banks as discussed below, could have an adverse impact on our ability to offer payday loans in those states and an adverse impact on our earnings.

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

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

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

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws to $25,000 per day for reckless violations and $1.0 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

The CFPB staff has an ongoing examination of various companies in the payday loan industry, including an examination of us in 2012. We believe that a primary purpose of this initial round of industry examinations is for the CFPB staff to obtain baseline information about the industry as a precursor to considering and implementing future regulation of the industry. We cannot predict the scope of any future rules or regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions directed toward our industry and us could adversely affect our operating results, particularly in certain key states.

During the last few years, our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. In recent years, we have experienced a higher number of purported class action lawsuits by our customers against us. In 2011, we reached a settlement in a purported class action lawsuit in Missouri. We presently have pending against us class action lawsuits in North Carolina and Canada as described under Item 3, “Legal Proceedings.” The consequences of an adverse ruling in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of these pending lawsuits is time consuming and expensive, and the defense of these or future lawsuits or proceedings, even if we are successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

While many courts, particularly federal courts, have concluded that the Federal Arbitration Act requires the enforcement of arbitration agreements containing class action waivers of the type we use, in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

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

The concentration of our revenues and gross profits in Missouri and other certain states could adversely affect us.

Our branches operate in 23 states. For the year ended December 31, 2012, branches located in Missouri, California and Kansas represented approximately 42% of our total revenues and 57% of our total gross profit. Revenues from branches located in Missouri and California represented 22% and 15%, respectively, of our total revenues for the year ended December 31, 2012. Gross profit from branches in Missouri and California represented 33% and 17%, respectively, of our total gross profit for the year ended December 31, 2012. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory, ballot referendum or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

For example, amendments to the South Carolina law and Washington law became effective January 1, 2010. Prior to these new laws in South Carolina and Washington, revenues from each state were approximately 7% and 5%, respectively, of our total revenues. In South Carolina, the maximum loan size was raised, but the new law also created a database to enforce a one loan per customer limit. In Washington, amendments to its law created a database to enforce a one loan per customer limit and to place a usage limit on customers at eight loans per year. Similarly, the Arizona payday loan statutory authority expired by its terms on June 30, 2010 and prior to that event, Arizona represented approximately 8% of total revenues. The changes in the payday lending laws in each of these states had a significant adverse effect on our revenues and profitability.

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. If this initiative is placed on the ballot in 2014 and the measure passes, we would be unable to operate our payday loan branches in Missouri and be forced to close those locations in the state.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing payday loans. We also provide certain related services, such as installment loans, check cashing, title loans, credit services, open-end credit, money transfers and money orders, which accounted for approximately 9% of our revenues in 2012. In 2007, we entered the buy here, pay here automobile business, but those revenues accounted for only 13% of our total revenue in 2012. In 2011, we entered the Canadian Internet payday lending market with our acquisition of Direct Credit. That acquisition provides geographic diversification and product distribution diversification; however it does not provide core business diversification. As noted above, with unfavorable legislative and regulatory changes, the revenues in our payday loan business are declining, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification has and is likely to continue to inhibit the opportunities for growth of our business, revenues and profits.

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

Additionally, while the full-year 2012 revenue of our new Canadian subsidiaries is not material to our overall U.S. revenues, we expect our Canadian business to grow, which could expose us to greater risk associated with foreign currency fluctuations and changes in foreign tax rates, both of which could adversely affect our results of operations. We do not presently plan to hedge our exposure to the Canadian dollar. Furthermore, our financial results may be negatively affected to the extent tax rates in Canada increase or exceed those in the United States or as a result of the imposition of withholding requirements on foreign earnings.

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

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in 2006 and 2007, we began offering installment loans in Illinois and New

Mexico, respectively; and in October 2007, we opened our first buy here, pay here automobile sales and finance lot. New products in Illinois, New Mexico, as well as in Virginia and other states, have been in response to changes in payday loan laws in those states making payday lending unprofitable, and therefore not economically feasible, under current state law or regulations in those states. We also intend to introduce additional services and products in the future in order to continue to diversify our business. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. In order to offer new products and to enter into new businesses, we may need to comply with additional regulatory and licensing requirements. Each of these new products and businesses is subject to risk and uncertainty and requires significant investment of time and capital, including additional marketing expenses, legal costs, acquisition costs and other incremental start-up costs. Due to our lack of experience in offering certain new products and businesses, we may not be successful in identifying or introducing any new product or business in a timely or profitable manner. Additionally, loan losses for new products may be higher than we initially expected. For example, we offered an open-end credit product to our Virginia customers for a brief period in 2008 and 2009, before discontinuing the product due to significantly higher than anticipated loan losses (in 2011, we re-introduced this product on a limited basis with various key structural changes). Furthermore, we cannot predict the demand for any new product or service. Our failure to introduce a new product or service efficiently and profitably or low customer demand for any of these new products or services, could have a material adverse effect on our business, results of operations and financial condition.

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

Provision for losses is one of our largest operating expenses, constituting 22.5% of total revenues for the year ended December 31, 2012, with payday loan losses constituting most of the losses. During each period, if a customer does not repay a payday loan when due and the check we present for payment to the bank is returned, all accrued fees, interest and outstanding principal are charged off as uncollectible. Any changes in economic factors that adversely affect our customers could result in a higher loan loss experience than anticipated, which could adversely affect our loan charge-offs and operating results. For example, we believe our loan losses increased during the second half of 2007 as a result of the turmoil in the sub-prime lending markets and its ripple effect throughout the United States economy. As another example, we believe that our loan loss experience in third quarter 2005 was adversely affected as a result of an increase in customer bankruptcies prior to a significant change in the bankruptcy laws in October 2005. Similar difficult financial and economic markets and conditions could increase our loan losses and adversely affect our results of operations and financial condition.

While the immediate economic crisis of 2008 and 2009 appears to have passed, we believe that the continuing effects of that recession are adversely affecting our customers and their borrowing habits. We experienced lower payday loan demand in 2009 than initially expected, which we believe is attributable in part to the reports nationally of overall consumer efforts to reduce debt. We believe our customers are more sophisticated than portrayed in the media by certain consumer groups and that our customers restrict borrowings in circumstances when risk of non-repayment is increased. We believe this has occurred when gasoline prices have spiked at various times over the last four years and also occurred in fourth quarter 2008 due to the national credit crisis. We believe that lower customer loan demand in 2010, 2011 and 2012 is directly related to the continuing effects of the 2008-09 recession. We believe these adverse economic pressures on our customers are continuing in 2013 and will continue for the foreseeable future, which has had, and is expected to continue to have, an adverse effect on our revenues and earnings.

Continuing disruptions in the credit markets from the national credit crisis are negatively affecting the availability and cost of commercial credit, which could adversely affect our future borrowing ability and costs.

We believe that disruptions in the capital and credit markets in 2008 and 2009 adversely affected the availability and cost of commercial credit for our business. In addition, uncertainty as to the economic recovery and changing and increased regulation coming out of the recession, including the Dodd-Frank Act, have been additional disruptions to the capital and credit markets for our industry. We believe that these factors directly and adversely affected the terms of our credit agreement, which we renegotiated in fall 2011, approximately 15 months before the maturity of the prior credit agreement. See the discussion immediately below of the terms of the new credit agreement and the requirement that we obtain $3.0 million of subordinated debt as a condition to that new credit agreement. We believe that these factors may also affect our ability to refinance the current revolving credit facility on favorable terms, if at all, and our ability to incur additional indebtedness to fund acquisitions, business ventures and distributions to our stockholders or other corporate purposes. Our current credit facility matures on September 30, 2014. The reduced availability under our new revolving credit facility, or the inability to refinance our current credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating cash dividends on our common stock and our stock repurchase program.

From time to time, we utilize borrowings under our credit facility to fund our liquidity and capital needs, and these borrowings, which increase our leverage and reduce our financial flexibility, are subject to various restrictions and covenants.

On September 30, 2011, we entered into an amended and restated credit agreement (current credit agreement) with a syndicate of banks to replace our prior credit agreement. As a condition to entering into the current credit agreement, the lenders required that we issue $3.0 million of subordinated notes. The prior credit agreement provided for a term loan of $50 million maturing December 2012 and a revolving line of credit (including provision permitting the issuance of letters of credit and swingline loans) of up to $45 million. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. We paid off the term loan in December 2012. The terms of our current credit agreement and the subordinated notes include provisions that directly or indirectly affect our ability to repurchase our common stock on the open market or in negotiated transactions, our ability to pay cash dividends on our common stock, and our ability to pursue acquisitions or other strategic ventures that would require us to borrow additional amounts.

We typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis and to fund the scheduled amortization repayments under the term loan, and we have limited cash balances (other than cash balances needed at the branch level). We expect that a substantial portion of our liquidity needs, including amounts to pay future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2012, we had approximately $2.0 million available for future borrowings under this facility, compared to $12.5 million of availability on the revolving credit facility as of December 31, 2011. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we were unable to sell equity or raise additional debt, our ability to finance our current operations would likely be adversely affected.

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

As of September 30, 2012, we were not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the current credit agreement. On November 7, 2012, we entered into an amendment to the current credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of our automobile receivables, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. We sold our auto receivables in December 2012 and paid off the term loan with the proceeds. We are currently in compliance with these new covenants.

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

Consumer advocacy groups and certain media reports advocate governmental action to prohibit or severely restrict payday loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over, that loan for one or more additional short-term periods. The consumer groups and media reports typically characterize these payday loans as predatory or abusive toward consumers. If this negative characterization of our payday loans becomes widely accepted by consumers, demand for our payday loans could significantly decrease, which could adversely affect our results of operations and financial condition. Negative perception of our payday loans or other activities could also result in our industry being subject to more restrictive laws and regulations and greater exposure to litigation.

If estimates of our loan losses are not adequate to absorb actual losses, our financial condition and results of operations may be adversely affected.

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment and automobile finance loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $8.3 million on December 31, 2012. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

A reduction in the availability or access to sources of used car inventory adversely affects our buy here, pay here business by increasing the costs of vehicles purchased.

We acquire vehicles for our Automotive business primarily through auctions, but occasionally through wholesalers, new car dealers and individuals. A reduction in the availability of inventory normally results in an increase in the cost of vehicles, which adversely affects the profit margin of that business. We are limited in our ability to pass on increased costs to our customers, who are normally credit impaired with limited flexibility in the car payments they can afford. Over the past few years, used car inventories have been reduced and our costs of obtaining used vehicles have increased. The increased cost of sales directly and adversely affected our results of operations in 2012 and is expected to continue to adversely affect our gross margins for the Automotive segment in 2013. The overall new car sales volumes in the United States have decreased in the last few years and this has had, and could continue to have, a significant negative effect on the supply of vehicles available to us.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could impact our growth strategy and have a material adverse effect on our business, results of operations and financial condition. For example, several cities in Texas have passed local ordinances governing certain loan provisions including refinancing and extensions. Our Texas locations experienced a 7% decline in revenues and a gross profit decline of 17% in 2012 compared to 2011 largely due to the passage of these ordinances.

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

We store and process large amounts of personally identifiable information, that consists primarily of customer information. There have been widespread reports recently of hackers penetrating the firewalls of major financial institutions and technology companies for apparent purpose of obtaining personally identifiable information and to disrupt the technologies and operations of those global companies. While we may not be as visible of a target to foreign or domestic hackers, our resources available to protect our systems and our customer information are substantially less than the resources of the national and global companies that are reporting they have been hacked. It is possible that our security controls over personal data, our training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

We have a significant amount of goodwill and intangible assets, which is subject to periodic review and testing for impairment.

A significant portion of our total assets at December 31, 2012 is comprised of goodwill. In accordance with generally accepted accounting principles, we review the recoverability of goodwill on an annual basis or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We assess the fair value of our reporting units based on weighted average of valuations based on market multiples and discounted cash flow estimates. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these multiples and estimates. As a result of our annual impairment test of goodwill performed as of December 31, 2012 we recorded a $1.7 million non-cash impairment charge to goodwill for our E-Lending reporting unit. In addition, we performed an impairment test on our indefinite lived intangible assets and determined that the trade name associated with the ECA acquisition was impaired and recorded a charge of $600,000. Significant impairment charges, although not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

We believe that the primary competitive factors in the payday loan industry are branch location, customer service and availability to transact through online or mobile applications. In addition to storefront payday loan locations, we also currently compete with services, such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing Internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result of competition from our direct competitors and competing products and services, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly Darrin J. Andersen, our President and Chief Executive Officer. We believe that the loss of the services of Mr. Andersen or any or our other senior officers could adversely affect our business. Our efforts to expand into other businesses and product lines also depend upon our ability to attract and retain additional skilled management personnel for those businesses or product lines. We do not have employment agreements with any of our executive officers. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2012, we sustained approximately 25% turnover among our branch managers and approximately 62% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote approximately 56% of our outstanding common stock as of December 31, 2012. Don Early, our Chairman of the Board, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 47.4% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2012. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2012, our officers and directors held approximately 9.9 million shares of common stock, a substantial majority of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, Mr. Early, who directly owns approximately 43.5% of our outstanding shares, has demand registration rights, which permit him to require the company to register all or any part of those shares for resale by Mr. Early. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 10,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

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

In July 2011, the parties completed a weeklong hearing on our motion to enforce our class action waiver provision and our arbitration provision. In January 2012, the trial court denied our motion to enforce our class action and arbitration provisions. We have appealed this ruling to the North Carolina Court of Appeals. It is expected that the court will issue a decision by April 2013.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against us. Settlements in each of the three companion cases were reached by the end of 2010; however, the settlements do not provide reasonable guidance on settlement in our case.

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

Plaintiff seeks (i) class certification for the class described above, (ii) a declaration that loan fees collected in excess of the 60% limit in the cited usury statute are held by the defendants in constructive trust for the benefit of the class members, (iii) an accounting and restitution to plaintiff and class members of all loan fees received by the defendants, (iv) a declaration that the collection of the loan fees in excess of 60% per annum constitutes an unconscionable trade act or practice under the Canadian Business Practices Consumer Protection Act, (v) an order to restore to the class members the loan fees collected by defendants in excess of 60% per annum, and (vi) interest thereon. Direct Credit has not yet answered the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors vigorously.

California. On August 13, 2012, we were sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the we used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class.

This matter is in the early stages of litigation. We have filed an answer denying all claims.

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

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low closing prices for each of the completed quarters since January 1, 2011:

2012	High	Low

First quarter	$4.62	$3.32
Second quarter	4.35	3.75
Third quarter	4.24	3.14
Fourth quarter	3.58	3.01

2011	High	Low

First quarter	$4.33	$3.72
Second quarter	5.04	3.80
Third quarter	4.92	2.80
Fourth quarter	4.08	2.62

The year-end closing prices of our common stock for 2012 and 2011 were $3.24 and $4.02, respectively.

Holders

As of March 5, 2013 there were approximately 146 holders of record and 1,422 beneficial owners of our common stock.

Dividends

The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Our credit agreement requires us to maintain a Fixed Charge Coverage Ratio (as defined and computed in accordance with the credit agreement). Under our credit agreement, we are required to subtract any cash dividends paid on our common stock from our Operating Cash Flow (as defined in the agreement) amount used in computing our Fixed Charge Coverage Ratio. Thus, our credit agreement may restrict our ability to pay cash dividends in the future.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. In addition to regular quarterly dividends, our board of directors has also approved special cash dividends on our common stock from time to time. For the years ended December 31, 2011 and 2012, we paid regular cash dividends to our stockholders totaling $3.6 million in each year.

The following table summarizes our cash dividends paid during 2011 and 2012.

Payment Date	Type of Dividend	Amount of Cash per Share
2012:
March 6, 2012	Regular	$0.05
May 29, 2012	Regular	0.05
August 30, 2012	Regular	0.05
December 6, 2012	Regular	0.05

Total dividend per share of common stock		$0.20

2010:
March 7, 2011	Regular	$0.05
May 31, 2011	Regular	0.05
September 1, 2011	Regular	0.05
December 1, 2011	Regular	0.05

Total dividend per share of common stock		$0.20

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2012, equity compensation plans approved by security holders include our 1999 Stock Option Plan and our 2004 Equity Incentive Plan.

In June 2009, at our annual meeting of stockholders, our stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity compensation plans approved by security holders	2,639,536	$9.91	259,031

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,639,536	$9.91	259,031

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

On June 6, 2012, our board of directors extended our common stock repurchase program through June 30, 2013. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. During 2012, we repurchased approximately 213,000 shares for approximately $791,000. As of December 31, 2012, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.0 million, which leaves approximately $4.0 million that may yet be purchased under the current program. We did not repurchase any shares of our common stock during fourth quarter 2012.

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

The following table compares total stockholder returns on our common stock from December 31, 2007 through December 31, 2012 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on December 31, 2007 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
QC Holdings, Inc.	$100.00	$35.57	$47.62	$40.05	$45.28	$38.52
Nasdaq Index	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	86.41	114.50	148.33	161.00	159.21

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Revenues:
Payday loan fees	$143,703	$131,817	$121,340	$117,706	$119,122
Automotive sales, interest and fees	6,120	15,293	19,914	23,645	23,718
Installment interest and fees	16,908	15,556	16,037	16,413	21,275
Other	16,490	20,070	17,263	18,804	16,450

Total revenues	183,221	182,736	174,554	176,568	180,565

Operating expenses:
Salaries and benefits	38,250	36,300	35,344	35,038	38,002
Provision for losses	44,730	38,830	34,524	35,782	40,674
Occupancy	20,494	18,503	17,528	18,392	18,877
Cost of sales – automotive	3,202	6,611	9,675	12,253	11,599
Depreciation and amortization	3,416	3,326	2,871	2,433	2,195
Other	11,375	10,709	10,951	10,810	13,398

Total operating expenses	121,467	114,279	110,893	114,708	124,745

Gross profit	61,754	68,457	63,661	61,860	55,820

Regional expenses	13,075	13,584	13,921	13,413	12,516
Corporate expenses	24,738	24,513	22,101	24,151	20,814
Depreciation and amortization	2,931	2,969	2,653	2,192	1,944
Interest expense	4,185	3,327	2,399	2,566	3,560
Impairment of goodwill and intangibles					2,330
Other expense, net	438	189	144	481	1,168

Income from continuing operations before income taxes	16,387	23,875	22,443	19,057	13,488
Provision for income taxes	7,184	9,244	8,200	7,169	5,597

Income from continuing operations	9,203	14,631	14,243	11,888	7,891
Income (loss) from discontinued operations, net of income tax	4,376	5,198	(2,300)	(1,720)	(2,518)

Net income	$13,579	$19,829	$11,943	$10,168	$5,373

	Year Ended December 31,
	2008	2009	2010	2011	2012
Earnings (loss) per share:
Basic
Continuing operations	$0.51	$0.81	$0.54	$0.67	$0.44
Discontinued operations	0.24	0.30	0.12	(0.10)	(0.14)

Net income	$0.75	$1.11	$0.66	$0.57	$0.30

Diluted
Continuing operations	$0.51	$0.80	$0.54	$0.67	$0.44
Discontinued operations	0.24	0.30	0.12	(0.10)	(0.14)

Net income	$0.75	$1.10	$0.66	$0.57	$0.30

Weighted average number of common shares outstanding:
Basic	17,877,063	17,436,714	17,258,899	17,027,080	17,169,398
Diluted	17,983,294	17,579,513	17,341,092	17,109,840	17,226,067

Cash dividends declared per share	$0.30	$0.30	$0.30	$0.20	$0.20

	Year Ended December 31,
	2008	2009	2010	2011	2012
Operating Data:
Branches (at end of period)	585	556	523	482	466

Payday loans:
Loan volume (in thousands)	$1,004,948	$916,902	$827,965	$799,872	$807,869
Average loan (principal plus fee)	370.20	367.34	372.19	374.30	380.62
Average fee	54.68	54.92	56.41	56.80	57.76

Installment loans:
Loan volume (in thousands)	$28,476	$25,641	$25,424	$27,035	$41,423
Average loan (principal plus fee)	504.29	492.16	488.28	517.79	624.34
Average term (months)	6	6	6	7	7

Automotive loans:
Automotive loan volume (in thousands)	$5,182	$12,656	$15,835	$18,412	$17,508
Average loan (principal)	8,622	8,753	9,375	9,899	10,245
Average term (months)	35	31	33	33	33
Locations, end of period	3	5	5	5	5

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,314	$21,151	$16,288	$17,738	$14,124
Restricted cash				2,175	1,076
Loans, interest and fees receivable, less allowance for losses (current and non-current)	73,711	74,973	70,059	74,296	63,611
Total assets	143,042	148,086	138,042	153,229	131,700

Current debt	33,143	30,400	28,113	34,990	25,000
Long-term debt	37,607	27,707	16,881	14,224	3,154
Stockholders’ equity	49,419	65,550	71,547	79,232	82,346

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 66.0% of our total revenues for the year ended December 31, 2012. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 466 branches in 23 states at December 31, 2012. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of December 31, 2012, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during 2010, 2011 and 2012 was approximately $488, $518 and $624.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of December 31, 2012, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the year ended December 31, 2012 was approximately $10,245 and the average term of the loan was 33 months.

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

Our expenses primarily relate to the operations of our branch network and automotive locations. The most significant expenses include salaries and benefits for our branch employees, provisions for losses, cost of sales and occupancy expense for our leased real estate. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

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

In response to changes in the overall market, we have closed a significant number of branches over the past five years. During this period, we opened 26 de novo branches, acquired one branch and closed 157 branches. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2008.

	2008	2009	2010	2011	2012

Beginning branch locations	596	585	556	523	482
De novo branches opened during year	12	3	1	2	8
Acquired branches during year	1
Branches closed/sold during year (a)	(24)	(32)	(34)	(43)	(24)

Ending branch locations	585	556	523	482	466

(a)	The number of branches closed during 2012 does not include 38 branches that we decided in December 2012 that we would close during first half of 2013. However, these branches are included as part of discontinued operations in 2012.

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and increasing profitability by streamlining operations. As part of our efforts to introduce new products and diversify our revenue stream, we are currently in the process of accelerating the growth of our longer-term, centrally underwritten installment loan product to our existing branch network. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy for both the payday and the buy here, pay here businesses.

We are currently in the process of restructuring our Automotive segment. Historically, we have carried all of our automobile loans receivable on our balance sheet; however, in December 2012, we sold roughly 90% of our automobile loans receivable to a third party. Additionally, while the Automotive segment has been funded from our operations, we are evaluating a forward flow arrangement whereby sales of automobiles are funded directly by a third-party lender. We believe these changes will enhance profitability as a result of improved net credit expense, in addition to enabling us to reduce the capital requirements of the business going forward.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In addition, Direct Credit’s online technology can be used as a platform for future growth into other markets, and we are currently leveraging Direct Credit’s online business model to develop an Internet-based lending platform for customers in the United States. A viable U.S. Internet presence will help us further diversify our revenue base and offer our customers another financing alternative.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association, industry analysts estimate that the industry has approximately 18,300 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2012, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $18.6 billion to their customers during 2012. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically.

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

•

In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Results in 2012 were slightly ahead of 2011, but we do not expect profitability to return to levels experienced prior to the expiration of the payday law.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. We expect that revenues and gross profit in Illinois for 2013 will be similar to 2012.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. If this initiative is placed on the ballot in 2014 and the measure passes, we would be unable to operate our payday loan branches in Missouri and be forced to close those locations in the state.

KEY DEVELOPMENTS

Sale of Auto Receivables. In December 2012, we completed two transactions involving $17.2 million principal amount of our automobile loans receivable. We received approximately $11.9 million in cash proceeds in exchange for relinquishing our right, title and interest in the automobile loans receivable. We are subject to recourse provisions requiring us to re-purchase certain automobile loans receivable in the event of a default. We used the net proceeds we received to make a prepayment of the term loan under our credit agreement.

With respect to the transfer of $17.2 million in automobile loans receivable, we treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. We were unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable have been classified as a secured borrowing in the consolidated balance sheets.

Direct Credit On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We paid an aggregate initial consideration of $12.4 million. We also agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. On the date of the acquisition, the estimated fair value of the earn-out liability was approximately $1.0 million, which was recorded as additional goodwill. In accordance with the stock purchase agreement, a supplemental earn-out payment was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the defined target. In 2012, the full amount of the earn out liability was eliminated as a gain (approximately $1.1 million) pursuant to accounting guidance. We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets.

As part of our annual impairment testing performed as of December 31, 2012, we determined that the fair value of the E-Lending reporting unit in Canada did not exceed its carrying value. As a result, we recorded a $1.6 million non-cash impairment charge to goodwill during the year ended December 31, 2012.

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

Closure of Branches. During 2012, we closed 24 of our lower performing branches in various states (which included four branches that were consolidated into nearby branches). In addition, we decided we would close 38 underperforming branches during first half of 2013. We recorded approximately $699,000 in pre-tax charges during 2012 associated with branch closures. The charges included a $398,000 loss for the disposition of fixed assets, $263,000 for lease terminations and other related occupancy costs and $38,000 for other costs. The charges recorded in 2012 do not include lease termination and severance costs associated with the 38 branches that are scheduled to close during first half of 2013 as notification to the landlords and employees occurred in January 2013.

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

Introduction of Alternative Loan Products. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from 6 to 48 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2012, the average principal amount of a signature loan was $1,882 and the average term was 18 months. Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2012, the principal amount of an auto equity loan was $3,068 and the average term was 25 months.

In fourth quarter 2011, we re-introduced the open-end credit product with various key structural changes to our customers in a limited number of Virginia branches. The open-end credit product is similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. In addition, we are responsible for providing our customer with a monthly statement and we require the customer to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. As of December 31, 2011, we determined that no qualitative adjustment to the allowance for payday loan losses was necessary. In connection with our decision in 2012 to close 38 branches during the first half of 2013, we recorded a $1.3 million qualitative adjustment to increase the allowance for loan losses as of December 31, 2012.

We maintain an allowance for all installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2011, we determined that no qualitative adjustment to the allowance for installment loan losses was necessary. In connection with our decision in 2012 to close 38 branches during the first half of 2013, we recorded a $344,000 qualitative adjustment to increase our allowance for loan losses as of December 31, 2012.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon our review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. Over the last few years, industry loss rates have generally ranged between 20% and 28% of revenues, with higher ratios during more difficult macroeconomic periods. Our level of allowance for automotive loans in prior years was higher than levels during 2011 and 2012 due to our relative inexperience in the buy here, pay here business, as well as the age of the new locations and the generally negative industry and macroeconomic environment. During 2010, the Company’s loss experience with respect to automotive loans improved significantly due to management and process enhancements. As of December 31, 2011 and December 31, 2012, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

Based on the information discussed above, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Balance, beginning of year	$10,803	$7,150	$8,108
Charge-offs	(77,102)	(69,786)	(71,513)
Recoveries	36,128	32,092	30,398
Adjustment for sale of automotive loans			(2,594)
Effect of foreign currency translation			2
Provision for losses	37,321	38,652	43,863

Balance, end of year	$7,150	$8,108	$8,264

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO and excludes loss activity related to discontinued operations.

As noted above, to the extent that macroeconomic indicators continue to be inconsistent and vary during 2013 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

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

Accounting for Leases and Leasehold Improvements

Occupancy rent costs are amortized on a straight-line basis over the lease life, which includes reasonably assured lease renewals. Similarly, leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life including reasonably assured lease renewals. The lease lives plus reasonably assured renewals have generally ranged from 1 to 15 years with an average of 7 years and usually contain cancellation clauses in the event of regulatory changes. For leases with renewal periods at our option, which are included in substantially all of our operating leases for our branches, we believe that most of the renewal options are reasonably assured of being exercised due to the following factors: (i) the importance of the branch location to the ultimate success of the branch, (ii) the significance of the property to the continuation of service to our customers and to our development of a viable customer-base and (iii) the existence of leasehold improvements whose value would be impaired if we vacated or discontinued the use of such property.

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2011 and 2012, we reported a net deferred tax asset in the consolidated balance sheet. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2011 and 2012, we have established valuation allowances of $532,000 and $618,000, respectively, for certain deferred tax assets.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by the Financial Accounting Standards Board (FASB). As of December 31, 2011 and December 31, 2012, the accrued liability for unrecognized tax benefits was approximately $193,000 and $123,000, respectively.

As of December 31, 2011, the accumulated undistributed earnings of foreign affiliates were $133,000. As of December 31, 2012, the accumulated undistributed earnings of foreign affiliates were a deficit of $108,000. As we intend to indefinitely reinvest these earnings in the business of our foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings.

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

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Employee stock-based compensation:
Stock options	$456	$386	$213
Restricted stock awards	1,489	1,609	1,355

	1,945	1,995	1,568
Non-employee director stock-based compensation:
Restricted stock awards	225	183	181

Total stock-based compensation	$2,170	$2,178	$1,749

As of December 31, 2012, there was $16,700 of total unrecognized compensation costs related to outstanding stock options that will be amortized over a weighted average period of one month. In addition, there was $1.5 million of total unrecognized compensation costs related to restricted stock grants that will be amortized over a weighted average period of 1.7 years.

Accounting for Goodwill and Intangible Assets

As of December 31, 2012, our goodwill and intangible assets totaled $26.1 million. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

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

We review the recoverability of goodwill and other intangible assets having indefinite useful lives using a fair-value based approach on an annual basis, or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We evaluate the goodwill at the reporting unit level. We have determined that we have three reporting units, which are based on our core lending operations in the United States, our automotive operations and our E-Lending operations. For testing purposes, we have elected to aggregate all components of our core lending operations in the United States into a single reporting unit, as we believe all our core lending branches have similar economic characteristics and our components are similar with respect to the nature of the products and services, type of customer and the methods used to provide our services. We hired an independent appraiser to assist with our impairment test as of December 31, 2012. The independent appraiser assessed the fair value of our reporting units based on a weighted average of valuations using methods that included discounted cash flows and market multiples. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions. In connection with this process, the independent appraiser also provided a reconciliation of the estimated aggregate fair values of the reporting units to our market capitalization, including consideration of a control premium that represents what an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation is consistent with a market participant perspective. We tested trade names with indefinite lives by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name.

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

With respect to the impairment test performed as of December 31, 2012, we determined that there was no impairment of goodwill for our core lending and automotive units as the fair value of each these reporting units were in excess of their carrying amount based on test results from an independent appraiser. However, the test results showed that the fair value of the E-Lending unit did not exceed its carrying amount. Thus, the independent appraiser assisted with the second step of the impairment test and as a result, we recorded a $1.7 million non-cash impairment charge to goodwill for our Internet lending unit. In addition, we performed an impairment test on our indefinite lived intangible assets and determined that the trade name associated with the ECA acquisition was impaired and recorded a charge of $600,000. No impairment of goodwill or indefinite lived intangible assets was recognized during 2010 and 2011.

Foreign Currency Translations

The functional currency for our subsidiaries that serve residents of Canada is the Canadian dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

SUMMARY OF FINANCIAL INFORMATION

The following table sets forth our results of operations for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			Year Ended December 31,
	2010	2011	2012	2010	2011	2012
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$121,340	$117,706	$119,122	69.5%	66.7%	66.0%
Automotive sales, interest and fees	19,914	23,645	23,718	11.4%	13.4%	13.1%
Installment loan fees	16,037	16,413	21,275	9.2%	9.3%	11.8%
Other	17,263	18,804	16,450	9.9%	10.6%	9.1%

Total revenues	174,554	176,568	180,565	100.0%	100.0%	100.0%

Operating expenses
Salaries and benefits	35,344	35,038	38,002	20.2%	19.8%	21.0%
Provision for losses	34,524	35,782	40,674	19.8%	20.3%	22.5%
Occupancy	17,528	18,392	18,877	10.0%	10.5%	10.5%
Cost of sales – automotive	9,675	12,253	11,599	5.5%	6.9%	6.4%
Depreciation and amortization	2,871	2,433	2,195	1.6%	1.4%	1.2%
Other	10,951	10,810	13,398	6.4%	6.1%	7.5%

Total Operating expenses	110,893	114,708	124,745	63.5%	65.0%	69.1%

Gross profit	63,661	61,860	55,820	36.5%	35.0%	30.9%

Regional expenses	13,921	13,413	12,516	8.0%	7.6%	6.9%
Corporate expenses	22,101	24,151	20,814	12.6%	13.6%	11.5%
Depreciation and amortization	2,653	2,192	1,944	1.5%	1.2%	1.1%
Interest expense	2,399	2,566	3,560	1.4%	1.5%	2.0%
Impairment of goodwill and intangible assets			2,330			1.3%
Other expense, net	144	481	1,168	0.1%	0.3%	0.6%

Income from continuing operations before income taxes	22,443	19,057	13,488	12.9%	10.8%	7.5%

Provision for income taxes	8,200	7,169	5,597	4.7%	4.1%	3.1%

Income from continuing operations	14,243	11,888	7,891	8.2%	6.7%	4.4%
Loss from discontinued operations, net of income tax	(2,300)	(1,720)	(2,518)	(1.3)%	(1.0)%	(1.4)%

Net Income	$11,943	$10,168	$5,373	6.9%	5.7%	3.0%

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Financial Services Branch Information:
Number of branches, beginning of year	556	523	482
De novo opened	1	2	8
Closed	(34)	(43)	(24)

Number of branches, end of year	523	482	466

Average number of branches open during year	543	497	475

Average number of branches open during year (excluding branches reported as discontinued operations)	423	423	426

Average revenue per Financial Services branch (in thousands)	$366	$357	$349

	Year Ended December 31,
	2010	2011	2012
Other Information:
Payday loans
Loan volume (in thousands)	$827,965	$799,872	$807,869
Average loan (principal plus fee)	372.19	374.30	380.62
Average fees per loan	56.41	56.80	57.76

Installment loans:
Installment loan volume (in thousands)	$25,424	$27,035	$41,423
Average loan (principal plus fee)	488.28	517.79	624.34
Average term (months)	6	7	7

Automotive loans:
Automotive loan volume (in thousands)	$15,835	$18,412	$17,508
Average loan (principal)	9,375	9,899	10,245
Average term (months)	33	33	33
Locations, end of period	5	5	5
Vehicles sold	1,749	1,911	1,737

Results of Operations – 2012 Compared to 2011

Income from Continuing Operations

For the year ended December 31, 2012, income from continuing operations was $7.9 million compared to $11.9 million in 2011. A discussion of the various components of income from continuing operations follows.

Revenues

The following table summarizes our revenues for the years ending December 31, 2011 and 2012 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,		Year Ended December 31,
	2011	2012	2011	2012
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$117,706	$119,122	66.7%	66.0%
Automotive sales, interest and fees	23,645	23,718	13.4%	13.1%
Installment loan fees	16,413	21,275	9.3%	11.8%
Credit service fees	7,512	7,003	4.3%	3.9%
Check cashing fees	3,698	3,193	2.1%	1.7%
Title loan fees	5,214	2,693	2.9%	1.5%
Open-end credit fees	24	1,111	0.0%	0.6%
Other fees	2,356	2,450	1.3%	1.4%

Total	$176,568	$180,565	100.0%	100.0%

Revenues totaled $180.6 million in 2012 compared to $176.6 million in 2011, an increase of $4.0 million or 2.3%. The improvement is due to the inclusion of fees and interest of approximately $8.1 million from our Canadian online lending subsidiary versus $1.9 million in 2011 and growth in the new installment product, partially offset by reduced payday loan volumes in our branches year-to-year.

Revenues from our payday loan product represent our largest source of revenues and were approximately 66.0% of total revenues for the year ended December 31, 2012. With respect to payday loan volume, we originated approximately $807.9 million in loans during 2012, which was an increase of 1.0% from the $799.9 million during 2011. This increase is primarily attributable to the inclusion of volume from Direct Credit, partially offset by a decline in payday loan volume from our Financial Services segment. The majority of the decline in payday loan volume from our Financial Services segment is due to lower volume in the state of Missouri compared to prior year, which we believe was attributable to customer uncertainty regarding the ongoing availability of the payday product given the failed effort by industry opponents to eliminate the product through a ballot referendum. In addition, customer usage restrictions resulting from changes in the payday law in Illinois that became effective in March 2011 negatively affected revenues and volume in 2012. For the year ended December 31, 2012, revenues from our branches in Illinois declined by $2.0 million from the same period in the prior year.

The average payday loan (including fee) totaled $380.62 in 2012 versus $374.30 during 2011. Average fees received from customers per loan increased from $56.80 in 2011 to $57.76 in 2012.

Revenues from installment loan fees totaled $21.3 million for the year ended December 31, 2012 compared to $16.4 million in the prior year, an increase of $4.9 million or 29.9%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from our automotive business totaled $23.7 million for the year ended December 31, 2012, an increase of $73,000 compared to the prior year. The increase in revenue during 2012 reflects a slight increase in the average sales price per vehicle and additional interest and fees earned on a larger loan portfolio balance. We sold 1,737 vehicles in 2012 compared to 1,911 in 2011.

Revenues from credit service fees, check cashing, title loans and other sources totaled $18.8 million and $16.5 million for the years ended December 31, 2011 and 2012, respectively. The decline in revenues reflects the reduced demand for these products. We anticipate that customer demand for the payday loan product in the U.S. will continue to remain soft for the majority of our branches during 2013 due to high unemployment rates, low consumer spending and weak consumer confidence. In 2013, we plan to introduce our longer-term centrally approved installment loan products to customer in an additional 150 to 200 branches. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2013 over 2012. As a result of the sale of more than 90% of our automobile loans receivable in December 3012, our financing revenue for our Automotive segment will decline significantly in 2013 versus 2012.

Operating Expenses

Total operating expenses were $124.7 million during 2012 compared to $114.7 million in 2011, an increase of $10.0 million, or 8.7%. Total operating costs, exclusive of loan losses, increased to $84.1 million during 2012 compared to $78.9 million during 2011. The increase was primarily due to the inclusion of Direct Credit for a full year in 2012 versus three months in 2011, as well as an increase in healthcare expenditures and collection-related banking costs. Occupancy costs were $18.9 million during 2012, compared to $18.4 million in 2011, an increase of $500,000. Occupancy costs as a percentage of revenues were 10.5% in both 2011 and 2012

Our provision for losses increased from $35.8 million during 2011 to $40.7 million during 2012. Our loss ratio was 20.3% during 2011 versus 22.5% during 2012. The increase in the loss ratio from 2011 to 2012 was primarily attributable to the inclusion of Direct Credit and a lower collection rate of returned items. Our charge-offs as a percentage of revenue were 37.5% during 2012 compared to 36.6% during 2011. Our collection rate was 42.2% in 2012 versus 45.6% in 2011. We received cash of approximately $685,000 from selling older debt during 2012 compared to $472,000 during 2011 (which 2012 amount does not include the sale of our Automobile receivables in December 2012).

With respect to 2013, we believe that our collections experience will be consistent with historical levels, as customers adapt to fluctuations in the broader economy.

Gross Profit

The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the years ended December 31, 2011 and 2012.

	Gross Profit		Gross Margin %
Operating Segment	2011	2012	2011	2012
	(in thousands)

Financial Services	$58,997	$51,857	39.1%	34.9%
Automotive	2,169	2,119	9.2%	8.9%
E-Lending	694	1,844	36.5%	22.9%

Total	$61,860	$55,820	35.0%	30.9%

Gross profit declined by $6.1 million, or 9.9%, from $61.9 million in 2011 to $55.8 million in 2012. The decrease year-to-year was primarily attributable to our Financial Services segment due to the uncertainty surrounding the ballot referendum in Missouri and changes in the Illinois law. For the year ended December 31, 2012, gross profit from our branches in Missouri and Illinois declined by $2.7 million and $1.8 million, respectively, from the same period in the prior year.

Regional and Corporate Expenses

Regional and corporate expenses decreased by $4.3 million, from $37.6 million during 2011 to $33.3 million during 2012. The results for 2012 include a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. The results for 2011 include a $2.0 million expense resulting from the settlement of an outstanding legal matter. The remainder of the improvement year-to-year is primarily attributable to lower legal and other professional expenses.

In January 2013, we announced to our employees a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan includes the closing of 38 underperforming branches during the first half of 2013 (which were included as discontinued operations in 2012 as the decision to close these branches was made in December 2012) as well as a 10% workforce reduction in field and corporate employees. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $3.0 million to $3.5 million on an annual basis.

Interest and Other Expenses

Interest expense totaled $3.6 million for the year ended December 31, 2012 compared to interest expense of $2.6 million in 2011. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Impairment of Goodwill and Intangible Assets

The results for 2012 include a $2.3 million goodwill and intangible impairment charge. As part of our annual impairment test of goodwill and intangible assets, we recorded a $1.7 million non-cash impairment charge to goodwill for our E-Lending reporting unit and a $600,000 charge to reduce the value of the trade name intangible asset associated with the ECA acquisition. No impairment of goodwill or indefinite lived intangible assets was recognized during 2011.

Other Expense (Income), Net

Other expenses for 2012 includes a loss of $2.6 million from the sale of automobile receivables, partially offset by a $1.1 million gain to reflect the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with the acquisition of Direct Credit in September 2011.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2012 was 41.5% compared to 37.6% in the prior year. The higher tax rate is attributable to the non-deductible nature of the impairment charges. We expect our effective tax rate for 2013 to be in the range of 38.0% to 39.0%.

Results of Operations – 2011 Compared to 2010

Income from Continuing Operations

For the year ended December 31, 2011, income from continuing operations was $11.9 million compared to $14.2 million in 2010. A discussion of the various components of income from continuing operations follows.

Revenues

Revenues totaled $176.6 million in 2011 compared to $174.6 million in 2010, an increase of $2.0 million or 1.1%. The improvement is due to the inclusion of fees and interest of approximately $1.9 million from our Canadian online lending subsidiary (Direct Credit) which was acquired on September 30, 2011 and higher automotive, installment loan and title loan revenues. These increases were substantially offset by lower payday loan volume in our branch network.

Revenues from our payday loan product represent our largest source of revenues and were approximately 66.7% of total revenues for the year ended December 31, 2011. With respect to payday loan volume, we originated approximately $799.9 million in loans during 2011, which was a decline of 3.4% from the $828.0 million during 2010. The decline in payday loan volumes is largely due to the expiration of Arizona’s payday loan law on June 30, 2010. In Arizona, we are offering an installment loan product, but customer demand is significantly lower for this product than the payday loan alternative previously available. The average payday loan (including fee) totaled $374.30 in 2011 versus $372.19 during 2010. Average fees received from customers per loan increased from $56.41 in 2010 to $56.80 in 2011. The average fee rate per $100 for 2011 was $17.92 for our Financial Services branches compared to $17.86 in the prior year.

Revenues from installment loan fees totaled $16.4 million for the year ended December 31, 2011 compared to $16.0 million in the prior year, an increase of $400,000 or 2.5%. The increase reflects an increase in installment loan volume as we began offering the installment product in additional states during 2011.

Revenues from our automotive business totaled $23.6 million for the year ended December 31, 2011, an increase of $3.7 million or 18.6% compared to the prior year. The increase reflects improved customer demand as we sold approximately 1,911 vehicles in 2011 compared to approximately 1,749 in 2010.

Revenues from credit service fees, check cashing, title loans and other sources totaled $17.3 million and $18.8 million for the years ended December 31, 2010 and 2011, respectively. The following table summarizes other revenues:

	Year Ended December 31,		Year Ended December 31,
	2010	2011	2010	2011
	(in thousands)		(percentage of revenues)

Credit service fees	$7,009	$7,512	4.0%	4.3%
Check cashing fees	4,023	3,698	2.3%	2.1%
Title loan fees	3,893	5,214	2.2%	2.9%
Open-end credit fees		24	0.0%	0.0%
Other fees	2,338	2,356	1.4%	1.3%

Total	$17,263	$18,804	9.9%	10.6%

Operating Expenses

Total operating expenses were $114.7 million during 2011 compared to $110.9 million in 2010, an increase of $3.8 million, or 3.4%. Operating costs, exclusive of loan losses, increased to $78.9 million during 2011 compared to $76.4 million during 2010. The increase was primarily due to higher cost of sales for automobile purchases, which resulted from a reduced supply of used vehicles nationwide. Salaries and benefits decreased by $306,000, due to a decline in field personnel and reduced overtime. The total number of field personnel averaged 1,507 during 2011 compared to 1,650 in the prior year.

Our provision for losses increased from $34.5 million during 2010 to $35.8 million during 2011. Our loss ratio was 19.8% during 2010 versus 20.3% during 2011. The increase in the loss ratio from 2010 to 2011 was largely due to loss experience in South Carolina, Illinois and Wisconsin where customers are adjusting to new product offerings as a result of changes to lending laws. Our charge-offs as a percentage of revenue were 36.6% during 2011 compared to 37.7% during 2010. Our collection rate was 45.6% in 2011 versus 47.0% in 2010. We received cash of approximately $472,000 from selling older debt during 2011 compared to $494,000 during 2010.

Occupancy costs were $18.4 million during 2011, compared to $17.5 million in 2010, an increase of $0.9 million. Occupancy costs as a percentage of revenues increased from 10.0% in 2010 to 10.5% in 2011.

Gross Profit

Gross profit declined by $1.8 million, or 2.8%, from $63.7 million in 2010 to $61.9 million in 2011. Gross margin, which is gross profit as a percentage of revenues, decreased from 36.5% in 2010 to 35.0% in 2011. The decrease year-to-year was attributable to the changes in the Arizona law and higher cost of sales on vehicles as noted above, partially offset by improvements in the majority of the other states in which we operate. The gross margin for Financial Services segment in 2011 was 39.1% compared to 39.3% in 2010.

Regional and Corporate Expenses

Regional and corporate expenses increased by $1.6 million, from $36.0 million during 2010 to $37.6 million during 2011. The increase is primarily attributable to the $2.0 million legal accrual associated with the settlement of an outstanding legal matter, partially offset by reduced compensation. Together, regional and corporate expenses were approximately 20.6% of revenues in 2010 compared to 21.2% of revenues in 2011.

Interest and Other Expenses

Interest expense totaled $2.6 million for the year ended December 31, 2011 compared to interest expense of $2.4 million in 2010. The increase was a result of higher average debt balances and a higher interest rate associated with the subordinated debt which was entered into on September 30, 2011. Other expenses increased by $337,000 in 2011 compared to 2010 primarily due to a loss on debt extinguishment associated with the completion of an amended and restated credit agreement in third quarter 2011.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2011 was 37.6% compared to 36.5% in the prior year. The lower-than-normal effective rate in each period reflects state and employment tax credits.

Discontinued Operations

During the year ended December 31, 2012, we closed 20 branches that were not consolidated into nearby branches. In addition, we decided that we would close 38 underperforming branches during the first half of 2013. We recorded approximately $664,000 in pre-tax charges during the year ended December 31, 2012 associated with these branch closures. The charges included a $375,000 loss for the disposition of fixed assets, $253,000 for lease terminations and other related occupancy costs and $36,000 for other costs. The charges recorded in 2012 do not include lease termination and severance costs associated with the 38 branches that are scheduled to close during first half of 2013 as notification to the landlords and employees occurred in January 2013.

During the year ended December 31, 2011, we closed 20 branches that were not consolidated into nearby branches and sold one branch. In addition, we announced in December 2010 that we would close 21 branches in Arizona, Washington and South Caroling during the first half of 2011 due to the negative impact from changes in those state’s payday lending laws. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open and the results of these three branches have been reclassified into continuing operations. We recorded approximately $509,000 in pre-tax charges during the year ended December 31, 2011 associated with these closures. The charges included a $264,000 loss for the disposition of fixed assets, $231,000 for lease terminations and other related occupancy costs and $14,000 for other costs.

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

The operations from the branches we closed during 2010, 2011 and 2012 that were not consolidated into nearby branches are reported as discontinued operations. The Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches as discontinued operations for all periods presented. With respect to the Consolidated Balance Sheets and related disclosures in the accompanying notes and the Consolidated Statements of Cash Flows, the items associated with the discontinued operations are included with continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Total revenues	$18,699	$12,882	$9,034
Provision for losses	4,805	5,492	5,534
Other branch expenses	16,773	10,298	7,210

Branch gross loss	(2,879)	(2,908)	(3,710)
Other, net	(923)	112	(385)

Loss before income taxes	(3,802)	(2,796)	(4,095)
Income tax benefit	(1,502)	(1,076)	(1,577)

Loss from discontinued operations	$(2,300)	$(1,720)	$(2,518)

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Cash flows provided by (used for):
Operating activities	$19,933	$18,097	$23,814
Investing activities	(3,274)	(14,908)	(1,495)
Financing activities	(21,522)	(1,751)	(25,961)
Effect of exchange rate changes on cash and cash equivalents		12	28

Net increase (decrease) in cash and cash equivalents	(4,863)	1,450	(3,614)

Cash and cash equivalents, beginning of year	21,151	16,288	17,738

Cash and cash equivalents, end of year	$16,288	$17,738	$14,124

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

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, we were not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the credit agreement. On November 7, 2012, we entered into an amendment to the credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. We were in compliance with all covenants as of December 31, 2012.

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

Net cash provided by operating activities was $19.9 million in 2010, $18.1 million in 2011 and $23.8 million in 2012. The decline in operating cash flows from 2010 to 2011 was due to a reduction of net income and changes in working capital items, primarily attributable to growth in loans receivable in 2011 compared to 2010. Operating cash flows increased from 2011 to 2012 as the proceeds from the sale of auto receivables were partially offset by a decline in net income year-to-year, as well as changes in working capital items.

Investing activities for each year were as follows:

•

Net cash used by investing activities for the year ended December 31, 2012 was $1.5 million which included $3.4 million in capital expenditures that was partially offset by proceeds of $739,000 from the settlement of a life insurance policy and a $1.1 million change in the restricted cash balance. The capital expenditures primarily included $1.1 million for technology and other furnishings at the corporate office and $1.3 million for technology improvements with respect to Direct Credit. The change in the restricted cash balance was a result of the payment of $1.9 million for a legal settlement in Missouri partially offset by an increase in amounts required to be held pursuant to state licensing requirements.

•

Net cash used by investing activities for the year ended December 31, 2011 was $14.9 million, which included $11.6 million for the acquisition of Direct Credit, $1.6 million for capital expenditures and $292,000 in payments of premiums on life insurance. The capital expenditures primarily included $956,000 for technology and furnishings at the corporate office. The $2.2 million change in restricted cash primarily relates to establishing a separate bank account to hold approximately $1.9 million in cash for the settlement of a legal matter in Missouri.

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

Net cash used by financing activities was $21.5 million in 2010, $1.8 million in 2011 and $26.0 million in 2012. Financing activities for each year were as follow:

•

Net cash used for financing activities for the year ended December 31, 2012 was $26.0 million, which primarily consisted of $24.7 million in repayments of indebtedness under the revolving credit facility, $32.0 million in repayments on the term loan, $3.6 million in dividend payments to stockholders and $791,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $35.2 million under the revolving credit facility. The term loan was paid off in December 2012.

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

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2010, 2011 and 2012, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Liquidity and Capital Resource Discussion

Credit Facility. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks to replace our prior credit agreement, which was previously amended on December 7, 2007. The current credit agreement provides for a term loan of $32 million (since retired) and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, we capitalized approximately $1.0 million in debt issue costs, which will be amortized over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in our Consolidated Statements of Income as part of other expense, net.

As noted above, the credit agreement contains various financial covenants, some of which were recently adjusted in connection with an amendment on November 7, 2012. We were in compliance with all covenants as of December 31, 2012.

Our obligations under the current credit agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of a recently formed Canadian subsidiary to secure our obligations under the current credit agreement. The lenders may accelerate our obligations under the current credit agreement if there is a change in control of the company, including an acquisition of 25% or more of the equity securities of the company by any person or group. The current credit agreement matures on September 30, 2014.

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

On December 19, 2012, we completed the sale of approximately $16.1 million principal amount of our automobile loans receivable to an unaffiliated company. We received approximately $11.3 million in cash proceeds from this sale of automobile receivables. We used the net proceeds from the sale to make a prepayment of the term loan under our credit agreement. As of December 31, 2012, the term loan was paid in full.

In addition to scheduled repayments, the term loan contained mandatory principal prepayment provisions whereby we were required to reduce the outstanding principal amount of the term loan based on our excess cash flow (as defined in the agreement) and our leverage ratio as of the most recent completed fiscal year. To the extent that our leverage ratio was greater than one, we were required to pay 75% of excess cash flow. If the leverage ratio fell below one, the mandatory payment was 50% of excess cash flow. Under the previous credit agreement, we made a $7.1 million principal payment on the term loan in March 2011, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. In April 2012, we made a $10.7 million principal payment on the term loan, which was required under the mandatory prepayment provisions of the current credit agreement.

Subordinated Notes. As a condition to entering into the current credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of December 31, 2012, the balance of the subordinated notes was approximately $3.2 million.

Short-term Liquidity and Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2013. Expected short-term uses of cash include funding of any increases in payday, installment and automotive loans, debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and small acquisitions, if any.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the revolving portion of the credit agreement was reduced from $45 million to $27 million when we entered into the current credit agreement in 2011. Our balance under the credit facility was approximately $25.0 million as of December 31, 2012.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On February 5, 2013, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend was paid March 14, 2013, to stockholders of record as of February 28, 2013, and the total amount paid was approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of December 31, 2012, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.0 million, which leaves approximately $4.0 million that may yet be purchased under the current program, which expires June 30, 2013.

Long-term Liquidity and Capital Requirements. The following table summarizes our expected long-term capital requirements as of December 31, 2012.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)

Non-cancelable operating lease commitments	$24,242	$10,575	$10,751	$2,745	$171
Reasonably assured renewals of operating leases	41,962	2,162	10,711	12,532	16,557
Uncertain tax positions	123		123
Revolving credit facility	25,000	25,000
Interest on revolving credit facility (a)	1,115	1,115
Long-term debt	3,154		3,154
Interest on subordinated debt	1,458	512	946

Total	$97,054	$39,364	$25,685	$15,277	$16,728

(a)	Represents estimated interest payments to be made on our revolving credit facility. Interest payments on the revolving credit facility are estimated based on the current interest rates at 12/31/2012 and assume that the balance remains constant through 2013.

While the borrowings on our revolving credit facility are classified as short-term obligations on our consolidated balance sheet, the credit facility, by its terms, does not mature until September 30, 2014.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2013.

In response to changes in the overall market, over the past few years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 46 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditure related to discretionary renovation or relocation projects.

As of December 31, 2012, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. In general, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period based on the expected volume of monthly sales. As this business progresses, we will evaluate the capital requirements and the associated return on investment.

Historically, we have carried all of our automobile loans receivable on our balance sheet; however, in December 2012 we sold approximately 90% of our automobile loans receivable to a third party. While the Automotive segment has been funded from operations, we are evaluating a forward flow arrangement whereby sales of automobiles are funded directly by a third-party lender. We also have the ability to manage the capital needs of the business through reduction of the number of automobiles held at each location, although reduced inventory levels may limit sales because of the appearance of limited vehicle selection for the customer.

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

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of December 31, 2012, we offered these installment loan products to customers in approximately 200 branches. In 2013, we plan to offer these products to customers in an additional 150 to 200 branches. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk

Our short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 15% and 5%, respectively, of total revenues for the year ended December 31, 2012. Our short-term lending branches located in the states of Missouri, California, Kansas and New Mexico represented approximately 33%, 17%, 7% and 5%, respectively, of total gross profit for the year ended December 31, 2012. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that will negatively affect revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. In 2012, our revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Prior to the change of the Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profit.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative.

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

Impact of Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2012. The adoption did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. These amendments give entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). We adopted this standard during the year ended December 31, 2011. There was no material impact to our financial position or results of operations as a result of the adoption of this standard

In June 2011, the FASB issued guidance on the presentation of comprehensive income. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued an update to the authoritative guidance, which establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2011 and December 31, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $90,000 as of December 31, 2011 and $100,000 as of December 31, 2012. The following table summarizes the activity in the CSO liability (in thousands):

	Year Ended December 31,
	2011	2012
	(in thousands)

Beginning balance	$100	$90
Charge-offs	(3,462)	(3,224)
Recoveries	830	889
Provision for losses	2,622	2,345

Ending Balance	$90	$100

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2012, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

To the extent we have any, we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

As of December 31, 2012, we had $28.2 million of indebtedness, of which $25.0 million is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). If prevailing interest rates were to increase 1% (or 100 basis points) over the rates as of December 31, 2012, and the borrowings remained constant, our interest expense would have increased by $250,000 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report on page 78 of this report.

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

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 76 to 121 of this report, are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DON EARLY
Don Early
Chairman of the Board and Chief Executive Officer

Dated: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 14, 2013.

/s/ RICHARD B. CHALKER	/s/ DON EARLY
Richard B. Chalker	Don Early
Director	Chairman of the Board

/s/ GERALD F. LAMBERTI	/s/ MARY LOU EARLY
Gerald F. Lamberti	Mary Lou Early
Director	Vice Chairman, Secretary and Director

/s/ FRANCIS P. LEMERY	/s/ DARRIN J. ANDERSEN
Francis P. Lemery	Darrin J. Andersen
Director	President and Chief Executive Officer
(Principal Executive Officer)

MARY V. POWELL	/s/ DOUGLAS E. NICKERSON
Mary V. Powell	Douglas E. Nickerson
Director	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ JACK L. SUTHERLAND
Jack L. Sutherland
Director

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. (a Kansas corporation) and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QC Holdings, Inc.

We have audited the internal control over financial reporting of QC Holdings, Inc. (a Kansas corporation) and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 14, 2013

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$17,738	$14,124
Restricted cash	2,175	1,076
Loans receivable, less allowance for losses of $6,008 at December 31, 2011 and $7,237 at December 31, 2012	67,357	61,219
Inventory	3,048	1,341
Deferred income taxes	5,113	1,771
Prepaid expenses and other current assets	4,693	7,374

Total current assets	100,124	86,905

Non-current loans receivable, less allowance for losses of $2,100 at December 31, 2011 and $1,027 at December 31, 2012	6,939	2,392
Property and equipment, net	11,761	11,406
Goodwill	23,958	22,463
Intangible assets, net	5,535	3,656
Deferred income taxes	485	788
Other assets, net	4,427	4,090

Total assets	$153,229	$131,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$224	$2,055
Accrued expenses and other current liabilities	5,399	3,708
Accrued compensation and benefits	8,051	5,671
Deferred revenue	4,953	4,019
Income taxes payable	637	—
Debt due within one year	34,990	25,000

Total current liabilities	54,254	40,453

Long-term debt	11,194	—
Subordinated debt	3,030	3,154
Other non-current liabilities	5,519	5,747

Total liabilities	73,997	49,354

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 16,998,986 outstanding at December 31, 2011 20,700,250 shares issued and 17,182,260 outstanding at December 31, 2012	207	207
Additional paid-in capital	66,623	64,806
Retained earnings	45,282	47,093
Treasury stock, at cost	(32,623)	(29,958)
Accumulated other comprehensive income (loss)	(257)	198

Total stockholders’ equity	79,232	82,346

Total liabilities and stockholders’ equity	$153,229	$131,700

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenues
Payday loan fees	$121,340	$117,706	$119,122
Automotive sales, interest and fees	19,914	23,645	23,718
Installment interest and fees	16,037	16,413	21,275
Other	17,263	18,804	16,450

Total revenues	174,554	176,568	180,565

Operating expenses
Salaries and benefits	35,344	35,038	38,002
Provision for losses	34,524	35,782	40,674
Occupancy	17,528	18,392	18,877
Cost of sales – automotive	9,675	12,253	11,599
Depreciation and amortization	2,871	2,433	2,195
Other	10,951	10,810	13,398

Total operating expenses	110,893	114,708	124,745

Gross profit	63,661	61,860	55,820

Regional expenses	13,921	13,413	12,516
Corporate expenses	22,101	24,151	20,814
Depreciation and amortization	2,653	2,192	1,944
Interest expense	2,399	2,566	3,560
Impairment of goodwill and intangible assets			2,330
Other expense, net	144	481	1,168

Income from continuing operations before income taxes	22,443	19,057	13,488
Provision for income taxes	8,200	7,169	5,597

Income from continuing operations	14,243	11,888	7,891

Loss from discontinued operations, net of income tax	(2,300)	(1,720)	(2,518)

Net income	$11,943	$10,168	$5,373

Weighted average number of common shares outstanding:
Basic	17,259	17,027	17,169
Diluted	17,341	17,110	17,226

Earnings (loss) per share:
Basic
Continuing operations	$0.79	$0.67	$0.44
Discontinued operations	(0.13)	(0.10)	(0.14)

Net Income	$0.66	$0.57	$0.30

Diluted
Continuing operations	$0.79	$0.67	$0.44
Discontinued operations	(0.13)	(0.10)	(0.14)

Net Income	$0.66	$0.57	$0.30

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2011	2012

Net income	$11,943	$10,168	$5,373

Other comprehensive income:
Unrealized loss on derivative instrument	(589)	(59)
Reclassification adjustment for amounts included in net income related to derivative instrument	984	578	275
Foreign currency translation		18	180

Other comprehensive income before income taxes	12,338	10,705	5,828
Income tax expense related to items of other comprehensive income	150	302

Total comprehensive income	$12,188	$10,403	$5,828

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (income) loss	Total stockholders’ equity

Balance, December 31, 2009	17,414	$207	$67,879	$32,182	$(33,981)	$(737)	$65,550
Net income				11,943			11,943
Common stock repurchases	(674)				(2,993)		(2,993)
Dividends to stockholders				(5,415)			(5,415)
Issuance of restricted stock awards	232		(2,384)		2,384		—
Stock-based compensation expense			2,355				2,355
Tax impact of stock-based compensation			(138)				(138)
Unrealized gain on derivative instrument, net of deferred taxes of $150						245	245

Balance, December 31, 2010	16,972	207	67,712	38,710	(34,590)	(492)	71,547
Net income				10,168			10,168
Common stock repurchases	(346)				(1,435)		(1,435)
Dividends to stockholders				(3,596)			(3,596)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			2,178				2,178
Stock option exercises	117		(829)		1,057		228
Tax impact of stock-based compensation			(93)				(93)
Unrealized gain on derivative instrument, net of deferred taxes of $302						217	217
Foreign currency translation						18	18

Balance, December 31, 2011	16,999	207	66,623	45,282	(32,623)	(257)	79,232
Net income				5,373			5,373
Common stock repurchases	(213)				(791)		(791)
Dividends to stockholders				(3,562)			(3,562)
Issuance of restricted stock awards	370		(3,231)		3,231		—
Stock-based compensation expense			1,749				1,749
Stock option exercises	26		(174)		225		51
Tax impact of stock-based compensation			(161)				(161)
Reclassification of amount included in net income related to derivative instrument						275	275
Foreign currency translation						180	180

Balance, December 31, 2012	17,182	$207	$64,806	$47,093	$(29,958)	$198	$82,346

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2010	2011	2012
Cash flows from operating activities:
Net income	$11,943	$10,168	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,177	4,936	4,284
Provision for losses	39,329	41,274	46,208
Deferred income taxes	471	(1,934)	1,902
Non-cash interest expense		313	1,301
Gain from non-cash adjustment to contingent consideration			(1,125)
Gain from foreign currency transaction			(263)
Loss on debt extinguishment		462
Loss (gain) on cash surrender value of life insurance		161	(351)
Loss on disposal of property and equipment	1,064	288	384
Gain on sale of branch		(377)
Settlement of life insurance policy			(739)
Loss on sale of auto receivables			2,554
Loss on impariment of goodwill and intangible assets			2,330
Stock-based compensation	2,170	2,178	1,749
Changes in operating assets and liabilities, (net of effects of acquisitions):
Loans, interest and fees receivable, net	(33,918)	(43,735)	(47,782)
Proceeds from sale of auto receivables			10,782
Prepaid expenses and other current assets	(797)	(240)	21
Inventory	(1,547)	271	1,706
Other assets	(618)	36	687
Accounts payable	306	(359)	1,827
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(2,620)	1,227	(4,897)
Income taxes	(1,791)	2,721	(2,435)
Other non-current liabilities	(236)	707	298

Net operating	19,933	18,097	23,814

Cash flows from investing activities:
Purchase of property and equipment	(2,133)	(1,578)	(3,373)
Proceeds from sale of branch		666
Changes in restricted cash		(2,175)	1,099
Acquisition costs, net of cash acquired	(529)	(11,535)
Payments for premiums on life insurance		(292)
Proceeds from settlement of life insurance policy			739
Other	(612)	6	40

Net investing	(3,274)	(14,908)	(1,495)

Cash flows from financing activities:
Borrowings under credit facility	23,250	29,850	35,200
Payments on credit facility	(26,500)	(32,600)	(24,700)
Borrowings on long-term debt		32,000
Repayments of long-term debt	(9,864)	(27,743)	(32,000)
Proceeds from subordinated debt		3,000
Payments for debt issuance costs		(1,455)	(159)
Dividends to stockholders	(5,415)	(3,596)	(3,562)
Repurchase of common stock	(2,993)	(1,435)	(791)
Exercise of stock options		228	51

Net financing	(21,522)	(1,751)	(25,961)

Effect of exchange rate changes on cash and cash equivalents		12	28

Cash and cash equivalents
Net increase (decrease)	(4,863)	1,450	(3,614)
At beginning of year	21,151	16,288	17,738

At end of year	$16,288	$17,738	$14,124

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC (ECA), QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 28-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2012, the Company operated 466 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In December 2012, the Company decided that it would close 38 underperforming branches (primarily located in South Carolina and Washington) during first half of 2013.

The Company began offering branch-based installment loans to customers in its Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, the Company introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of December 31, 2012, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during 2010, 2011 and 2012 was approximately $488, $518 and $624, respectively.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of December 31, 2012, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the year ended December 31, 2012 was approximately $10,245 and the average term of the loan was 33 months.

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

Revenue Recognition. The Company records revenue from payday and title loans upon issuance. The term of a loan is generally two to three weeks for a payday loan and 30 days for a title loan. At the end of each month, the Company records an estimate of the unearned revenue that results in revenues being recognized on a constant-yield basis ratably over the term of each loan.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to the open-end product, the Company earns interest on the outstanding balance and the product also includes a monthly non-refundable membership fee. The open-end credit product is very similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012

Credit service fees	$7,009	$7,512	$7,003
Check cashing fees	4,023	3,698	3,193
Title loan fees	3,893	5,214	2,693
Open-end credit fees		24	1,111
Other fees	2,338	2,356	2,450

Total	$17,263	$18,804	$16,450

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates the estimated fair value at December 31, 2011 and 2012. Substantially all cash balances are in excess of federal deposit insurance limits.

Restricted Cash. Restricted cash includes cash in certain money market accounts and certificates of deposit. The restricted cash balance at December 31, 2012 is restricted primarily due to licensing requirements in certain states. The restricted cash balance at December 31, 2011 included funds of approximately $1.9 million set aside in a separate cash account for the settlement of a legal matter in Missouri.

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2011 and 2012, the Company had inventory of used vehicles and automotive parts totaling $3.0 million and $1.3 million, respectively. Management has determined that a valuation allowance is not necessary as of December 31, 2011 and 2012.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2010	2011	2012

Average amount of cash provided to customer	$315.78	$317.50	$322.86
Average fee received by the Company	$56.41	$56.80	$57.76
Average term of loan (days)	17	17	18

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

The Company records a receivable in connection with the sale of an automobile or other vehicle at the face amount of the loan. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations. In December 2012, the Company sold approximately $16.1 million principal amount of its automobile loans receivable to an unaffiliated company. The Company received approximately $11.3 million in cash proceeds from the sale of automobile receivables and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. In addition, the Company transferred approximately $1.1 million in principal amount of automobile loans receivable to the unaffiliated company. In accordance with accounting guidance, these transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable have been classified as a secured borrowing in the Consolidated Balance Sheets. See additional information in Note 4.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. As of December 31, 2011, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $1.3 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2012.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. As of December 31, 2011, the Company reviewed the qualitative factors and determined that no qualitative adjustment was needed. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $344,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2012.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2011 and 2012, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Year Ended December 31,
	2010	2011	2012

Cash received from sale of payday loan receivables	$494	$472	$685

Operating Expenses. The direct costs incurred in operating the Company’s business units have been classified as operating expenses. Operating expenses include salaries and benefits of employees (branch and automotive personnel as well as employees of Direct Credit), rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored car and security costs, automobile costs, marketing and other costs incurred by the business units. The provision for losses is also a component of operating expenses.

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

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Costs for the development of internal use software were immaterial for the years ending December 31, 2010 and 2011, and totaled $1.3 million for the year ending December 31, 2012.

Advertising Costs. Advertising costs, including related printing, postage and search engine marketing, are charged to operations when incurred. Advertising expense was $2.3 million, $2.0 million and $3.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of consideration over the fair value of net tangible and identified intangible assets and liabilities assumed of acquired businesses using the acquisition method of accounting. Intangible assets consist of customer relationships, non-compete agreements, trade names, debt issuance costs, and other intangible assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment using a fair-value based approach on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The test for goodwill impairment is a two-step approach. The first step of the goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

The Company evaluates the goodwill at the reporting unit level and performs its annual goodwill and indefinite life impairment test as of December 31 for all reporting units. The Company has determined that it has three reporting units, which are based on its core lending operations, automotive operations and Internet lending operations. For testing purposes, the Company has elected to aggregate all components of its core lending operations in the United States into a single reporting unit, as the Company believes all of its core lending branches have similar economic characteristics and are similar with respect to the nature of the products and services, type of customer and the methods used to provide its services. The Company hired an independent appraiser to assist with the Company’s impairment test as of December 31, 2012. The fair value of the Company’s reporting units was based on a weighted average of valuations using methods that included discounted

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cash flows and market multiples. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions. In connection with this process, the independent appraiser also provided a reconciliation of the estimated aggregate fair values of the Company’s reporting units to its market capitalization, including consideration of a control premium that represents what an investor would pay for the Company’s equity securities to obtain a controlling interest. The Company believes that this reconciliation is consistent with a market participant perspective. The Company tests trade names with indefinite lives for impairment by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name.

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

With respect to the impairment test performed as of December 31, 2012, the Company determined that there was no impairment of goodwill for the core lending and automotive units as the fair value of each these reporting units were in excess of their carrying amount based on the tests results. However, the test results showed that the fair value of the E-Lending unit did not exceed its carrying amount. Thus, the Company hired the independent appraiser to assist with the second step of the impairment test and as a result, the Company recorded a $1.7 million non-cash impairment charge to goodwill for its E-Lending reporting unit. In addition, the Company performed an impairment test on its indefinite lived intangible assets and determined that the trade name associated with the ECA acquisition was impaired and recorded an impairment charge of $600,000. No impairment of goodwill or indefinite lived intangible assets was recognized during 2010 and 2011. See additional information in Note 10.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 3.7 million and 3.5 million shares of common stock held in treasury at December 31, 2011 and 2012, respectively.

Fair Value of Financial Instruments. The fair value of short-term payday, title, installment loans and open-end credit receivables, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

The Company estimates the fair value of its automotive loan receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has sold a portfolio that indicates a 35% discount to face value would be a reasonable fair value for a negotiated third party transaction for an entire portfolio. As of December 31, 2011 and December 31, 2012, the fair value of the automotive loan receivables was $11.7 million and $1.7 million, respectively.

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. As of December 31, 2011, the balance of the three-year term loan was $31.7 million and the fair value was estimated at $30.3 million. As of December 31, 2012, the term loan was paid in full. The fair value of the subordinated notes as of December 31, 2011 and 2012 approximated the carrying value.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 31, 2008, the Company entered into an interest rate swap agreement. The swap agreement was designated as a cash flow hedge and changed the floating rate interest obligation associated with the Company’s $50 million term loan into a fixed rate. Gains or losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings as interest expense to offset the impact of the hedged items when they occur. If it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income would generally be recognized into earnings. The swap agreement had a maturity date of December 6, 2012. Under the swap, the Company paid a fixed interest rate of 3.43% and received interest at a rate of LIBOR. On October 3, 2011, the Company terminated the swap agreement. Prior to refinancing the term debt on September 30, 2011 that was associated with the swap, the swap was considered highly effective and therefore, the Company reported no net gain or loss during the year ended December 31, 2011. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s remaining amounts deferred in accumulated other comprehensive loss were amortized into earnings as an increase to interest expense over the original term of the hedged transaction.

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

NOTE 3 – ACCOUNTING DEVELOPMENTS

In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. These amendments give entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The Company adopted this standard during the year ended December 31, 2011. There was no material impact to the Company’s financial position or results of operations as a result of the adoption of this standard.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – SIGNIFICANT BUSINESS TRANSACTIONS

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment of the term loan under its credit agreement. The Company is subject to recourse provisions, which requires it to re-purchase certain automobile loans receivable in the event of a default. As of December 31, 2012, the balance of the recourse liability was approximately $350,000.

With respect to the transfer of $17.2 million in automobile loans receivable, the Company treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. The Company was unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable have been classified as a secured borrowing in the Consolidated Balance Sheets.

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

The fair value of the goodwill at the acquisition date was $7.6 million. As part of the Company’s annual impairment testing performed as of December 31, 2012, it was determined that the fair value of the E-Lending reporting unit did not exceed its carrying value. As a result, the Company recorded a $1.7 million non-cash impairment charge to goodwill during the year ended December 31, 2012. See additional information in Note 10.

The fair value of the contingent consideration arrangement at the acquisition date was $1.1 million, which was recorded in current liabilities. As of December 31, 2011, the fair value of the contingent consideration liability was $1.1 million. The fair value estimate at December 31, 2011 was determined using a probability-weighted income approach. In accordance with the stock purchase agreement, a supplemental earn-out payment was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the defined target. During the year ended December 31, 2012, the Company recorded a reduction to the contingent consideration liability of approximately $1.1 million. This reduction is included as a gain in the other income component of the Consolidated Statements of Income. See additional information in Note 5.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Closure of Branches. During the year ended December 31, 2012, the Company closed 24 of its lower performing branches in various states (which included four branches that were consolidated into nearby branches). In addition, the Company decided it would close 38 underperforming branches during the first half of 2013. The Company recorded approximately $699,000 in pre-tax charges during the year ended December 31, 2012 associated with branch closures. The charges included a $398,000 loss for the disposition of fixed assets, $263,000 for lease terminations and other related occupancy costs and $38,000 for other costs. The charges recorded in 2012 do not include lease termination and severance costs associated with the 38 branches that are scheduled to close during first half of 2013 as notification to the landlords and employees occurred in January 2013.

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

With respect to the branch closings in each of 2010, 2011 and 2012, a significant portion of the operations and closing costs are included as discontinued operations (see Note 6). When ceasing operations in Company branches under operating leases, the Company incurs certain lease contract termination costs. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

The following table summarizes the accrued costs associated with the closure of branches and the activity related to those charges as of December 31, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Reductions	Balance at December 31, 2012

Lease and related occupancy costs	$90	$263	$(299)	$54
Other		38	(38)

Total	$90	$301	$(337)	$54

As of December 31, 2012, the balance of $54,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 5 – FAIR VALUE MEASUREMENTS

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

As discussed in Note 4, a supplemental earn-out payment for the acquisition related contingent consideration was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the target as defined in the stock purchase agreement. The acquisition-related contingent consideration was initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized as a gain or loss in the other income component of the Consolidated Statements of Income. The liability for this contingent consideration was classified as a Level 3 liability because the related fair value measurement, which is determined using a discounted probability-weighted approach, includes significant inputs not observable in the market. These unobservable inputs included internally-developed assumptions of the probabilities of achieving specified targets, which are used to estimate the resulting EBITDA, and the applicable discount rate. When assessing the fair value of this contingent consideration on a quarterly basis, the Company evaluated the performance of the business during the period compared to previous expectations, along with any changes to our future projections, and updated the estimated EBITDA accordingly. In addition, the Company considered changes to its cost of capital and changes to the probability of achieving the earn-out payment targets when updating the discount rate on a quarterly basis. The analysis utilized weighted average inputs, including a risk-based discount rate of 29.5%, determined using a mix of cost of debt and risk-adjusted cost of capital reasonable for the company, and EBITDA growth year-to-year ranging from 9% to 42%, determined using various scenarios for the business. The results for the year ended December 31, 2012 include a $1.1 million gain in other income related to the reduction of the contingent consideration liability.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

Acquisition- related Contingent Consideration

Balance at beginning of year	$1,106
Adjustment	(1,106)

Balance at end of year	$—

Fair Value Measurements on a Non-Recurring Basis. The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Non-financial assets such as property, equipment, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. When the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate, impairment is recognized in an amount by which the carrying amount of the assets exceeds the fair value. There were no material impairments of non-financial assets for years ended December 31, 2010 and 2011. The Company evaluated its indefinite life intangibles as part of its annual impairment testing as of December 31, 2012 and determined that the trade name intangible associated with the acquisition of ECA in December 2006 was impaired. For the year ended December 31, 2012, the Company recorded an impairment charge of $600,000 to reduce the value of the trade name intangible asset. The decline in value was attributable to the prior closings of ECA branches in South Carolina and the decision to close an additional 12 branches in South Carolina during the first half of 2013.

During the year ended December 31, 2012, the Company recorded an impairment of $257,000 on fixed assets in connection with the 38 branches the Company has scheduled to close during the first half of 2013. During the year ended December 31, 2010, the Company recorded an impairment of $330,000 on fixed assets in connection with the 21 branches the Company had scheduled to close during the first half of 2011. The fair value measurements used to determine the impairments were based on the market approach based on liquidation prices of comparable assets.

The following table presents fair value measurements of certain assets on a non-recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total gains (losses)

Goodwill for E-Lending	$—	$—	$6,107	$(1,730)
Trade Name – ECA				(600)
Impaired fixed assets	—	—	—	(257)

Total	$—	$—	$6,107	$(2,587)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents fair value measurements of certain assets on a non-recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total gains (losses)

Impaired fixed assets	$—	$—	$—	$(330)

Total	$—	$—	$—	$(330)

NOTE 6 – DISCONTINUED OPERATIONS

The Company closed 34 branches during 2010 that were not consolidated into nearby branches and announced it would close 21 branches in Arizona, Washington and South Carolina in 2011. During 2011 the Company closed 18 of the 21 branches and decided that the remaining three branches would remain open and the results of these branches were reclassified into continuing operations. In addition, the Company closed 20 branches during the year ended December 31, 2011 that were not consolidated into nearby branches and sold one branch. In 2012, the Company closed 20 branches that were not consolidated into nearby branches and decided it would close 38 branches during the first half of 2013. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2010	2011	2012

Total revenues	$18,699	$12,882	$9,034
Provision for losses	4,805	5,492	5,534
Other branch expenses	16,773	10,298	7,210

Branch gross loss	(2,879)	(2,908)	(3,710)
Other, net	(923)	112	(385)

Loss before income taxes	(3,802)	(2,796)	(4,095)
Income tax benefit	(1,502)	(1,076)	(1,577)

Loss from discontinued operations	$(2,300)	$(1,720)	$(2,518)

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present summarized financial information for the Company’s segments (in thousands):

	Year Ended December 31, 2012
	Financial Services	Automotive	E-Lending	Consolidated Total

Total revenues	$148,779	$23,718	$8,068	$180,565

Provision for losses	32,121	5,749	2,804	40,674
Other expenses	64,801	15,850	3,420	84,071

Gross profit	51,857	2,119	1,844	55,820
Other, net (a)	(36,011)	(4,214)	(2,107)	(42,332)

Income (loss) from continuing operations before taxes	$15,846	$(2,095)	$(263)	$13,488

	Year Ended December 31, 2011
	Financial Services	Automotive	E-Lending (b)	Consolidated Total

Total revenues	$151,020	$23,645	$1,903	$176,568

Provision for losses	29,254	5,963	565	35,782
Other expenses	62,769	15,513	644	78,926

Gross profit	58,997	2,169	694	61,860
Other, net (a)	(40,019)	(2,292)	(492)	(42,803)

Income (loss) from continuing operations before income taxes	$18,978	$(123)	$202	$19,057

	Year Ended December 31, 2010
	Financial Services	Automotive	E-Lending	Consolidated Total

Total revenues	$154,640	$19,914	$—	$174,554

Provision for losses	30,187	4,337		34,524
Other expenses	63,697	12,672		76,369

Gross profit	60,756	2,905	—	63,661
Other, net (a)	(39,357)	(1,861)		(41,218)

Income from continuing operations before taxes	$21,399	$1,044	$—	$22,443

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. For the year ended December 31, 2012, the E-Lending segment includes a $1.7 million impairment charge to goodwill partially offset by a gain of $1.1 million for the reduction in the contingent consideration liability.
(b)	E-Lending primarily includes the operations of Direct Credit since the acquisition date (September 30, 2011).

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,
	2011	2012

Financial Services	$118,812	$112,106
Automotive	19,791	6,177
E-Lending	14,626	13,417

Balance at end of year	$153,229	$131,700

The operations of the Financial Service and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

NOTE 8 – CUSTOMER RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Customer receivables consisted of the following (in thousands):

December 31, 2012:	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total

Current portion:
Total loans, interest and fees receivable	$50,772	$1,386	$14,642	$1,656	$68,456
Less: allowance for losses	(3,211)	(629)	(2,997)	(400)	(7,237)

Loans, interest and fees receivable, net	$47,561	$757	$11,645	$1,256	$61,219

Non-current portion:
Total loans, interest and fees receivable	$—	$1,305	$2,114	$—	$3,419
Less: allowance for losses		(590)	(437)		(1,027)

Loans, interest and fees receivable, net	$—	$715	$1,677	$—	$2,392

December 31, 2011:	Payday and Title Loans	Automotive Loans	Installment Loans	Open-end Credit	Total

Current portion:
Total loans, interest and fees receivable	$55,706	$9,037	$8,426	$196	$73,365
Less: allowance for losses	(1,548)	(2,100)	(2,260)	(100)	(6,008)

Loans, interest and fees receivable, net	$54,158	$6,937	$6,166	$96	$67,357

Non-current portion:
Total loans, interest and fees receivable	$—	$9,039	$—	$—	$9,039
Less: allowance for losses		(2,100)			(2,100)

Loans, interest and fees receivable, net	$—	$6,939	$—	$—	$6,939

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit quality information. In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term payday and title loans, automotive loans and installment loans. The allowance for losses on consumer loans offsets the outstanding loan amounts in the consolidated balance sheets.

The Company has $2.0 million in automotive loans receivable past due as of December 31, 2012 and approximately 28.6% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $571,000 on non-accrual status as of December 31, 2012. With respect to installment loans, the Company has approximately $3.9 million in installment loans receivable past due as of December 31, 2012 and approximately 21.4% of this amount was more than 60 days past due.

The Company had $6.9 million in automotive loans receivable that were past due as of December 31, 2011 and approximately 12.0% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $824,000 that were on non-accrual status as of December 31, 2011. With respect to installment loans, the Company had approximately $1.5 million in installment loans receivable that were past due as of December 31, 2011 and approximately 7.4% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2010	2011	2012
Balance, beginning of year	$10,803	$7,150	$8,108
Charge-offs	(77,102)	(69,786)	(71,513)
Recoveries	36,128	32,092	30,398
Adjustment for auto receivables sold			(2,594)
Effect of foreign currency translation			2
Provision for losses	37,321	38,652	43,863

Balance, end of year	$7,150	$8,108	$8,264

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO (see note 13 for additional information) and excludes loss activity related to discontinued operations (see note 6 for additional information).

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2012

Buildings	$3,262	$3,262
Leasehold improvements	19,635	18,400
Furniture and equipment	23,517	22,128
Land	512	512
Vehicles	1,031	1,047

	47,957	45,349
Less: Accumulated depreciation and amortization	(36,196)	(33,943)

Total	$11,761	$11,406

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2011, the balance of the deferred liability was approximately $325,000, of which $269,000 was classified as a non-current liability. As of December 31, 2012, the balance of the deferred liability was approximately $270,000, of which $214,000 is classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $4.9 million, $3.8 million and $2.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 (in thousands):

	December 31,
	2011	2012

Balance at beginning of year:
Goodwill	$16,491	$23,958
Accumulated impairment losses	—	—

	16,491	23,958

Changes:
Acquisition of Direct Credit	7,557
Impairment		(1,730)
Effect of foreign currency translation	45	235
Sale of branch	(135)

Balance at end of year:
Goodwill	23,958	24,193
Accumulated impairment losses	—	(1,730)

	$23,958	$22,463

Information concerning goodwill by reporting segment is as follows (in thousands):

	December 31,
	2011	2012

Financial Services	$15,684	$15,684
Automotive	672	672
E-Lending	7,602	6,107

Balance at end of year	$23,958	$22,463

The Company hired an independent appraiser to perform its annual impairment test as of December 31, 2012. The Company determined that there was no impairment of goodwill for the core lending and automotive

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

units as the fair value of each these reporting units were in excess of their carrying amount based on the results of the test. However, the test results showed that the fair value of the E-Lending reporting unit did not exceed its carrying amount and a step two analysis was required to determine the amount of the impairment. For purposes of the step one analysis, the fair value of the E-Lending reporting unit was estimated using both an income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. The amount of the impairment is calculated in a step two analysis by comparing the implied fair value of the goodwill to its carrying amount, which requires an allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. The Company hired the independent appraiser to assist with the step two analysis and the test results showed that the implied fair value of the goodwill was $6.1 million compared to the book value of $7.8 million. As a result, the Company recorded a $1.7 million non-cash, non-tax deductible impairment charge to goodwill for its E-Lending reporting unit. The impairment of goodwill resulted from lower than expected earnings in 2012 due to lower revenues and slightly higher losses and the Company’s current expectations for future growth and profitability for the E-Lending reporting unit being lower than its previous estimates. The discount rates used for the reporting units range from 16.9% to 22.3%. A simultaneous 10% decline in the cash flow projections for the E-Lending reporting unit combined with a 100 basis point increase in the discount rates used would result in an additional pre-tax $900,000 impairment to goodwill. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value. With respect to 2011, the Company performed its annual impairment testing of goodwill and concluded that no impairment existed at December 31, 2011.

As noted above, the Company concluded that its goodwill for the core lending and automotive reporting units was not impaired as of December 30, 2012, because the fair values of each of these reporting units were substantially in excess of their respective net book values.

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,
	2011	2012
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,510	1,669

	5,776	5,935
Non-amortized intangible assets:
Trade names	2,016	1,416

Gross carrying amount	7,792	7,351
Effect of foreign currency translation		102
Less: Accumulated amortization	(2,257)	(3,797)

Net intangible assets	$5,535	$3,656

Intangible assets at December 31, 2011 and December 31, 2012 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company tests trade names with indefinite lives for impairment annually by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name. In 2006, the Company acquired 51 branches in South Carolina from Express Check Advance, LLC. The Company has closed the majority of these branches (31 branches as of December 31, 2012) and has decided to close 12 additional branches during first half 2013 due to a change in the payday loan law in South Carolina in 2009 that has negatively impacted revenues and gross profits in those branches over the past few years. Based on the results from its 2012 impairment testing, the Company concluded that the trade name associated with the acquisition of ECA was impaired and recorded an impairment charge of $600,000 to reduce the value of the trade name intangible asset.

Amortization expense for the years ended December 31, 2010, 2011 and 2012 was $1.2 million, $861,000 and $955,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2012 is estimated to be $1.2 million for 2013, $861,000 for 2014 and $5,000 for 2015.

NOTE 11 – INDEBTEDNESS

Long-Term Debt. The following table summarizes long-term debt at December 31, 2011 and 2012 (in thousands):

	December 31,
	2011	2012

Term loan	$31,684	$—
Revolving credit facility	14,500	25,000

Total debt	46,184	25,000
Less: debt due within one year	(34,990)	(25,000)

Total non-current debt	$11,194	$—

On September 30, 2011, the Company entered into an amended and restated credit agreement (current credit agreement) with a syndicate of banks to replace its prior credit agreement, which was previously amended on December 7, 2007. The current credit agreement provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, the Company capitalized approximately $1.0 million in debt issue costs, which it is amortizing over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in the Consolidated Statements of Income as part of other expense, net. The weighted average interest rate for borrowings under the revolving line of credit at December 31, 2011 and 2012 was 3.1% and 4.3%, respectively.

The current credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, the Company was not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the current credit agreement. On November 7, 2012, the Company entered into an amendment to the current credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. As of December 31, 2012, the Company is in compliance with all of its debt covenants.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The obligations of the Company under the current credit agreement are guaranteed by all the operating subsidiaries of the Company (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the Company and its operating subsidiaries. The Company pledged 65% of the stock of QC Canada Holdings Inc. to secure the obligations of the Company under the current credit agreement. The lenders may accelerate the obligations of the Company under the current credit agreement if there is a change in control of the Company, including an acquisition of 25% or more of the equity securities of the Company by any person or group. The current credit agreement matures on September 30, 2014.

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

In December 2012, the Company sold the majority of its automobile receivables and used the proceeds from the sale to pay down its term loan. In addition to scheduled repayments, the term loan contained mandatory principal prepayment provisions whereby the Company was required to reduce the outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio was greater than one, the Company was required to pay 75% of excess cash flow. If the leverage ratio fell below one, the mandatory payment was 50% of excess cash flow. Under the previous credit agreement, the Company made a $7.1 million principal payment on the term loan in March 2011, which included $5.3 million required under the mandatory prepayment provisions and the $1.8 million scheduled principal payment. In April 2012, the Company made a $10.7 million principal payment on the term loan, which was required under the mandatory prepayment provisions of the current credit agreement.

Subordinated Debt. Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2011 and December 31, 2012, the balance of the subordinated notes was approximately $3.0 million and $3.2 million, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes future principal payments of indebtedness at December 31, 2012 (in thousands):

December 31, 2012

2013	$25,000
2014	—
2015	3,154

Total	$28,154

NOTE 12 – DERIVATIVES

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and is amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in December 2012. For the years ended December 31, 2011 and 2012, the Company has recorded interest expense totaling approximately $69,000 and $275,000, respectively related to the termination of the swap.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the years ended December 31, 2011 and 2012 (in thousands):

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
Derivatives Designated as Hedging Instruments	2011	2012

Cash flow hedges:
Loss recognized in other comprehensive income	$(59)	$—
Amount reclassified from accumulated other comprehensive income to interest expense	578	275

Total	$519	$275

NOTE 13 – CREDIT SERVICES ORGANIZATION

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2011 and December 31, 2012, the consumers had total loans outstanding with the lender of approximately $3.1 million and $2.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $90,000 as of December 31, 2011 and $100,000 as of December 31, 2012.

The following table summarizes the activity in the liability for CSO loan losses during the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
CSO liability:	2010	2011	2012

Balance, beginning of year	$100	$100	$90
Charge-offs	(2,798)	(3,462)	(3,224)
Recoveries	790	830	889
Provision for losses	2,008	2,622	2,345

Balance, end of year	$100	$90	$100

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – INCOME TAXES

The Company’s provision for income taxes from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$7,010	$8,010	$1,022
State	889	1,043	94
Foreign		150	196

Total Current	7,899	9,203	1,312

Deferred:
Federal	267	(1,722)	3,882
State	34	(231)	522
Foreign		(81)	(119)

Total Deferred	301	(2,034)	4,285

Total provision for income taxes	$8,200	$7,169	$5,597

Income from continuing operations:
Domestic	$22,443	$18,855	$13,751
Foreign		202	(263)

Income from continuing operations before income taxes	$22,443	$19,057	$13,488

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2011	2012
Deferred tax assets related to:
Allowance for loan losses	$6,120	$6,150
Accrued rent	942	892
Accrued vacation	421	456
Stock-based compensation	2,447	2,419
Unused state tax credits	532	618
Book reserves	535	935
Deferred compensation	1,010	1,309
Accrued legal	784	57
Foreign net operating loss carry-forwards	113	111
Other	318

Total gross deferred tax assets	13,222	12,947
Less: valuation allowance	(532)	(618)

Net deferred tax assets	12,690	12,329

Deferred tax liabilities related to:
Property and equipment	(379)	(169)
Loans receivable, tax value	(3,492)	(6,069)
Goodwill and intangibles	(2,846)	(3,013)
Prepaid assets	(375)	(444)
Other		(75)

Gross deferred tax liabilities	(7,092)	(9,770)

Net deferred tax asset	$5,598	$2,559

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has state tax credit carry-forwards of approximately $819,000 and $951,000 as of December 31, 2011 and December 31, 2012, respectively. The deferred tax asset, net of federal tax effect, relating to the carry-forwards is approximately $532,000 and $618,000 as of December 31, 2011 and December 31, 2012, respectively. The Company’s ability to utilize a significant portion of the state tax credit carry-forwards is dependent on its ability to meet certain criteria imposed by the state not only for the year in which the credit is generated, but also for all subsequent years in which any portion of the credit is utilized. In addition, the credits can only be utilized against the tax liabilities of specific subsidiaries in those states. During 2012 the Company obtained certification for the utilization of a portion of these credits carry forwards for the 2011 tax year in a particular jurisdiction. Also, additional credit carry forwards were generated for the 2012 tax year. Until certification to utilize these credits is received, management believes that it is not more likely than not that the benefit of these credits will be realized and, accordingly, a valuation allowance in the amount of $532,000 and $618,000 has been established at December 31, 2011 and December 31, 2012, respectively. The Company also has gross foreign net operating loss carry-forwards of approximately $445,000 that generally expire in 18 – 20 years. The Company believes it is more likely than not that these carry-forwards will be utilized prior to their expiration. Accordingly, no valuation allowance for the related deferred tax asset has been recognized.

Differences between the Company’s effective income tax rate computed for income from continuing operations and the statutory federal income tax rate are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012

Income tax expense using the statutory federal rate in effect	$7,855	$6,670	$4,721
Tax effect of:
State and local income taxes, net of federal benefit	600	528	401
Goodwill impairment			604
Contingent consideration			(395)
Non-taxable insurance policy proceeds			(259)
Section 162(m) limitation			142
Other	(255)	(29)	383

Total provision for income taxes	$8,200	$7,169	$5,597

Effective tax rate	36.5%	37.6%	41.5%
Statutory federal tax rate	35.0%	35.0%	35.0%

The effective income tax rate for the year ended December 31, 2012 was 41.5% compared to 37.6% in the prior year. The increase is primarily related to the goodwill impairment charge as a percentage of reduced pre-tax income.

As of December 31, 2012, the accumulated undistributed earnings of foreign affiliates were a deficit of $108,000. As of December 31, 2011, accumulated undistributed earnings of foreign affiliates were $133,000. As the Company intends to indefinitely reinvest these earnings in the business of its foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings should they become positive in the future.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Tax Positions. A summary of the total amount of unrecognized tax benefits for the years ended December 31, 2011 and 2012 is as follows (in thousands):

	December 31,
	2011	2012

Balance at beginning of year	$253	$193
Increases:
Tax positions taken during a prior period		1
Tax positions taken during the current period	6	2
Decreases:
Tax positions taken during prior period	(58)	(63)
Lapse of statute of limitations	(8)	(10)

Balance at end of year	$193	$123

Approximately $28,000 of the total unrecognized tax benefits at December 31, 2012, will, if ultimately recognized, impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2010, 2011 or 2012.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of December 31, 2012:

	Federal	State and Foreign

Statute remains open	2009-2012	2008-2012
Tax years currently under examination	N/A	N/A

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $476,000, $473,000 and $436,000 during 2010, 2011 and 2012, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$201,000, $179,000, and $188,000 during 2010, 2011 and 2012, respectively. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the years ended December 31, 2010 and 2012, the Company recognized compensation expense of approximately $280,000 and $354,000, respectively, as a result of deemed gains on the hypothetical investments. For the year ended December 31, 2011, the Company recognized a reduction in compensation expense of approximately $60,000, as a result of deemed losses on the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $2.7 million and $3.3 million at December 31, 2011 and 2012, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $3.7 million and $3.4 million at December 31, 2011 and 2012, respectively. This asset is available to fund the deferred compensation liability; however, the asset is not protected from creditors of the Company. For the years ended December 31, 2010 and 2012, the Company recognized gains totaling $340,000 and $351,000, respectively, on its investments associated with the life insurance policies, reflected in the cash surrender value. For the year ended December 31, 2011, the Company recognized a loss totaling $161,000 on its investments associated with the life insurance policies, reflected in the cash surrender value.

NOTE 16 – STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2010	2011	2012

Income from continuing operations	$14,243	$11,888	$7,891
Loss from discontinued operations available to common stockholders	(2,300)	(1,720)	(2,518)

Income available to common stockholders	$11,943	$10,168	$5,373

Weighted average basic common shares outstanding	17,259	17,027	17,169
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	82	83	57

Weighted average diluted common shares outstanding	17,341	17,110	17,226

Earnings (loss) per share
Basic
Continuing operations	$0.79	$0.67	$0.44
Discontinued operations	(0.13)	(0.10)	(0.14)

Net income	$0.66	$0.57	$0.30

Diluted
Continuing operations	$0.79	$0.67	$0.44
Discontinued operations	(0.13)	(0.10)	(0.14)

Net income	$0.66	$0.57	$0.30

The Company has approximately 17.0 million and 17.2 million shares outstanding at December 31, 2011 and 2012, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 661,000 shares, 928,000 shares and 604,000 shares are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the years ended December 31, 2010, 2011 and 2012, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Anti-dilutive securities. Options to purchase approximately 2.7 million shares, 2.6 million shares and 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the years ended December 31, 2010, 2011 and 2012, respectively because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company expended $2.6 million for approximately 606,000 shares, $1.1 million for approximately 273,000 shares, and $415,000 for approximately 105,000 shares during the years ended December 31, 2010, 2011, and 2012, respectively. As of December 31, 2012, the Company had approximately $4.0 million that may yet be utilized to repurchase shares under the current program. Under the current credit agreement (see Note 11), the Company may not modify the stock repurchase program to provide for repurchases in excess of $60 million. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statements of Cash Flows and the Statements of Changes in Stockholders’ Equity.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In addition to regular quarterly dividends, the Company’s board of directors has also approved special cash dividends on the Company’s common stock from time to time. For the year ended December 31, 2010, the Company declared dividends on its common stock of $0.30 per share. For the years ended December 31, 2011 and 2012, the Company declared dividends on its common stock of $0.20 per share, in each year.

NOTE 17 – STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2012, the Company’s stock-based compensation plans include the 1999 Stock Option Plan and the 2004 Equity Incentive Plan (2004 Plan). Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was three million shares. In June 2009, at the annual meeting of the Company’s stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. As of December 31, 2012, there are approximately 259,000 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. In previous years, the Company has issued a combination of stock options (non-qualified) and restricted stock to its employees as part of the Company’s long-term equity incentive compensation program.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012
Employee stock-based compensation:
Stock options	$456	$386	$213
Restricted stock awards	1,489	1,609	1,355

	1,945	1,995	1,568
Non-employee director stock-based compensation:
Restricted stock awards	225	183	181

Total stock-based compensation	$2,170	$2,178	$1,749

The related income tax benefit was $790,000, $817,000 and $673,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Stock Options. The fair value of option grants are determined on the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield is calculated based on the current dividend and the market price of the Company’s common stock on the grant date. The expected volatility factor used by the Company is based on the Company’s historical stock trading history. The Company computes the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. The Company did not grant stock options during 2010, 2011 and 2012.

As of December 31, 2012, there was $16,700 of total unrecognized compensation costs related to outstanding stock options. The Company expects that these costs will be amortized over a weighted average period of one month.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2012 was $240,000 and $43,000, respectively. No options were exercised during the year ended December 31, 2010.

A summary of nonvested stock option activity and related information for the year ended December 31, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value

Nonvested balance, January 1, 2012	318,871	$2.09
Vested	(187,498)	2.22

Nonvested balance, December 31, 2012	131,373	$1.53

The total fair value of options vested during 2012 was approximately $417,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, January 1, 2012	2,667,189	$9.83
Exercised	(26,397)	1.95
Forfeited	(1,256)	13.76

Outstanding, December 31, 2012	2,639,536	$9.91	3.3	$—

Exercisable, December 31, 2012	2,508,163	$10.20	3.2	$—

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1 to $5	525,492	6.1	$4.39	394,119	$4.39
$ 5 to $10	780,902	3.0	9.47	780,902	9.47
$10 to $15	1,270,292	2.4	12.21	1,270,292	12.21
$15 to $20	62,850	2.0	15.07	62,850	15.07

	2,639,536	3.3	$9.91	2,508,163	$10.20

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested balance, January 1, 2012	928,061	$4.76
Granted	52,500	3.45
Vested	(369,938)	4.93
Forfeited	(6,632)	4.44

Nonvested balance, December 31, 2012	603,991	$4.55

During 2012, the Company granted 52,500 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $181,000, which the Company recognized as stock-based compensation expense in the first quarter 2012.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2011, the Company granted 532,040 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 487,200 shares granted to employees that vest equally over four years and 44,840 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.2 million. As of December 31, 2012, the total unrecognized compensation costs related to these restricted stock grants was $1.0 million. The Company expects that these costs will be amortized over a weighted average period of 2.1 years.

During 2010, the Company granted 375,840 shares of restricted stock to various employees and non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The grants consisted of 335,600 shares granted to employees that vest equally over four years and 40,240 shares granted to non-employee directors that vested immediately upon grant subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $2.1 million. As of December 31, 2012, there was approximately $498,000 of total unrecognized compensation costs related to these restricted stock grants. The Company expects that these costs will be amortized over a weighted average period of 1.1 years.

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

As of December 31, 2012, there was $1.5 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.7 years.

The total fair value of restricted stock vested (at vest date) during the years ended December 31, 2010, 2011 and 2012 was $1.1 million, $1.0 million and $1.3 million, respectively. The Company requires employees to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2010, 2011 and 2012, the Company repurchased shares from employees totaling approximately 68,500, 73,100, and 108,270, respectively.

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

Effective as of January 1, 2012, the Company granted Performance Units to various officers under the new Long-Term Incentive Plan. The value of the Performance Units will be based upon a performance measure established by our compensation committee. The performance measure for 2012 is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of December 31, 2012, the balance of the non-current liability for the Performance Units was approximately $242,000. For the year ended December 31, 2012, the Company recognized compensation expense of $242,000

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the Performance Units. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of December 31, 2012, the total unrecognized compensation costs related to the Performance Units was approximately $484,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.0 years.

Effective as of January 1, 2012, the Company granted 92,452 cash-based RSUs to various officers under the new Long-Term Incentive Plan. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of December 31, 2012, the balance of the non-current liability for RSUs was approximately $101,000. For the year ended December 31, 2012, the Company recognized $101,000 in compensation expense related to the RSUs. As of December 31, 2012, the total unrecognized compensation costs related to the RSUs was $203,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.0 years.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided for in the lease that the Company considers to be reasonably assured of exercising. The following table summarizes the future minimum lease payments as of December 31, 2012 (in thousands):

	Non- Cancelable	Reasonably Assured Renewals	Total

2013	$10,575	$2,162	$12,737
2014	7,024	4,486	11,510
2015	3,727	6,225	9,952
2016	1,703	6,718	8,421
2017	1,042	5,814	6,856
Thereafter	171	16,557	16,728

Total	$24,242	$41,962	$66,204

Rental expense was $10.2 million, $10.8 million and $11.5 million during the years ended December 31, 2010, 2011 and 2012, respectively.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling to the North Carolina Court of Appeals. It is expected that the court will issue a decision by April 2013.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

Plaintiff seeks (i) class certification for the class described above, (ii) a declaration that loan fees collected in excess of the 60% limit in the cited usury statute are held by the defendants in constructive trust for the benefit of the class members, (iii) an accounting and restitution to plaintiff and class members of all loan fees received by the defendants, (iv) a declaration that the collection of the loan fees in excess of 60% per annum constitutes an unconscionable trade act or practice under the Canadian Business Practices Consumer Protection Act, (v) an order to restore to the class members the loan fees collected by defendants in excess of 60% per annum, and (vi) interest thereon. Direct Credit has not yet answered the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors vigorously.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 15%, 5%, respectively, of total revenues for the year ended December 31, 2012. Company short-term lending branches located in the states of Missouri, California, Kansas and New Mexico represented approximately 33%, 17%, 7% and 5%, respectively, of total gross profit for the year ended December 31, 2012. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. In 2012, revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Prior to the change in the Illinois payday loan law, branches in Illinois accounted for more than 5% of the Company’s revenues and gross profits.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative.

NOTE 20 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table sets forth certain cash activities for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012
Cash paid during the year for:
Income taxes	$5,781	$5,531	$4,715
Interest	2,397	2,036	2,220

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – SELECTED QUARTERLY INFORMATION (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2012:
Total revenues	$44,234	$42,153	$47,008	$47,170	$180,565
Gross profit	17,463	12,012	12,937	13,408	55,820
Income (loss) from continuing operations before taxes	8,154	3,304	3,409	(1,379)	13,488
Income (loss) from continuing operations, net of tax	5,032	2,187	2,019	(1,347)	7,891

Loss from discontinued operations, net of tax	(103)	(459)	(362)	(1,594)	(2,518)
Net income (loss)	4,929	1,728	1,657	(2,941)	5,373

Earnings (loss) per share (a):
Basic
Continuing operations	$0.28	$0.12	$0.11	$(0.08)	$0.44
Discontinued operations	—	(0.02)	(0.02)	(0.09)	(0.14)

Net income	$0.28	$0.10	$0.09	$(0.17)	$0.30

Diluted
Continuing operations	$0.28	$0.12	$0.11	$(0.08)	$0.44
Discontinued operations	—	(0.02)	(0.02)	(0.09)	(0.14)

Net income	$0.28	$0.10	$0.09	$(0.17)	$0.30

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for year ended 2012, as a result of issuances and repurchases of common stock.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2011:
Total revenues	$43,602	$41,108	$45,181	$46,677	$176,568
Gross profit	18,518	12,838	15,010	15,494	61,860
Income from continuing operations before taxes	8,855	835	4,149	5,218	19,057
Income from continuing operations, net of tax	5,349	501	2,494	3,544	11,888

Loss from discontinued operations, net of tax	(59)	(474)	(712)	(475)	(1,720)
Net income	5,290	27	1,782	3,069	10,168

Earnings (loss) per share (a):
Basic
Continuing operations	$0.29	$0.03	$0.14	$0.20	$0.67
Discontinued operations	—	(0.03)	(0.04)	(0.03)	(0.10)

Net income	$0.29	$0.00	$0.10	$0.17	$0.57

Diluted
Continuing operations	$0.29	$0.03	$0.14	$0.20	$0.67
Discontinued operations	—	(0.03)	(0.04)	(0.03)	(0.10)

Net income	$0.29	$0.00	$0.10	$0.17	$0.57

(a)	The sum of the basic and diluted earnings per share for the four quarters does not equal the full year total for years ended 2011, as a result of issuances and repurchases of common stock.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – SUBSEQUENT EVENTS

Restructuring. In January 2013, the Company announced to its employees a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan includes a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $3.0 to $3.5 million on an annual basis.

Equity Grant. On February 5, 2013, the Company granted 55,020 restricted shares to its non-employee directors under the 2004 plan. The total fair market value of the grant was approximately $188,000. The shares granted to the directors vested immediately upon the date of grant but may not be sold for six months after the date of grant.

Dividend. On February 5, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share per common share. The dividend was paid on March 14, 2013 to stockholders of record as of February 28, 2013. The amount of the dividend paid was approximately $900,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	Amended and Restated QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.2	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.3	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.4	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.6	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.7	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.8	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.9	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.10	Second Amended and Restated Credit Agreement dated as of September 30, 2011, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.11	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document

10.12	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.17	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.18	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.20	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.21	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document

10.22	Second Amendment to Pledge Agreement dated as of September 30, 2011, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.23	Note Purchase Agreement dated September 30, 2011, between QC Holdings, Inc. and Buyers (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.24	Subordination Agreement dated September 30, 2011, between QC Holdings, Inc. and Subordinate Lenders (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.25	First Amendment Agreement dated November 7, 2012, among QC Holdings, Inc., the lenders named therein and U.S. Bank National Association, as Agent, amending the Second Amended and Restated Credit Agreement. Incorporated by reference and previously filed as an exhibit to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012.

10.26	QC Holdings, Inc. Annual Incentive Plan adopted December 6, 2011. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011.

10.27	The Executive Nonqualified Excess Plan Document and Adoption Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.28	QC Holdings, Inc. Long-Term Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.29	QC Holdings, Inc. Annual Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.30	QC Holdings, Inc. Long-Term Incentive Plan effective January 1, 2012. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012.

10.31	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Don Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.32	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Mary Lou Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document

101	The following information from the QC Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.