Form 10-Q
period 2013-03-31
QC Holdings, Inc.
filed 2013-05-15
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2013:

Common Stock $0.01 per share par value – 17,420,314 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2013

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year 2013.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2012	2013
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$14,124	$17,073
Restricted cash	1,076	1,077
Loans receivable, less allowance for losses of $7,237 at December 31, 2012 and $5,115 at March 31, 2013	61,219	46,872
Inventory	1,341	1,430
Deferred income taxes	1,771	2,086
Prepaid expenses and other current assets	7,374	4,845

Total current assets	86,905	73,383
Non-current loans receivable, less allowance for losses of $1,027 at December 31, 2012 and $1,165 at March 31, 2013	2,392	3,587
Property and equipment, net	11,406	11,058
Goodwill	22,463	22,314
Intangible assets, net	3,656	3,271
Deferred income taxes	788	436
Other assets, net	4,090	4,273

Total assets	$131,700	$118,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055	$1,113
Accrued expenses and other current liabilities	3,708	3,378
Accrued compensation and benefits	5,671	4,611
Deferred revenue	4,019	2,704
Debt due within one year	25,000	14,500

Total current liabilities	40,453	26,306
Subordinated debt	3,154	3,185
Other non-current liabilities	5,747	5,451

Total liabilities	49,354	34,942

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,182,260 outstanding at December 31, 2012; 20,700,250 shares issued and 17,420,314 outstanding at March 31, 2013	207	207
Additional paid-in capital	64,806	62,300
Retained earnings	47,093	48,219
Treasury stock, at cost	(29,958)	(27,435)
Accumulated other comprehensive income	198	89

Total stockholders’ equity	82,346	83,380

Total liabilities and stockholders’ equity	$131,700	$118,322

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2013
Revenues
Payday loan fees	$29,319	$27,745
Automotive sales, interest and fees	6,407	3,628
Installment interest and fees	4,238	6,887
Other	4,270	3,935

Total revenues	44,234	42,195

Operating expenses
Salaries and benefits	9,458	9,429
Provision for losses	5,597	8,023
Occupancy	4,728	4,795
Cost of sales—automotive	3,178	2,180
Depreciation and amortization	567	563
Other	3,243	3,252

Total operating expenses	26,771	28,242

Gross profit	17,463	13,953
Regional expenses	3,083	3,102
Corporate expenses	5,615	5,812
Depreciation and amortization	541	453
Interest expense	1,020	456
Other expense (income), net	(951)	712

Income from continuing operations before income taxes	8,155	3,418
Provision for income taxes	3,123	1,400

Income from continuing operations	5,032	2,018
Loss from discontinued operations, net of income tax	103	5

Net income	$4,929	$2,013

Weighted average number of common shares outstanding:
Basic	17,142	17,330
Diluted	17,150	17,330
Earnings per share:
Basic
Continuing operations	$0.28	$0.11
Discontinued operations	—	—

Net income	$0.28	$0.11

Diluted
Continuing operations	$0.28	$0.11
Discontinued operations	—	—

Net income	$0.28	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2013
Net income	$4,929	$2,013
Other comprehensive income:
Reclassification adjustment for amounts included in net income related to derivative instrument	69	—
Foreign currency translation	128	(109)

Other comprehensive income before income taxes	5,126	1,904
Income tax expense related to items of other comprehensive income	—	—

Total comprehensive income	$5,126	$1,904

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

						Accumulated
			Additional			other	Total
	Outstanding	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	shares	stock	capital	earnings	stock	income (loss)	equity
Balance, December 31, 2012	17,182	$207	$64,806	$47,093	$(29,958)	$198	$82,346
Net income				2,013			2,013
Common stock repurchases	(101)				(344)		(344)
Dividends to stockholders				(887)			(887)
Issuance of restricted stock awards	339		(2,867)		2,867		—
Stock-based compensation expense			484				484
Tax impact of stock-based compensation			(123)				(123)
Foreign currency translation						(109)	(109)

Balance, March 31, 2013	17,420	$207	$62,300	$48,219	$(27,435)	$89	$83,380

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities
Net income	$4,929	$2,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159	1,016
Provision for losses	6,516	7,358
Deferred income taxes	1,071	56
Non-cash interest expense	349	118
Gain from non-cash adjustment to contingent consideration	(753)
Loss (gain) from foreign currency transaction	(221)	205
Gain on cash surrender value of life insurance	(308)	(183)
Loss (gain) on disposal of property and equipment	30	(15)
Stock-based compensation	612	484
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	6,200	5,678
Proceeds from sale of auto receivables		29
Prepaid expenses and other current assets	539	319
Inventory	348	(89)
Other assets	(7)	1
Accounts payable	498	(941)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(5,763)	(2,653)
Income taxes	1,003	2,095
Other non-current liabilities	275	(314)

Net operating	16,477	15,177

Cash flows from investing activities
Purchase of property and equipment	(1,020)	(524)
Changes in restricted cash	1,085	(1)
Other	2	61

Net investing	67	(464)

Cash flows from financing activities
Borrowings under credit facility	2,800	1,000
Payments on credit facility	(12,300)	(11,500)
Repayments of long-term debt	(3,750)
Dividends to stockholders	(893)	(887)
Repurchase of common stock	(551)	(344)

Net financing	(14,694)	(11,731)

Effect of exchange rate changes on cash and cash equivalents	29	(33)

Cash and cash equivalents
Net increase	1,879	2,949
At beginning of year	17,738	14,124

At end of period	$19,617	$17,073

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$502	$350
Income taxes	1,135	—

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC (ECA), QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 29-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of March 31, 2013, the Company operated 437 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In fourth quarter 2012, the Company decided it would close 38 underperforming branches during first half 2013. During first quarter 2013, the Company closed 33 of the 38 branches and expects to close the remaining five branches in second quarter 2013.

The Company began offering branch-based installment loans to customers in its Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, the Company introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of March 31, 2013, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the three months ended March 31, 2013 was approximately $643.

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

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of March 31, 2013, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the three months ended March 31, 2013 was approximately $10,051 and the average term of the loan was 33 months.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited financial statements of the Company, but does not include all disclosures required by US GAAP. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2013, and the results of operations and comprehensive income for the three months ended March 31, 2012 and 2013 and cash flows for the three months ended March 31, 2012 and 2013, in conformity with US GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

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

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2012 and March 31, 2013, the Company had inventory of used vehicles and automotive parts totaling $1.3 million and $1.4 million, respectively. Management has determined that a valuation allowance is not necessary as of December 31, 2012 and March 31, 2013.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday or title loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended
	March 31,
	2012	2013
Average amount of cash provided to customer	$380.34	$384.49
Average fee received by the Company	$57.94	$59.41
Average term of the loan (days)	17.8	17.9

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

The Company records a receivable in connection with the sale of an automobile or other vehicle at the face amount of the loan. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations. In December 2012, the Company sold approximately $16.1 million principal amount of its automobile loans receivable to an unaffiliated company. The Company received approximately $11.3 million in cash proceeds from the sale of automobile receivables and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. In addition, the Company transferred approximately $1.1 million in principal amount of automobile loans receivable to the unaffiliated company. In accordance with accounting guidance, these transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable have been classified as a secured borrowing in the Consolidated Balance Sheets. See additional information in Note 3.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $1.3 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of March 31, 2013, the allowance for payday loan losses includes a qualitative adjustment of approximately $636,000 related to the decision in 2012 to close 38 branches during first half 2013.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $344,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of March 31, 2013, the allowance for installment loan losses includes a qualitative adjustment of approximately $89,000 related to the decision in 2012 to close 38 branches during first half 2013.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using static pool analyses prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2012 and March 31, 2013, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended March 31,
	2012	2013
Cash received from sale of payday loan receivables	$115	$126

Note 2 – Accounting Developments

In February 2013, the Financial Accounting Standards Board (FASB) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 – Significant Business Transactions

Restructuring. In January 2013, the Company announced to its employees a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, the Company recorded approximately $298,000 in pre-tax charges associated with its decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. In first quarter 2013, the Company recorded $1.1 million in pre-tax charges associated with the restructuring plan. The charges included approximately $380,000 for lease terminations and other related occupancy costs and approximately $691,000 in severance and benefit costs for the workforce reduction. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $3.0 million to $3.5 million on an annual basis.

The following table summarizes the accrued costs associated with the restructuring and the activity related to those charges as of March 31, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Reductions	Balance at March 31, 2013
Lease and related occupancy costs	$54	$380	$(197)	$237
Severance		691	(691)
Other		1	(1)

Total	$54	$1,072	$(889)	$237

As of March 31, 2013, the balance of $237,000 for accrued costs associated with the restructuring plan is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment of the term loan under its credit agreement. The Company is subject to recourse provisions, which requires it to re-purchase certain automobile loans receivable in the event of a default. As of December 31, 2012 and March 31, 2013, the balance of the recourse liability was approximately $350,000 and $310,000, respectively.

With respect to the transfer of $17.2 million in automobile loans receivable, the Company treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income in December 2012. The Company was unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets have been classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable are classified as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2012, the balance of the collateralized receivables was $574,000, net of allowance for losses of $537,000. As of March 31, 2013, the balance of the collateralized receivables was $191,000, net of a loan loss provision of $179,000. The outstanding balance on the secured borrowing (which is included in Accrued Expenses and Other Liabilities) was $618,000 and $186,000 as of December 31, 2012 and March 31, 2013, respectively.

Note 4 – Fair Value Measurements

Fair Value Hierarchy Tables. The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. There were no recurring fair value measurements as of December 31, 2012 and March 31, 2013.

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

Note 5 – Discontinued Operations

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

Summarized financial information for discontinued operations during the three months ended March 31, 2012 and 2013 is presented below (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Total revenues	$2,763	$813
Operating expenses	2,929	811

Gross profit (loss)	(166)	2
Other, net	(2)	(10)

Loss before income taxes	(168)	(8)
Income tax benefit	65	3

Loss from discontinued operations	$(103)	$(5)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2013
Income available to common stockholders:
Income from continuing operations	$5,032	$2,018
Discontinued operations, net of income tax	(103)	(5)

Net income	$4,929	$2,013

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,142	17,330
Dilutive effect of stock options and unvested restricted stock	8

Weighted average diluted common shares outstanding	17,150	17,330

Basic earnings per share:
Continuing operations	$0.28	$0.11
Discontinued operations	—	—

Net income	$0.28	$0.11

Diluted earnings per share:
Continuing operations	$0.28	$0.11
Discontinued operations	—	—

Net income	$0.28	$0.11

Anti-dilutive securities. For the three months ended March 31, 2012 and March 31, 2013, options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2013
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$36,844	$3,628	$1,723	$42,195
Provision for losses	6,400	976	647	8,023
Other expenses	16,549	2,964	706	20,219

Gross profit (loss)	13,895	(312)	370	13,953
Other, net (a)	(8,902)	(1,033)	(600)	(10,535)

Income (loss) from continuing operations before income taxes	$4,993	$(1,345)	$(230)	$3,418

	Three Months Ended March 31, 2012
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$35,810	$6,407	$2,017	$44,234
Provision for losses	4,098	889	610	5,597
Other expenses	16,176	4,261	737	21,174

Gross profit	15,536	1,257	670	17,463
Other, net (a)	(9,203)	(644)	539	(9,308)

Income from continuing operations before income taxes	$6,333	$613	$1,209	$8,155

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $753,000 for the three months ended March 31, 2012, due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	March 31,
	2012	2013
Financial Services	$112,106	$96,045
Automotive	6,177	9,408
E-Lending	13,417	12,869

Balance, end of period	$131,700	$118,322

The operations of the Financial Services and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

	Payday
	and Title	Automotive	Installment
March 31, 2013:	Loans	Loans	Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$35,746	$2,537	$12,066	$1,638	$51,987
Less: allowance for losses	(1,575)	(651)	(2,514)	(375)	(5,115)

Loans, interest and fees receivable, net	$34,171	$1,886	$9,552	$1,263	$46,872

Non-current portion:
Total loans, interest and fees receivable	$—	$2,946	$1,806	$—	$4,752
Less: allowance for losses		(750)	(415)		(1,165)

Loans, interest and fees receivable, net	$—	$2,196	$1,391	$—	$3,587

	Payday
	and Title	Automotive	Installment
December 31, 2012:	Loans	Loans	Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$50,772	$1,386	$14,642	$1,656	$68,456
Less: allowance for losses	(3,211)	(629)	(2,997)	(400)	(7,237)

Loans, interest and fees receivable, net	$47,561	$757	$11,645	$1,256	$61,219

Non-current portion:
Total loans, interest and fees receivable	$—	$1,305	$2,114	$—	$3,419
Less: allowance for losses		(590)	(437)		(1,027)

Loans, interest and fees receivable, net	$—	$715	$1,677	$—	$2,392

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

The Company had $2.6 million in automotive loans receivable past due as of March 31, 2013 and approximately 15.7% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $402,000 on non-accrual status as of March 31, 2013. With respect to installment loans, the Company had approximately $3.8 million in installment loans receivable past due as of March 31, 2013 and approximately 34.9% of this amount was more than 60 days past due.

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

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Balance, beginning of period	$8,108	$8,264
Charge-offs	(16,498)	(17,873)
Recoveries	8,853	9,072
Provision for losses	6,082	6,817

Balance, end of period	$6,545	$6,280

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2013
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$3,211	$1,219	$3,435	$399	$8,264
Charge-offs (a)	(13,074)	(793)	(3,707)	(299)	(17,873)
Recoveries	8,284		740	48	9,072
Provision for losses	3,154	975	2,461	227	6,817

Balance, end of period	$1,575	$1,401	$2,929	$375	$6,280

The following table summarizes the activity in the allowance for loan losses by product type during the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Payday and Title Loans	Automotive Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,548	$4,200	$2,260	$100	$8,108
Charge-offs (a)	(12,057)	(1,330)	(2,986)	(126)	(16,499)
Recoveries	8,084		703	66	8,853
Provision for losses	3,245	890	1,828	120	6,083

Balance, end of period	$820	$3,760	$1,805	$160	$6,545

(a)	The charge-offs for automotive loans are net of recovered collateral.

Note 9 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Credit services fees	$1,808	$1,659
Check cashing fees	983	823
Title loan fees	672	358
Open-end credit fees	136	468
Other fees	671	627

Total	$4,270	$3,935

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2012	2013
Buildings	$3,262	$3,262
Leasehold improvements	18,400	18,440
Furniture and equipment	22,128	22,035
Land	512	512
Vehicles	1,047	1,049

	45,349	45,298
Less: Accumulated depreciation and amortization	(33,943)	(34,240)

Total	$11,406	$11,058

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2012, the balance of the deferred liability was approximately $270,000, of which $214,000 was classified as a non-current liability. As of March 31, 2013, the balance of the deferred liability was approximately $256,000 of which $200,000 is classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31,	March 31,
	2012	2013
Balance at beginning of year:
Goodwill	$23,958	$24,193
Accumulated impairment losses	—	(1,730)

	23,958	22,463
Changes:
Impairment	(1,730)
Effect of foreign currency translation	235	(149)

Balance at end of year:
Goodwill	24,193	24,044
Accumulated impairment losses	(1,730)	(1,730)

	$22,463	$22,314

Information concerning goodwill by reporting segment is as follows (in thousands):

	December 31, 2012	March 31, 2013
Financial Services	$15,684	$15,684
Automotive	672	672
E-Lending	6,107	5,958

Balance at end of year	$22,463	$22,314

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	March 31,
	2012	2013
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,669	1,669

	5,935	5,935
Non-amortized intangible assets:
Trade names	1,416	1,416

Gross carrying amount	7,351	7,351
Effect of foreign currency translation	102	(71)
Less: Accumulated amortization	(3,797)	(4,009)

Net intangible assets	$3,656	$3,271

Intangible assets at December 31, 2012 and March 31, 2013 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months ended March 31, 2012 and March 31, 2013 was approximately $387,000 and $293,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2012 is estimated to be $1.2 million for 2013, $861,000 for 2014 and $5,000 for 2015.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2012 and March 31, 2013 (in thousands):

	December 31,	March 31,
	2012	2013
Revolving credit facility	$25,000	$14,500

Total debt	25,000	14,500
Less: debt due within one year	(25,000)	(14,500)

Total non-current debt	$—	$—

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, the Company was not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the credit agreement. On November 7, 2012, the Company entered into an amendment to the credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. As of March 31, 2013, the Company was not in compliance with the minimum EBITDA covenant. On May 15, 2013, the Company entered into a second amendment to the credit agreement to reduce the minimum consolidated EBITDA requirement to $20 million for the first, second and third quarters of 2013, and then to $23 million for the fourth quarter of 2013 and thereafter.

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

In December 2012, the Company sold the majority of its automobile receivables and used the proceeds from the sale to pay down its term loan. In addition to scheduled repayments, the term loan contained mandatory principal prepayment provisions whereby the Company was required to reduce the outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio was greater than one, the Company was required to pay 75% of excess cash flow. If the leverage ratio fell below one, the mandatory payment was 50% of excess cash flow. Under the previous credit agreement, the Company made a $10.7 million principal payment on the term loan in April 2012, which was required under the mandatory prepayment provisions of the credit agreement.

Subordinated Debt. Under the credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2012 and March 31, 2013, the balance of the subordinated notes was approximately $3.2 million.

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

Cash Flow Hedge. The Company entered into an interest rate swap agreement during first quarter 2008 for $49 million of its outstanding debt as a cash flow hedge to interest rate fluctuations under its prior credit facility. The swap agreement was designated as a cash flow hedge, and effectively changed the floating rate interest obligation associated with the $50 million term loan into a fixed rate. Because the term debt associated with the swap was refinanced on September 30, 2011, the hedge no longer met the criteria for accounting of a cash flow hedge. On October 3, 2011, the Company terminated the swap agreement. In connection with the termination of the swap agreement, the Company paid a net cash settlement of approximately $343,000. The Company’s net loss on this transaction was deferred in accumulated other comprehensive income and is amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in December 2012. For the three months ended March 31, 2012, the Company has recorded interest expense totaling approximately $69,000 related to the termination of the swap. As of December 31, 2012, the net cash settlement of $343,000 was fully amortized into earnings.

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three months ended March 31, 2012 and 2013 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain Recognized in OCI
	Three Months Ended March 31,
	2012	2013
Interest rate swap:
Gain recognized in other comprehensive income	$—	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	69

Total	$69	$—

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 41.0% for the three months ended March 31, 2013 compared to 38.3% for the three months ended March 31, 2012.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $123,000 and $141,000 as of December 31, 2012 and March 31, 2013, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2013.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of March 31, 2013:

	Federal	State and Foreign
Statute remains open	2009-2012	2008-2012
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2012 and March 31, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.6 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. As of December 31, 2012 and March 31, 2013, the balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Allowance for loan losses
Balance, beginning of period	$90	$100
Charge-offs	(747)	(766)
Recoveries	263	224
Provision for losses	434	542

Balance, end of period	$40	$100

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2013, the Company had repurchased 5.8 million shares at a total cost of approximately $56.0 million, which leaves approximately $4.0 million that may yet be purchased under the current program, which expires on June 30, 2013.

Dividends. On February 5, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share per common share. The dividend was paid on March 14, 2013 to stockholders of record as of February 28, 2013. The amount of the dividend paid was approximately $887,000.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Employee stock-based compensation:
Stock options	$63	$17
Restricted stock awards	368	279

	431	296
Non-employee director stock-based compensation:
Restricted stock awards	181	188

Total	$612	$484

Stock Option Grants. The Company did not grant stock options during the three months ended March 31, 2013. As of March 31, 2013, the Company had 2.6 million stock options outstanding and exercisable with a weighted average exercise price of $9.86.

Restricted Stock. During first quarter 2013, the Company granted 55,020 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $188,000, which the Company recognized as stock-based compensation expense in the first quarter 2013.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2013 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2013	603,991	$4.55
Granted	55,020	3.41
Vested	(339,027)	4.43
Forfeited	(262)	4.39

Non-vested balance, March 31, 2013	319,722	$4.55

As of March 31, 2013, there was $1.3 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.5 years.

Other Long-Term Incentive Compensation. In 2012, the Company adopted a new Long-Term Incentive Plan, which covers all executive officers, other than the Chairman of the Board and the Vice Chairman of the Board. The annual long-term incentive awards (LTI Awards) are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

The Company granted Performance Units to various officers under the new Long-Term Incentive Plan during first quarter 2012 and first quarter 2013. The value of the Performance Units is based upon a performance measure established by our compensation committee. The performance measure for the 2012 grant is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. The performance measure for 2013 is the annual average return on assets for a three-year performance period (e.g., 2013 – 2015 at a targeted percentage return). Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of December 31, 2012 and March 31, 2013, the balance of the non-current liability for the Performance Units was approximately $242,000 and $344,000, respectively. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. For the three months ended March 31, 2012 and 2013, the Company recognized compensation expense of $83,000 and $102,000, respectively related to the Performance Units. As of March 31, 2013, the total unrecognized compensation costs related to the Performance Units was approximately $882,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.2 years.

In first quarter 2012 and first quarter 2013, the Company granted cash-based RSU’s to various officers under the new Long-Term Incentive Plan totaling 92,452 and 50,877, respectively. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of December 31, 2012 and March 31, 2013, the balance of the non-current liability for RSUs was approximately $101,000 and $138,000, respectively. For the three months ended March 31, 2012 and 2013, the Company recognized $34,000 and $39,000, respectively in compensation expense related to the RSUs. As of March 31, 2013, the total unrecognized compensation costs related to the RSUs was $325,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.2 years.

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

North Carolina. On February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005. The lawsuit alleges that the Company violated various North Carolina laws, including the North Carolina Consumer Finance Act, the North Carolina Check Cashers Act, the North Carolina Loan Brokers Act, the state unfair trade practices statute and the state usury statute, in connection with payday loans made by the bank to the two plaintiffs through the Company’s retail locations in North Carolina. The lawsuit alleges that the Company made the payday loans to the plaintiffs in violation of various state statutes, and that if the Company is not viewed as the “actual lenders or makers” of the payday loans, its services to the bank that made the loans violated various North Carolina statutes. Plaintiffs are seeking certification as a class, unspecified monetary damages, and treble damages and attorney fees under specified North Carolina statutes. Plaintiffs have not sued the bank in this matter and have specifically stated in the complaint that plaintiffs do not challenge the right of out-of-state banks to enter into loans with North Carolina residents at such rates as the bank’s home state may permit, all as authorized by North Carolina and federal law.

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling to the North Carolina Court of Appeals. It is expected that the court will issue a decision by June 2013.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 16%, 5%, respectively, of total revenues for the three months ended March 31, 2013. Company short-term lending branches located in the states of Missouri, California, Kansas, Illinois and New Mexico represented approximately 33%, 15%, 7%, 5% and 5%, respectively, of total gross profit for the three months ended March 31, 2013. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

Note 20 – Subsequent Events

Dividends. On April 25, 2013, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on June 4, 2013 to stockholders of record as of May 21, 2013. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, including particularly changes in Washington, South Carolina, Virginia, Illinois and Arizona, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection (CFPB), which was created by that Act, (3) uncertainties related to the examination process by the CFPB and the potential for indirect rulemaking through the examination process, (4) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (5) litigation or regulatory action directed towards us or the payday loan industry, (6) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (7) risks associated with the leverage of the Company, (8) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in our key management personnel, (10) integration risks and costs associated with acquisitions, including our recent Canadian acquisition, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.8% of our total revenues for the three months ended March 31, 2013. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 437 branches in 23 states at March 31, 2013. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of March 31, 2013, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the three months ended March 31, 2013 was approximately $643.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of March 31, 2013, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the three months ended March 31, 2013 was approximately $10,051 and the average term of the loan was 33 months.

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

	2008	2009	2010	2011	2012	March 31, 2013
Beginning branch locations	596	585	556	523	482	466
De novo branches opened during period	12	3	1	2	8	5
Acquired branches during period	1
Branches closed/sold during period (a)	(24)	(32)	(34)	(43)	(24)	(34)

Ending branch locations	585	556	523	482	466	437

(a)	In December 2012, we announced that we would close 38 branches during the first half of 2013. The branches closed during first quarter 2013 include 33 of these branches and the remaining five are expected to close during second quarter 2013. These 38 branches were included as part of discontinued operations beginning in 2012.

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

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

The following table sets forth our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	March 31,		March 31,
	2012	2013	2012	2013
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$29,319	$27,745	66.3%	65.8%
Automotive sales, interest and fees	6,407	3,628	14.5%	8.6%
Installment interest and fees	4,238	6,887	9.6%	16.3%
Other	4,270	3,935	9.6%	9.3%

Total revenues	44,234	42,195	100.0%	100.0%

Operating expenses
Salaries and benefits	9,458	9,429	21.4%	22.3%
Provision for losses	5,597	8,023	12.7%	19.0%
Occupancy	4,728	4,795	10.7%	11.4%
Cost of sales—automotive	3,178	2,180	7.2%	5.2%
Depreciation and amortization	567	563	1.3%	1.3%
Other	3,243	3,252	7.2%	7.7%

Total operating expenses	26,771	28,242	60.5%	66.9%

Gross profit	17,463	13,953	39.5%	33.1%
Regional expenses	3,083	3,102	7.0%	7.4%
Corporate expenses	5,615	5,812	12.7%	13.8%
Depreciation and amortization	541	453	1.2%	1.1%
Interest expense	1,020	456	2.3%	1.1%
Other expense (income), net	(951)	712	(2.1)%	1.6%

Income from continuing operations before income taxes	8,155	3,418	18.4%	8.1%
Provision for income taxes	3,123	1,400	7.0%	3.3%

Income from continuing operations	5,032	2,018	11.4%	4.8%
Loss from discontinued operations, net of income tax	103	5	0.2%	0.0%

Net income	$4,929	$2,013	11.2%	4.8%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Financial Services Branch Information:
Number of branches, beginning of period	482	466
De novo branches opened	2	5
Branches closed	(1)	(34)

Number of branches, end of period	483	437

Average number of branches open during period (excluding branches reported as discontinued operations)	424	431

Average revenue per branch (in thousands)	$84	$85
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$194,022	$181,198
Average loan (principal plus fee)	380.34	384.49
Average fees per loan	57.94	59.41
Average fee rate per $100	17.97	18.27

Installment Loans:
Installment loan volume (in thousands)	$6,901	$9,357
Average loan (principal)	567.22	642.83
Average term (days)	185	222

Automotive Loans:
Automotive loan volume (in thousands)	$5,042	$2,955
Average loan (principal)	9,984	10,051
Average term (months)	33	33
Locations, end of period	5	5

Income from Continuing Operations. For the three months ended March 31, 2013, income from continuing operations was $2.0 million compared to $5.0 million for the same period in 2012. A discussion of the various components of net income follows.

Revenues. The following table summarizes our revenues for three months ended March 31, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$29,319	$27,745	66.3%	65.8%
Automotive sales, interest and fees	6,407	3,628	14.5%	8.6%
Installment loan fees	4,238	6,887	9.6%	16.3%
Credit service fees	1,808	1,659	4.1%	3.9%
Check cashing fees	983	823	2.2%	2.0%
Title loan fees	672	358	1.5%	0.8%
Open-end credit fees	136	468	0.3%	1.1%
Other fees	671	627	1.5%	1.5%

Total	$44,234	$42,195	100.0%	100.0%

Revenues totaled $42.2 million in first quarter 2013 compared to $44.2 million in first quarter 2012, a decrease of $2.0 million or 4.5%. The decline is due to reduced sales in the automotive segment from reduced customer demand, partially offset by higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.8% of total revenues for the three months ended March 31, 2013. With respect to payday loan volume, we originated approximately $181.2 million in loans during first quarter 2013, which was a decline of 6.6% from the $194.0 million during first quarter 2012. This decline is primarily attributable to the decline in payday loan volume from our Financial Services segment resulting from, among other things, reduced pricing in Utah, migration to other company products and competition.

The average payday loan (including fee) totaled $384.49 in first quarter 2013 versus $380.34 during first quarter 2012. Average fees received from customers per loan increased from $57.94 in first quarter 2012 to $59.41 in 2013.

Revenues from installment loan fees totaled $6.9 million in first quarter 2013 compared to $4.2 million in the prior year’s first quarter, an increase of $2.7 million or 64.3%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from our automotive business totaled $3.6 million during first quarter 2013, a decrease of $2.8 million compared to the prior year’s first quarter. The decline in revenue during 2013 reflects reduced customer demand and lower interest and fees earned on a smaller loan portfolio balance as we sold the majority of our automobile loan receivables in December 2012. We sold 302 vehicles in first quarter 2013 compared to 516 in first quarter 2012.

Revenues from credit service fees, check cashing, title loans and other sources totaled $4.3 million and $3.9 million for the three months ended March 31, 2012 and 2013, respectively. The decline in revenues reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2013 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In 2013, we plan to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2013 over 2012. As a result of the sale of more than 90% of our automobile loans receivable in December 3012, our financing revenue for our Automotive segment will decline significantly in 2013 versus 2012.

Operating Expenses. Total operating expenses increased $1.4 million, from $26.8 million during first quarter 2012 to $28.2 million in first quarter 2013. Total operating costs, exclusive of loan losses, declined from $21.2 million during first quarter 2012 to $20.2 million in first quarter 2013. The decline was primarily attributable to lower automotive cost of sales associated with reduced car sales.

The provision for losses increased from $5.6 million in first quarter 2012 to $8.0 million during first quarter 2013. Our loss ratio was 12.7% in first quarter 2012 compared to 19.0% in first quarter 2013. We believe the higher loss ratio in first quarter 2013 is partially attributable to the delay in customer income tax refunds in 2013 versus 2012. Our charge-offs as a percentage of revenue were 42.2% during first quarter 2013 compared to 34.7% during first quarter 2012. Our collections as a percentage of charge-offs were 49.9% during first quarter 2013 compared to 53.4% during first quarter 2012. In addition, we received cash of approximately $126,000 from the sale of certain payday loan receivables during first quarter 2013 that had previously been written off compared to $115,000 during first quarter 2012.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended March 31, 2012 and 2013.

	Gross Profit (Loss)		Gross Margin %
Operating Segment	2012	2013	2012	2013
	(in thousands)
Financial Services	$15,536	$13,895	43.4%	37.7%
Automotive	1,257	(312)	19.6%	(8.6)%
E-Lending	670	370	33.2%	21.5%

Total	$17,463	$13,953	39.5%	33.1%

Gross profit declined by $3.5 million, or 20.0%, from $17.5 million in first quarter 2012 to $14.0 million in first quarter 2013. The decrease in gross profit quarter-to-quarter was primarily attributable to declines in our Financial Services segment and Automotive segment for the reasons noted above.

Regional and Corporate Expenses. Regional and corporate expenses increased from $8.7 million in first quarter 2012 to $8.9 million in first quarter 2013. The regional and corporate expenses for 2013 include approximately $445,000 in severance and related costs in connection with a restructuring necessitated by declining loan volumes over the past few years as a result of shifting customer demand, the sluggish economy, regulatory changes and increasing competition in the short-term credit industry.

Interest Expense. Interest expense declined by approximately $564,000 from $1.0 million during first quarter 2012 to $456,000 during first quarter 2013. The decline was a result of lower average debt balances.

Income Tax Provision. The effective income tax rate for the first quarter 2013 was 41.0% compared to 38.3% in the prior year’s first quarter. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings. We expect our effective tax rate for 2013 to be in the range of 38.0% to 40.0%.

Discontinued Operations. In 2012, we closed 20 branches that were not consolidated into nearby branches and we decided to close 38 branches during the first half of 2013. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2012 and 2013 is presented below (in thousands):

	Three Months Ended March 31,
	2012	2013
Total revenues	$2,763	$813
Operating expenses	2,929	811

Gross profit (loss)	(166)	2
Other, net	(2)	(10)

Loss before income taxes	(168)	(8)
Income tax benefit	65	3

Loss from discontinued operations	$(103)	$(5)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Cash flows provided by (used for):
Operating activities	$16,477	$15,177
Investing activities	67	(464)
Financing activities	(14,694)	(11,731)
Effect of exchange rate on cash and cash equivalents	29	(33)

Net increase in cash and cash equivalents	1,879	2,949
Cash and cash equivalents, beginning of year	17,738	14,124

Cash and cash equivalents, end of period	$19,617	$17,073

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

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, we were not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the credit agreement. On November 7, 2012, we entered into an amendment to the credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. As of March 31, 2013, we were not in compliance with the minimum EBITDA covenant. On May 15, 2013, we entered into a second amendment to the credit agreement to reduce the minimum consolidated EBITDA requirement to $20 million for the first, second and third quarters of 2013, and then to $23 million for the fourth quarter of 2013 and thereafter.

Throughout the last several years, the capital and credit markets have been volatile, with fluctuating receptivity to lending based on underlying macroeconomic factors. In addition, the industry in which we operate is subject to legislative and regulatory scrutiny that credit providers may find more challenging than other industries, thereby affecting availability and pricing of credit. If the capital and credit markets experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to fund our operations, refinance maturing debt or react to changing economic and business conditions.

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

Net cash provided by operating activities for the three months ended March 31, 2013 was $15.2 million compared to $16.5 million during three months ended March 31, 2012. The decline in net income period-to-period was offset by changes in working capital items, partly due to our recently introduced long-term installment product.

Investing activities for each period were as follows:

•

Net cash used by investing activities for the three months ended March 31, 2013 was $464,000 which included $524,000 for capital expenditures. The capital expenditures included $184,000 for technology and other furnishings at the corporate office.

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

Financing activities for each period were as follows:

•

Net cash used for financing activities for the three months ended March 31, 2013 was $11.7 million, which primarily consisted of $11.5 million in repayments of indebtedness under the revolving credit facility, $887,000 in dividend payments to stockholders and $344,000 for the repurchase of 101,000 shares of common stock. The term loan was repaid in full in the fourth quarter of 2012.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2013. Expected short-term uses of cash include funding of any increases in payday, installment and automotive loans, revolving debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, and financing of new branch expansion and small acquisitions, if any.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the revolving portion of the credit agreement was reduced from $45 million to $27 million when we entered into the credit agreement in 2011. Our balance under the credit facility was approximately $14.5 million as of March 31, 2013.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On April 25, 2013, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable June 4, 2013, to stockholders of record as of May 21, 2013, and the total amount of the dividend to be paid is approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2013, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.0 million, which leaves approximately $4.0 million that may yet be purchased under the current program, which expires June 30, 2013.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2013.

In response to changes in the overall market, over the past few years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 51 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditure related to discretionary renovation or relocation projects.

As of March 31, 2013, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. In general, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period based on the expected volume of monthly sales. As this business progresses, we will evaluate the capital requirements and the associated return on investment.

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

On September 30, 2011, we acquired Direct Credit. Historically, the operations of Direct Credit have generated sufficient cash flows to fund its growth. In connection with growth plans as a result of the acquisition, it is anticipated that Direct Credit may require capital to maximize market opportunities. Pursuant to the credit agreement, we may provide up to $3.0 million in working capital financing to support this growth. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of March 31, 2013, we offered these installment loan products to customers in approximately 200 branches. In 2013, we plan to offer these products to customers in additional states, to the extent permitted by state laws and regulations. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk. Our short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 16% and 5%, respectively, of total revenues for the three months ended March 31, 2013. Our short-term lending branches located in the states of Missouri, California, Kansas, Illinois and New Mexico represented approximately 33%, 15%, 7%, 5% and 5%, respectively, of total gross profit for the three months ended March 31, 2013. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively impacted revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provides for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. In 2012, our revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Prior to the change of the Illinois payday loan law, branches in Illinois accounted for more than 5% of our revenues and gross profit.

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

Similarly, our Automotive segment experiences seasonality as automobile sales peak during the first quarter of each year, primarily as a result of the receipt by customers of their income tax refunds, which are used as down payments for a vehicle. Automobile sales in the final three quarters are generally lower than the first quarter. In addition, vehicle acquisition costs tend to increase in the second half of the year as companies build inventories for the expected first quarter volumes. The decline in sales during first quarter 2013 in our Automotive segment is inconsistent with historical activity as it relates to seasonality of this business. We believe that broader economic and tax considerations discussed earlier affected the traditional peak in first quarter sales in the Automotive segment.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2012 and March 31, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.5 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. As of December 31, 2012 and March 31, 2013, the balance of the liability for estimated losses reported in accrued liabilities was $100,000. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended March 31,
	2012	2013
Allowance for loan losses
Balance, beginning of period	$90	$100
Charge-offs	(747)	(766)
Recoveries	263	224
Provision for losses	434	542

Balance, end of period	$40	$100

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have been no material developments in the first quarter 2013 in any cases material to the Company as reported in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2013.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	2,726	$3.45	—	$4,078,267
February 1 – February 28	98,247	3.41		4,078,267
March 1 – March 31				4,078,267

Total	100,973	$3.41	—	$4,078,267

(a)	Stock repurchase of 2,726 shares in January 2013 and 98,247 shares in February 2013 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On June 6, 2012, our board of directors extended our common stock repurchase program through June 30, 2013. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2013, we have repurchased 5.8 million shares at a total cost of approximately $56.0 million, which leaves approximately $4.0 million that may yet be purchased under the current program.

Item 6.	Exhibits

10.1	Second Amendment Agreement to Credit Agreement dated May 15, 2013, among QC Holdings, Inc., the Lenders named therein, and U.S. Bank National Association as agent and arranger.

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 15, 2013.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson Chief Financial Officer (Principal Financial and Accounting Officer)