Form 10-Q
period 2013-06-30
QC Holdings, Inc.
filed 2013-08-13
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2013:

Common Stock $0.01 per share par value – 17,391,346 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2013

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year 2013.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2012	2013
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$14,124	$14,166
Restricted cash	1,076	1,077
Loans receivable, less allowance for losses of $7,237 at December 31, 2012 and $6,679 at June 30, 2013	61,219	54,008
Inventory	1,341	1,665
Deferred income taxes	1,771	2,408
Prepaid expenses and other current assets	7,374	5,268

Total current assets	86,905	78,592
Non-current loans receivable, less allowance for losses of $1,027 at December 31, 2012 and $2,064 at June 30, 2013	2,392	4,469
Property and equipment, net	11,406	10,757
Goodwill	22,463	22,121
Intangible assets, net	3,656	2,950
Deferred income taxes	788	544
Other assets, net	4,090	4,248

Total assets	$131,700	$123,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055	$1,210
Accrued expenses and other current liabilities	3,708	2,898
Accrued compensation and benefits	5,671	5,258
Deferred revenue	4,019	3,092
Debt due within one year	25,000	20,050

Total current liabilities	40,453	32,508
Subordinated debt	3,154	3,217
Other non-current liabilities	5,747	5,153

Total liabilities	49,354	40,878

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,182,260 outstanding at December 31, 2012; 20,700,250 shares issued and 17,391,346 outstanding at June 30, 2013	207	207
Additional paid-in capital	64,806	62,536
Retained earnings	47,093	47,673
Treasury stock, at cost	(29,958)	(27,523)
Accumulated other comprehensive income (loss)	198	(90)

Total stockholders’ equity	82,346	82,803

Total liabilities and stockholders’ equity	$131,700	$123,681

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues
Payday loan fees	$28,227	$26,278	$57,546	$54,024
Automotive sales, interest and fees	5,752	4,031	12,159	7,659
Installment interest and fees	4,395	6,989	8,632	13,876
Other	3,778	3,398	8,049	7,332

Total revenues	42,152	40,696	86,386	82,891

Operating expenses
Salaries and benefits	9,389	9,033	18,847	18,462
Provision for losses	9,799	11,869	15,396	19,891
Occupancy	4,605	4,669	9,333	9,464
Cost of sales—automotive	2,760	2,311	5,938	4,491
Depreciation and amortization	547	545	1,114	1,108
Other	3,040	3,141	6,284	6,393

Total operating expenses	30,140	31,568	56,912	59,809

Gross profit	12,012	9,128	29,474	23,082
Regional expenses	3,149	2,447	6,232	5,549
Corporate expenses	4,397	4,624	10,012	10,436
Depreciation and amortization	490	450	1,031	904
Interest expense	895	397	1,915	853
Other expense (income), net	(222)	573	(1,173)	1,285

Income from continuing operations before income taxes	3,303	637	11,457	4,055
Provision for income taxes	1,116	271	4,238	1,671

Income from continuing operations	2,187	366	7,219	2,384
Loss from discontinued operations, net of income tax	459	25	562	30

Net income	$1,728	$341	$6,657	$2,354

Weighted average number of common shares outstanding:
Basic	17,183	17,410	17,163	17,370
Diluted	17,243	17,410	17,185	17,370
Earnings per share:
Basic
Continuing operations	$0.12	$0.02	$0.40	$0.13
Discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.10	$0.02	$0.37	$0.13

Diluted
Continuing operations	$0.12	$0.02	$0.40	$0.13
Discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.10	$0.02	$0.37	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net income	$1,728	$341	$6,657	$2,354
Other comprehensive income, net of tax:
Reclassification adjustment for amounts included in net income related to derivative instrument	68		137
Foreign currency translation	(116)	(179)	12	(288)

Total comprehensive income	$1,680	$162	$6,806	$2,066

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

						Accumulated
			Additional			other	Total
	Outstanding	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	shares	stock	capital	earnings	stock	income (loss)	equity
Balance, December 31, 2012	17,182	$207	$64,806	$47,093	$(29,958)	$198	$82,346
Net income				2,354			2,354
Common stock repurchases	(130)				(432)		(432)
Dividends to stockholders				(1,774)			(1,774)
Issuance of restricted stock awards	339		(2,867)		2,867		—
Stock-based compensation expense			720				720
Tax impact of stock-based compensation			(123)				(123)
Foreign currency translation						(288)	(288)

Balance, June 30, 2013	17,391	$207	$62,536	$47,673	$(27,523)	$(90)	$82,803

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities
Net income	$6,657	$2,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,236	2,012
Provision for losses	17,329	19,086
Deferred income taxes	543	(356)
Non-cash interest expense	707	245
Gain from non-cash adjustment to contingent consideration	(1,125)
Loss (gain) from foreign currency transaction	(84)	437
Gain on cash surrender value of life insurance	(163)	(161)
Loss (gain) on disposal of property and equipment	146	(51)
Loss from sale of auto receivables		900
Gain on settlement of life insurance policy	(739)
Stock-based compensation	983	720
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(13,149)	(14,384)
Proceeds from sale of auto receivables		123
Prepaid expenses and other current assets	317	349
Inventory	303	(325)
Other assets	12	3
Accounts payable	398	(843)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(5,465)	(2,806)
Income taxes	71	1,642
Other non-current liabilities	360	(630)

Net operating	9,337	8,315

Cash flows from investing activities
Purchase of property and equipment	(1,611)	(1,057)
Proceeds from settlement of life insurance policy	739
Proceeds from sale of property and equipment		115
Changes in restricted cash	1,084	(1)
Other	3	—

Net investing	215	(943)

Cash flows from financing activities
Borrowings under credit facility	22,550	8,300
Payments on credit facility	(15,800)	(13,250)
Repayments of long-term debt	(17,151)
Payments for debt issue costs		(81)
Dividends to stockholders	(1,783)	(1,774)
Repurchase of common stock	(791)	(432)

Net financing	(12,975)	(7,237)

Effect of exchange rate changes on cash and cash equivalents	11	(93)

Cash and cash equivalents
Net increase (decrease)	(3,412)	42
At beginning of year	17,738	14,124

At end of period	$14,326	$14,166

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,109	$594
Income taxes	3,432	373

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of June 30, 2013, the Company operated 432 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In fourth quarter 2012, the Company decided it would close 38 underperforming branches during first half 2013. The Company closed 33 of these branches during first quarter 2013 and closed the remaining five branches during second quarter 2013.

The Company began offering branch-based installment loans to customers in its Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, the Company introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of June 30, 2013, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the six months ended June 30, 2013 was approximately $656.

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

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In January 2009, the Company purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, the Company opened a service center to provide reconditioning services on its inventory of vehicles and repair services for its customers. As of June 30, 2013, the Company operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the six months ended June 30, 2013 was approximately $9,895 and the average term of the loan was 33 months.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2013, and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2013 and cash flows for the six months ended June 30, 2012 and 2013, in conformity with US GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

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

Inventory. Inventory primarily consists of vehicles acquired from auctions and trade-ins. Vehicle transportation and reconditioning costs are capitalized as a component of inventory. The cost of vehicle inventory is determined on the specific identification method. Vehicle inventories are stated at the lower of cost or market. Valuation allowances are established when the inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. As of December 31, 2012 and June 30, 2013, the Company had inventory of used vehicles and automotive parts totaling $1.3 million and $1.7 million, respectively. Management has determined that a valuation allowance is not necessary as of December 31, 2012 and June 30, 2013.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday or title loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Average amount of cash provided to customer	$321.55	$324.83	$321.97	$324.95
Average fee received by the Company	$57.29	$58.97	$57.61	$59.19
Average term of the loan (days)	18.0	17.9	17.9	17.9

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

The Company records a receivable in connection with the sale of an automobile or other vehicle at the face amount of the loan. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations. In December 2012, the Company sold approximately $16.1 million principal amount of its automobile loans receivable to an unaffiliated company. The Company received approximately $11.3 million in cash proceeds from the sale of automobile receivables and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income. In addition, the Company transferred approximately $1.1 million in principal amount of automobile loans receivable to the unaffiliated company. In accordance with accounting guidance, these transferred assets were classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable were classified as a secured borrowing in the Consolidated Balance Sheets. See additional information in Note 3.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $1.3 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of June 30, 2013, the allowance for payday loan losses includes a qualitative adjustment of approximately $120,000 related to the decision in 2012 to close 38 branches during first half 2013.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $344,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of June 30, 2013, the allowance for installment loan losses includes a qualitative adjustment of approximately $26,000 related to the decision in 2012 to close 38 branches during first half 2013.

The allowance calculation for auto loans is determined on an aggregate basis and is based upon the Company’s review of the loan portfolio by period of origination, industry loss experience and qualitative factors, with consideration given to changes in loan characteristics, delinquency levels, collateral values and other general economic conditions. This estimate of probable losses is primarily determined using a rolling aging analysis prepared for various segments of the portfolio using estimated loss experience, adjusted for consideration of any current economic factors. As of December 31, 2012 and June 30, 2013, the Company reviewed various qualitative factors with respect to its automotive loans receivable and determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Cash received from sale of payday loan receivables	$164	$152	$280	$278

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

Note 3 – Significant Business Transactions

Restructuring. In January 2013, the Company announced to its employees a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, the Company recorded approximately $298,000 in pre-tax charges associated with its decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. The Company recorded approximately $1.2 million in pre-tax charges during six months ended June 30, 2013, associated with the restructuring plan. The charges included approximately $394,000 for lease terminations and other related occupancy costs and approximately $818,000 in severance and benefit costs for the workforce reduction. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $2.5 million to $3.0 million on an annual basis.

The following table summarizes the accrued costs associated with the restructuring and the activity related to those charges as of June 30, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Reductions	Balance at June 30, 2013
Lease and related occupancy costs	$54	$394	$(377)	$71
Severance		818	(818)

Total	$54	$1,212	$(1,195)	$71

As of June 30, 2013, the balance of $71,000 for accrued costs associated with the restructuring plan is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment of the term loan under its credit agreement. The Company was subject to recourse provisions, which required it to repurchase certain automobile loans receivable in the event of a default. The recourse period ended on May 9, 2013. As of December 31, 2012 and March 31, 2013, the balance of the recourse liability was approximately $350,000 and $0, respectively. During the six months ended June 30, 2013, the Company recorded a loss of approximately $522,000 as a result of the recourse provisions.

With respect to the transfer of $17.2 million in automobile loans receivable, the Company treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale in the other income component of the Consolidated Statements of Income in December 2012. The Company was unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets were classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable were classified as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2012, the balance of the collateralized receivables was $574,000, net of allowance for losses of $537,000. As of December 31, 2012 and March 31, 2013, the outstanding balance on the secured borrowing (which is included in Accrued Expenses and Other Liabilities) was $618,000 and $0, respectively. At the end of the recourse period, approximately $156,000 of the collateralized receivables was retained by the third party to satisfy the secured borrowing and the Company recorded an additional loss for this amount.

Note 4 – Fair Value Measurements

Fair Value Hierarchy Tables. The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. There were no recurring fair value measurements as of December 31, 2012 and June 30, 2013.

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

Summarized financial information for discontinued operations during the three and six months ended June 30, 2012 and 2013 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Total revenues	$2,439	$71	$5,202	$885
Operating expenses	3,070	112	6,000	923

Gross loss	(631)	(41)	(798)	(38)
Other, net	(116)		(117)	(11)

Loss before income taxes	(747)	(41)	(915)	(49)
Income tax benefit	288	16	353	19

Loss from discontinued operations	$(459)	$(25)	$(562)	$(30)

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Income available to common stockholders:
Income from continuing operations	$2,187	$366	$7,219	$2,384
Discontinued operations, net of income tax	(459)	(25)	(562)	(30)

Net income	$1,728	$341	$6,657	$2,354

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,183	17,410	17,163	17,370
Dilutive effect of stock options and unvested restricted stock	60		22

Weighted average diluted common shares outstanding	17,243	17,410	17,185	17,370

Basic earnings per share:
Continuing operations	$0.12	$0.02	$0.40	$0.13
Discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.10	$0.02	$0.37	$0.13

Diluted earnings per share:
Continuing operations	$0.12	$0.02	$0.40	$0.13
Discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.10	$0.02	$0.37	$0.13

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2012 and 2013, because they were anti-dilutive.

Note 7 – Segment Information

The Company’s operating business units offer various financial services and sell used vehicles and earn finance charges from the related vehicle financing contracts. The Company has elected to organize and report on these business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The Automotive segment consists of the buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2013
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$35,002	$4,031	$1,663	$40,696
Provision for losses	10,357	1,057	455	11,869
Other expenses	15,848	3,102	749	19,699

Gross profit (loss)	8,797	(128)	459	9,128
Other, net (a)	(7,163)	(686)	(642)	(8,491)

Income (loss) from continuing operations before income taxes	$1,634	$(814)	$(183)	$637

	Three Months Ended June 30, 2012
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$34,421	$5,752	$1,979	$42,152
Provision for losses	7,672	1,570	557	9,799
Other expenses	15,670	3,870	801	20,341

Gross profit	11,079	312	621	12,012
Other, net (a)	(8,180)	(340)	(189)	(8,709)

Income (loss) from continuing operations before income taxes	$2,899	$(28)	$432	$3,303

	Six Months Ended June 30, 2013
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$71,846	$7,659	$3,386	$82,891
Provision for losses	16,756	2,032	1,103	19,891
Other expenses	32,397	6,067	1,454	39,918

Gross profit (loss)	22,693	(440)	829	23,082
Other, net (a)	(16,254)	(1,531)	(1,242)	(19,027)

Income (loss) from continuing operations before income taxes	$6,439	$(1,971)	$(413)	$4,055

	Six Months Ended June 30, 2012
	Financial			Consolidated
	Services	Automotive	E-Lending	Total
Total revenues	$70,231	$12,159	$3,996	$86,386
Provision for losses	11,769	2,460	1,167	15,396
Other expenses	31,847	8,131	1,538	41,516

Gross profit	26,615	1,568	1,291	29,474
Other, net (a)	(17,508)	(859)	350	(18,017)

Income from continuing operations before income taxes	$9,107	$709	$1,641	$11,457

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $379,000 and $1.1 million for the three and six months ended June 30, 2012, respectively, due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	June 30,
	2012	2013
Financial Services	$112,106	$99,677
Automotive	6,177	11,414
E-Lending	13,417	12,590

Balance, end of period	$131,700	$123,681

The operations of the Financial Services and Automotive segments are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

	Payday
	and Title	Automotive	Installment
June 30, 2013:	Loans	Loans	Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$39,851	$3,944	$14,568	$2,324	$60,687
Less: allowance for losses	(1,777)	(1,340)	(3,082)	(480)	(6,679)

Loans, interest and fees receivable, net	$38,074	$2,604	$11,486	$1,844	$54,008

Non-current portion:
Total loans, interest and fees receivable	$—	$4,456	$2,077	$—	$6,533
Less: allowance for losses		(1,510)	(554)		(2,064)

Loans, interest and fees receivable, net	$—	$2,946	$1,523	$—	$4,469

	Payday
	and Title	Automotive	Installment
December 31, 2012:	Loans	Loans	Loans	Other	Total
Current portion:
Total loans, interest and fees receivable	$50,772	$1,386	$14,642	$1,656	$68,456
Less: allowance for losses	(3,211)	(629)	(2,997)	(400)	(7,237)

Loans, interest and fees receivable, net	$47,561	$757	$11,645	$1,256	$61,219

Non-current portion:
Total loans, interest and fees receivable	$—	$1,305	$2,114	$—	$3,419
Less: allowance for losses		(590)	(437)		(1,027)

Loans, interest and fees receivable, net	$—	$715	$1,677	$—	$2,392

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

The Company had $4.1 million in automotive loans receivable past due as of June 30, 2013 and approximately 36.4% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $1.5 million on non-accrual status as of June 30, 2013. With respect to installment loans, the Company had approximately $4.4 million in installment loans receivable past due as of June 30, 2013 and approximately 30.8% of this amount was more than 60 days past due.

The Company had $2.0 million in automotive loans receivable past due as of December 31, 2012 and approximately 28.6% of this amount was more than 60 days past due. In addition, the Company had automotive loans receivable totaling $571,000 on non-accrual status as of December 31, 2012. With respect to installment loans, the Company had approximately $3.9 million in installment loans receivable past due as of December 31, 2012 and approximately 21.4% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2012	2013	2012	2013
Balance, beginning of period	$6,545	$6,280	$8,108	$8,264
Charge-offs	(15,600)	(15,765)	(32,098)	(33,637)
Recoveries	6,746	7,134	15,599	16,207
Provision for losses	10,247	11,094	16,329	17,909

Balance, end of period	$7,938	$8,743	$7,938	$8,743

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30, 2013
	Payday
	and Title	Automotive	Installment
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,575	$1,401	$2,929	$375	$6,280
Charge-offs (a)	(12,182)	392	(3,718)	(257)	(15,765)
Recoveries	6,549	—	536	49	7,134
Provision for losses	5,835	1,057	3,889	313	11,094

Balance, end of period	$1,777	$2,850	$3,636	$480	$8,743

	Six Months Ended June 30, 2013
	Payday
	and Title	Automotive	Installment
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$3,211	$1,219	$3,435	$399	$8,264
Charge-offs (a)	(25,256)	(401)	(7,425)	(555)	(33,637)
Recoveries	14,833	—	1,276	98	16,207
Provision for losses	8,989	2,032	6,350	538	17,909

Balance, end of period	$1,777	$2,850	$3,636	$480	$8,743

	Three Months Ended June 30, 2012
	Payday
	and Title	Automotive	Installment
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$820	$3,760	$1,805	$160	$6,545
Charge-offs (a)	(11,901)	(981)	(2,507)	(211)	(15,600)
Recoveries	6,277	—	409	60	6,746
Provision for losses	6,083	1,571	2,362	231	10,247

Balance, end of period	$1,279	$4,350	$2,069	$240	$7,938

	Six Months Ended June 30, 2012
	Payday
	and Title	Automotive	Installment
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,548	$4,200	$2,260	$100	$8,108
Charge-offs (a)	(23,958)	(2,311)	(5,493)	(336)	(32,098)
Recoveries	14,361	—	1,112	126	15,599
Provision for losses	9,328	2,461	4,190	350	16,329

Balance, end of period	$1,279	$4,350	$2,069	$240	$7,938

(a)	The charge-offs for automotive loans are net of recovered collateral.

Note 9 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Credit services fees	$1,547	$1,410	$3,355	$3,069
Check cashing fees	753	681	1,736	1,504
Title loan fees	697	190	1,370	548
Open-end credit fees	196	534	333	1,003
Other fees	585	583	1,255	1,208

Total	$3,778	$3,398	$8,049	$7,332

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Buildings	$3,262	$3,262
Leasehold improvements	18,400	18,492
Furniture and equipment	22,128	22,362
Land	512	512
Vehicles	1,047	992

	45,349	45,620
Less: Accumulated depreciation and amortization	(33,943)	(34,863)

Total	$11,406	$10,757

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2012, the balance of the deferred liability was approximately $270,000, of which $214,000 was classified as a non-current liability. As of June 30, 2013, the balance of the deferred liability was approximately $242,000 of which $186,000 is classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	December 31,	June 30,
	2012	2013
Balance at beginning of year:
Goodwill	$23,958	$24,193
Accumulated impairment losses	—	(1,730)

	23,958	22,463
Changes:
Impairment	(1,730)
Effect of foreign currency translation	235	(342)

Balance at end of period:
Goodwill	24,193	23,851
Accumulated impairment losses	(1,730)	(1,730)

	$22,463	$22,121

Information concerning goodwill by reporting segment is as follows (in thousands):

	December 31,	June 30,
	2012	2013
Financial Services	$15,684	$15,684
Automotive	672	672
E-Lending	6,107	5,765

Balance at end of period	$22,463	$22,121

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	June 30,
	2012	2013
Amortized intangible assets:
Customer relationships	$3,173	$3,173
Non-compete agreements	1,093	1,093
Debt issue costs	1,669	1,750

	5,935	6,016
Non-amortized intangible assets:
Trade names	1,416	1,416

Gross carrying amount	7,351	7,432
Effect of foreign currency translation	102	(154)
Less: Accumulated amortization	(3,797)	(4,328)

Net intangible assets	$3,656	$2,950

Intangible assets at December 31, 2012 and June 30, 2013 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months and six months ended June 30, 2013 was approximately $289,000 and $582,000 respectively. Amortization of intangible assets for the three months and six months ended June 30, 2012 was approximately $401,000 and $810,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2012 is estimated to be $1.2 million for 2013, $861,000 for 2014 and $5,000 for 2015.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2012 and June 30, 2013 (in thousands):

	December 31,	June 30,
	2012	2013
Revolving credit facility	$25,000	$20,050

Total debt	25,000	20,050
Less: debt due within one year	(25,000)	(20,050)

Total non-current debt	$—	$—

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2012, the Company was not in compliance with certain financial covenants (minimum consolidated EBITDA and fixed charge coverage ratio) as set forth in the credit agreement. On November 7, 2012, the Company entered into an amendment to the credit agreement to (i) permanently reduce the minimum consolidated EBITDA requirement through the term of the facility; (ii) reduce the fixed charge coverage ratio requirement for each of the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013; and (iii) allow for the sale of automobile receivables of the company, subject to approval of terms by the lenders, provided proceeds are used to reduce the outstanding balance of the term loan. As of March 31, 2013, the Company was not in compliance with the minimum EBITDA covenant. On May 15, 2013, the Company entered into a second amendment to the credit agreement to reduce the minimum consolidated EBITDA requirement to $20 million for the first, second and third quarters of 2013, and then to $23 million for the fourth quarter of 2013 and thereafter. As of June 30, 2013, the Company is in compliance with all debt covenants.

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

Subordinated Debt. Under the credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2012 and June 30, 2013, the balance of the subordinated notes was approximately $3.2 million.

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

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three and six months ended June 30, 2012 and 2013 (in thousands).

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
Derivatives Designated as Hedging	June 30,		June 30,
Instruments under ASC Topic 815	2012	2013	2012	2013
Cash flow hedges:
Loss recognized in other comprehensive income	$—	$—	$—	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	68		137

Total	$68	$—	$137	$—

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 41.2% for the six months ended June 30, 2013 compared to 37.0% for the six months ended June 30, 2012.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $123,000 and $159,000 as of December 31, 2012 and June 30, 2013, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2013.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of June 30, 2013:

	Federal	State and Foreign
Statute remains open	2009-2011	2008-2011
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a Credit Services Organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2012 and June 30, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. As of December 31, 2012 and June 30, 2013, the balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 and $160,000, respectively.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Allowance for loan losses
Balance, beginning of period	$40	$100	$90	$100
Charge-offs	(767)	(676)	(1,514)	(1,444)
Recoveries	221	105	484	327
Provision for losses	566	631	1,000	1,177

Balance, end of period	$60	$160	$60	$160

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2013, the Company had repurchased 5.7 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires on June 30, 2015.

Dividends. On April 25, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share per common share. The dividend was paid on June 4, 2013 to stockholders of record as of May 21, 2013. The amount of the dividend paid was approximately $887,000.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Employee stock-based compensation:
Stock options	$50	$—	$113	$17
Restricted stock awards	321	236	689	515

	371	236	802	532
Non-employee director stock-based compensation:
Restricted stock awards			181	188

Total	$371	$236	$983	$720

Stock Option Grants. The Company did not grant stock options during the six months ended June 30, 2013. As of June 30, 2013, the Company had 2.6 million stock options outstanding and exercisable with a weighted average exercise price of $9.85.

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2013 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2013	603,991	$4.55
Granted	55,020	3.41
Vested	(339,027)	4.43
Forfeited	(262)	4.39

Non-vested balance, June 30, 2013	319,722	$4.49

As of June 30, 2013, there was $1.0 million of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.2 years.

Other Long-Term Incentive Compensation. In 2012, the Company adopted a new Long-Term Incentive Plan (LTIP), which covers all executive officers, other than the Chairman of the Board and the Vice Chairman of the Board. The annual LTIP awards are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

The Company granted Performance Units to various officers under the new LTIP during first quarter 2012 and first quarter 2013. The value of the Performance Units is based upon a performance measure established by our compensation committee. The performance measure for the 2012 grant is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. The performance measure for 2013 is the annual average return on assets for a three-year performance period (e.g., 2013 – 2015 at a targeted percentage return). Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of December 31, 2012 and June 30, 2013, the balance of the non-current liability for the Performance Units was approximately $242,000 and $83,000, respectively. During second quarter 2013, the liability for the 2012 grant was reduced to $0 as the Company believes the performance measures required for the 2012 grant will not be met. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of June 30, 2013, the total unrecognized compensation costs related to the Performance Units was approximately $417,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.5 years.

In first quarter 2012 and first quarter 2013, the Company granted cash-based RSU’s to various officers under the new LTIP totaling 92,452 and 50,877, respectively. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of December 31, 2012 and June 30, 2013, the balance of the non-current liability for RSUs was approximately $101,000 and $156,000, respectively. As of June 30, 2013, the total unrecognized compensation costs related to the RSUs was $253,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.9 years.

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Performance Units	$84	$(261)	$167	$(159)
RSU’s	33	18	67	55

Total	$117	$(243)	$234	$(104)

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling to the North Carolina Court of Appeals. It is expected that the court will issue a decision by the end of third quarter 2013.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against the Company. Settlements in each of the three companion cases were reached by the end of 2010; however, the settlements do not provide reasonable guidance on settlements in the Company’s case.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 15%, 5%, respectively, of total revenues for the six months ended June 30, 2013. Company short-term lending branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 33%, 15%, 7%, 5% and 5%, respectively, of total gross profit for the six months ended June 30, 2013. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

Note 20 – Subsequent Events

Dividends. On July 30, 2013, the Company’s board of directors declared a quarterly dividend of $0.05 per common share. The dividend is payable on September 5, 2013 to stockholders of record as of August 22, 2013. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection (CFPB), which was created by that Act, (3) uncertainties related to the examination process by the CFPB and the potential for indirect rulemaking through the examination process, (4) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (5) litigation or regulatory action directed towards us or the payday loan industry, (6) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (7) risks associated with the leverage of the Company, (8) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in our key management personnel, (10) integration risks and costs associated with acquisitions, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.2% of our total revenues for the six months ended June 30, 2013. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. We operated 432 branches in 23 states at June 30, 2013. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of June 30, 2013, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the six months ended June 30, 2013 was approximately $656.

In Texas, through one of our subsidiaries, we operate as a credit service organization (CSO) on behalf of consumers in accordance with Texas laws. We charge the consumer a CSO fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In January 2009, we purchased two buy here, pay here locations in Missouri for approximately $4.2 million. In May 2009, we opened a service center to provide reconditioning services on our inventory of vehicles and repair services for our customers. As of June 30, 2013, we operated five buy here, pay here lots, which are located in Missouri and Kansas. These locations sell used vehicles and earn finance charges from the related vehicle financing contracts. The average principal amount for buy here, pay here loans originated during the six months ended June 30, 2013 was approximately $9,895 and the average term of the loan was 33 months.

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

We have elected to organize and report on our business units as three operating segments (Financial Services, Automotive and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The Automotive segment consists of our buy here, pay here operations. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

Our expenses primarily relate to the operations of our branch network and automotive locations. The most significant expenses include salaries and benefits for our branch employees, provisions for losses, cost of sales, occupancy expense for our leased real estate and public affairs expenditures. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

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

						June 30,
	2008	2009	2010	2011	2012	2013
Beginning branch locations	596	585	556	523	482	466
De novo branches opened during period	12	3	1	2	8	5
Acquired branches during period	1
Branches closed/sold during period	(24)	(32)	(34)	(43)	(24)	(39)

Ending branch locations	585	556	523	482	466	432

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

Historically, the Automotive segment has been funded from our operations. We are, however, evaluating a forward flow arrangement whereby sales of automobiles are funded directly by a third-party lender as well as discussing bulk sales with third parties similar to the December 2012 transaction. We will evaluate any changes related to the Automotive segment in the context of our overall capital strategy.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. We believe we can benefit from Direct credit’s extensive online experience and knowledge as we develop an Internet-based lending platform in the United States. A viable U.S. Internet presence will help us further diversify our revenue base and offer our customers another financing alternative.

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

•

During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states have generated modest profits but will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products.

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. We expect that revenues and gross profit in Illinois for 2013 will improve over 2012, but will not return to levels experienced prior to the change in law.

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

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

The following table sets forth our results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$28,227	$26,278	67.0%	64.6%
Automotive sales, interest and fees	5,752	4,031	13.6%	9.9%
Installment interest and fees	4,395	6,989	10.4%	17.2%
Other	3,778	3,398	9.0%	8.3%

Total revenues	42,152	40,696	100.0%	100.0%

Operating expenses
Salaries and benefits	9,389	9,033	22.3%	22.2%
Provision for losses	9,799	11,869	23.2%	29.2%
Occupancy	4,605	4,669	10.9%	11.5%
Cost of sales—automotive	2,760	2,311	6.5%	5.7%
Depreciation and amortization	547	545	1.3%	1.3%
Other	3,040	3,141	7.2%	7.7%

Total operating expenses	30,140	31,568	71.4%	77.6%

Gross profit	12,012	9,128	28.6%	22.4%
Regional expenses	3,149	2,447	7.5%	6.0%
Corporate expenses	4,397	4,624	10.4%	11.4%
Depreciation and amortization	490	450	1.2%	1.1%
Interest expense	895	397	2.1%	1.0%
Other expense (income), net	(222)	573	(0.5)%	1.3%

Income from continuing operations before income taxes	3,303	637	7.9%	1.6%
Provision for income taxes	1,116	271	2.6%	0.7%

Income from continuing operations	2,187	366	5.3%	0.9%
Loss from discontinued operations, net of income tax	459	25	1.1%	0.1%

Net income	$1,728	$341	4.2%	0.8%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2012 and 2013:

	Three Months Ended
	June 30,
	2012	2013
Financial Services Branch Information:
Number of branches, beginning of period	483	437
De novo branches opened	2
Branches scheduled to close	(17)
Branches closed	(2)	(5)

Number of branches, end of period	466	432

Average number of branches open during period (excluding branches reported as discontinued operations)	426	432

Average revenue per branch (in thousands)	$81	$81
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$195,662	$180,232
Average loan (principal plus fee)	378.84	383.80
Average fees per loan	57.29	58.97
Average fee rate per $100	17.82	18.16
Installment Loans:
Installment loan volume (in thousands)	$9,573	$13,058
Average loan (principal)	479.72	665.24
Average term (days)	187	228
Automotive Loans:
Automotive loan volume (in thousands)	$4,392	$3,031
Average loan (principal)	10,457	9,747
Average term (months)	34	32
Locations, end of period	5	5

Income from Continuing Operations. For the three months ended June 30, 2013, income from continuing operations was $366,000 compared to $2.2 million for the same period in 2012. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for three months ended June 30, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$28,227	$26,278	67.0%	64.6%
Automotive sales, interest and fees	5,752	4,031	13.6%	9.9%
Installment loan fees	4,395	6,989	10.4%	17.2%
Credit service fees	1,547	1,410	3.7%	3.5%
Check cashing fees	753	681	1.8%	1.7%
Title loan fees	697	190	1.7%	0.5%
Open-end credit fees	196	534	0.5%	1.3%
Other fees	585	583	1.3%	1.3%

Total	$42,152	$40,696	100.0%	100.0%

Revenues totaled $40.7 million in second quarter 2013 compared to $42.2 million in second quarter 2012, a decrease of $1.5 million or 3.6%. The decline is due to lower sales in the automotive segment and reduced payday loan fees. These declines, resulting from reduced customer demand and increased competition, were partially offset by higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012.

Revenues from our payday loan product represent our largest source of revenues and were approximately 64.6% of total revenues for the three months ended June 30, 2013. With respect to payday loan volume, we originated approximately $180.2 million in loans during second quarter 2013, which was a decline of 7.9% from the $195.7 million during second quarter 2012. This decline is primarily attributable to the decline in payday loan volume from our Financial Services segment resulting from, among other things, the slow economic recovery, migration to other company products and competition.

The average payday loan (including fee) totaled $383.80 in second quarter 2013 versus $378.84 during second quarter 2012. Average fees received from customers per loan increased from $57.29 in second quarter 2012 to $58.97 in 2013.

Revenues from installment loan fees totaled $7.0 million in second quarter 2013 compared to $4.4 million in the prior year’s second quarter, an increase of $2.6 million or 59.1%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from our automotive business totaled $4.0 million during second quarter 2013, a decrease of $1.8 million compared to the prior year’s second quarter. The decline in revenue during 2013 reflects reduced customer demand and lower interest and fees earned on a smaller loan portfolio balance as we sold the majority of our automobile loan receivables in December 2012. We sold 310 vehicles in second quarter 2013 compared to 410 in second quarter 2012.

Revenues from credit service fees, check cashing, title loans and other sources totaled $3.8 million and $3.4 million for the three months ended June 30, 2012 and 2013, respectively. The decline in revenues reflects the reduced demand for these products.

Operating Expenses. Total operating expenses increased $1.5 million, from $30.1 million during second quarter 2012 to $31.6 million in second quarter 2013. Total operating costs, exclusive of loan losses, declined from $20.3 million during second quarter 2012 to $19.7 million in second quarter 2013. The decline was primarily attributable to lower automotive cost of sales associated with reduced car sales.

The provision for losses increased from $9.8 million in second quarter 2012 to $11.9 million during second quarter 2013. Our loss ratio was 23.2% in second quarter 2012 compared to 29.2% in second quarter 2013. The higher loss ratio is primarily attributable to a higher rate of returned items in second quarter 2013 versus second quarter 2012. Our charge-offs as a percentage of revenues were 40.2% during second quarter 2013 compared to 34.8% during second quarter 2012. Our collections as a percentage of charge-offs were 44.3% during second quarter 2013 compared to 42.8% during second quarter 2012. In addition, we received cash of approximately $152,000 from the sale of certain payday loan receivables during second quarter 2013 that had previously been written off compared to $164,000 during second quarter 2012.

Gross Profit. The following table summarizes our gross profit (loss) and gross margin (gross profit (loss) as a percentage of revenues) of each operating segment for the three months ended June 30, 2012 and 2013.

	Gross Profit (Loss)		Gross Margin %
Operating Segment	2012	2013	2012	2013
	(in thousands)
Financial Services	$11,079	$8,797	32.2%	25.1%
Automotive	312	(128)	5.4%	(3.2)%
E-Lending	621	459	31.4%	27.6%

Total	$12,012	$9,128	28.6%	22.4%

Gross profit declined by $2.9 million, or 24.2%, from $12.0 million in second quarter 2012 to $9.1 million in second quarter 2013. The decrease in gross profit quarter-to-quarter was primarily attributable to declines in our Financial Services segment and Automotive segment for the reasons noted above.

Regional and Corporate Expenses. Regional and corporate expenses declined from $7.5 million in second quarter 2012 to $7.1 million in second quarter 2013. Prior year’s second quarter includes a $739,000 gain associated with the settlement of an expiring life insurance policy. The improvement reflects reduced salaries and incentive compensation quarter-to-quarter. The reduced salaries reflect the savings associated with the reorganization done in first quarter 2013.

Interest Expense. Interest expense declined by approximately $498,000 from $895,000 during second quarter 2012 to $397,000 during second quarter 2013. The decline was a result of lower average debt balances.

Income Tax Provision. The effective income tax rate for the second quarter 2013 was 42.5% compared to 33.8% in the prior year’s second quarter. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

The following table sets forth our results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$57,546	$54,024	66.6%	65.2%
Automotive sales, interest and fees	12,159	7,659	14.1%	9.2%
Installment interest and fees	8,632	13,876	10.0%	16.7%
Other	8,049	7,332	9.3%	8.9%

Total revenues	86,386	82,891	100.0%	100.0%

Operating expenses
Salaries and benefits	18,847	18,462	21.8%	22.3%
Provision for losses	15,396	19,891	17.8%	24.0%
Occupancy	9,333	9,464	10.8%	11.4%
Cost of sales—automotive	5,938	4,491	6.9%	5.4%
Depreciation and amortization	1,114	1,108	1.3%	1.3%
Other	6,284	6,393	7.3%	7.7%

Total operating expenses	56,912	59,809	65.9%	72.1%

Gross profit	29,474	23,082	34.1%	27.9%
Regional expenses	6,232	5,549	7.2%	6.7%
Corporate expenses	10,012	10,436	11.6%	12.6%
Depreciation and amortization	1,031	904	1.2%	1.1%
Interest expense	1,915	853	2.2%	1.0%
Other expense (income), net	(1,173)	1,285	(1.4)%	1.6%

Income from continuing operations before income taxes	11,457	4,055	13.3%	4.9%
Provision for income taxes	4,238	1,671	4.9%	2.0%

Income from continuing operations	7,219	2,384	8.4%	2.9%
Loss from discontinued operations, net of income tax	562	30	0.7%	0.1%

Net income	$6,657	$2,354	7.7%	2.8%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2012 and 2013:

	Six Months Ended
	June 30,
	2012	2013
Financial Services Branch Information:
Number of branches, beginning of period	482	466
De novo branches opened	4	5
Branches scheduled to close	(17)
Branches closed	(3)	(39)

Number of branches, end of period	466	432

Average number of branches open during period (excluding branches reported as discontinued operations)	425	431

Average revenue per branch (in thousands)	$165	$167
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$389,684	$361,430
Average loan (principal plus fee)	379.58	384.14
Average fees per loan	57.61	59.19
Average fee rate per $100	17.89	18.22
Installment Loans:
Installment loan volume (in thousands)	$16,474	$22,410
Average loan (principal)	574.41	655.70
Average term (days)	186	226
Automotive Loans:
Automotive loan volume (in thousands)	$9,434	$5,986
Average loan (principal)	10,199	9,895
Average term (months)	33	33
Locations, end of period	5	5

Income from Continuing Operations. For the six months ended June 30, 2013, income from continuing operations was $2.4 million compared to $7.2 million for the same period in 2012. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for six months ended June 30, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$57,546	$54,024	66.6%	65.2%
Automotive sales, interest and fees	12,159	7,659	14.1%	9.2%
Installment loan fees	8,632	13,876	10.0%	16.7%
Credit service fees	3,355	3,069	3.9%	3.7%
Check cashing fees	1,736	1,504	2.0%	1.8%
Title loan fees	1,370	548	1.6%	0.7%
Open-end credit fees	333	1,003	0.4%	1.2%
Other fees	1,255	1,208	1.4%	1.5%

Total	$86,386	$82,891	100.0%	100.0%

For the six months ended June 30, 2013, revenues were $82.9 million, a decrease of 4.1% from $86.4 million during the six months ended June 30, 2012. The decrease was due to lower revenues in our automotive segment and reduced payday loan fees. These declines, resulting from reduced customer demand and increased competition, were partially offset by higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.2% of total revenues for the six months ended June 30, 2013. With respect to payday loan volume, we originated approximately $361.4 million in loans during six months ended June 30, 2013, which was a decrease of 7.3% from the $389.7 million during the same period in 2012. The average payday loan (including fee) totaled $384.14 during first six months of 2013 versus $379.58 in comparable 2012. Average fees received from customers per loan increased from $57.61 during first six months of 2012 to $59.19 during first six months of 2013. In our Financial Services branches, our average fee rate per $100 for the first six months of 2013 was $18.22 compared to $17.89 in 2012.

Our installment loan revenues increased $5.2 million, primarily as a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from our automotive business totaled $7.7 million for the six months ended June 30, 2013, a decrease of $4.5 million compared to the same period in the prior year. The decline in revenue during 2013 reflects reduced customer demand and lower interest and fees earned on a smaller loan portfolio balance as we sold the majority of our automobile loan receivables in December 2012. We sold 618 vehicles during first six months of 2013 versus 934 vehicles sold during the same period in 2012.

Revenues from credit service fees, check cashing, title loans and other sources totaled $7.3 million during first six months of 2013, down approximately $0.7 million from $8.0 million during the same period in the prior year, generally reflecting reduced demand for the various products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2013 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In 2013, we plan to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2013 over 2012. As a result of the sale of more than 90% of our automobile loans receivable in December 2012, our financing revenue for our Automotive segment will decline significantly in 2013 versus 2012.

Operating Expenses. Total operating expenses increased by $2.9 million, from $56.9 million during first six months of 2012 to $59.8 million during first six months of 2013. Total operating costs, exclusive of loan losses, decreased from $41.5 million during first six months of 2012 to $39.9 during first six months of 2013. This decrease was attributable to lower automotive cost of sales associated with reduced car sales.

The provision for losses increased from $15.4 for the six months ended June 30, 2012 to $19.9 million for the six months ended June 30, 2013. Our loss ratio was 17.8% during first six months of 2012 versus 24.0% during first six months of 2013. The increase in the loss ratio from 2012 to 2013 was primarily attributable to a higher rate of returned items in the current year versus prior year, partially related to the seasoning of our newer higher-dollar installment products. Our charge-offs as a percentage of revenue were 41.2% during six months ended June 30, 2013 compared to 34.8% during the same period in 2012. Our collections as a percentage of charge-offs were 47.2% during first six months of 2013 compared to 48.2% during first six months of 2012. In addition, we received cash of approximately $278,000 from the sale of certain payday loan receivables during six months ended June 30, 2013 that had previously been written off compared to $280,000 during the same period in 2012. Our first half of 2013 loss ratio was higher than historical averages, partly due to the introduction of new products and technology, as well as the delay in tax return processing by the Internal Revenue Service (which we believe affected our customers’ cash flow planning). We expect second half of 2013 to skew modestly higher than historical averages given our continued emphasis on new products and implementation of technology to enhance the customer experience.

Gross Profit. The following table summarizes our gross profit (loss) and gross margin (gross profit (loss) as a percentage of revenues) of each operating segment for the six months ended June 30, 2012 and 2013.

	Gross Profit (Loss)		Gross Margin %
Operating Segment	2012	2013	2012	2013
	(in thousands)
Financial Services	$26,615	$22,693	37.9%	31.6%
Automotive	1,568	(440)	12.9%	(5.7)%
E-Lending	1,291	829	32.3%	24.5%

Total	$29,474	$23,082	34.1%	27.9%

Gross profit was $23.1 million during six months ended June 30, 2013 versus $29.5 million in the same period of the prior year. Branch gross margin, which is branch gross profit as a percentage of revenues, was 27.9% during six months ended June 30, 2013 compared to 34.1% during six months ended June 30, 2012. The decrease period-to-period was primarily attributable to revenue declines in our Financial Services and Automotive segments and the increase in our provision for losses as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $16.2 million for the six months ended June 30, 2012 to $16.0 million for the six months ended June 30, 2013. The first half of 2013 includes approximately $517,000 in severance and related costs in connection with a restructuring necessitated by declining loan volumes over the past few years as a result of shifting customer demand, the sluggish economy, regulatory changes and increasing competition in the short-term credit industry. The first half of 2012 included a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. Exclusive of the 2013 severance and related costs and the 2012 non-recurring gain, the decline in expenses period-to-period reflects reduced salaries and performance-based incentive compensation.

Interest Expense. Interest expense decreased by approximately $1.1 million from $1.9 million during six months ended June 30, 2012 to $853,000 during six months ended June 30, 2013. The decline was a result of lower average debt balances.

Other Expense (Income), Net. We reported $1.3 million of other expense during six months ended June 30, 2013, compared to other income of $1.2 million in the same prior year period. This change reflects the current year losses arising from the recourse provision included in the fourth quarter 2012 agreement to sell the majority of our automobile loans receivable. The results for the six months ended June 30, 2012 included the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with our acquisition of Direct Credit in September 2011.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2013 was 41.2% compared to 37.0% in the same period of the prior year. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings. We expect our effective tax rate for 2013 to be in the range of 38.0% to 40.0%.

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

Summarized financial information for discontinued operations during the three and six months ended June 30, 2012 and 2013 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Total revenues	$2,439	$71	$5,202	$885
Operating expenses	3,070	112	6,000	923

Branch gross loss	(631)	(41)	(798)	(38)
Other, net	(116)	—	(117)	(11)

Loss before income taxes	(747)	(41)	(915)	(49)
Income tax benefit	288	16	353	19

Loss from discontinued operations	$(459)	$(25)	$(562)	$(30)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2013
Cash flows provided by (used for):
Operating activities	$9,337	$8,315
Investing activities	215	(943)
Financing activities	(12,975)	(7,237)
Effect of exchange rate on cash and cash equivalents	11	(93)

Net increase (decrease) in cash and cash equivalents	(3,412)	42
Cash and cash equivalents, beginning of year	17,738	14,124

Cash and cash equivalents, end of period	$14,326	$14,166

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

Net cash provided by operating activities for the six months ended June 30, 2013 was $8.3 million compared to $9.3 million during six months ended June 30, 2012. The decline in net income period-to-period was offset by changes in working capital items, partly due to reductions in performance-based accruals in second quarter 2013 versus second quarter 2012.

Investing activities for each period were as follows:

•

Net cash used by investing activities for the six months ended June 30, 2013 was $943,000 which included $1.1 million for capital expenditures. The capital expenditures included $504,000 for renovations and technology upgrades to existing branches, $296,000 for technology and other furnishings at the corporate office and $114,000 to open five de novo branches.

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

Financing activities for each period were as follows:

•

Net cash used for financing activities for the six months ended June 30, 2013 was $7.2 million, which primarily consisted of $13.3 million in repayments of indebtedness under the revolving credit facility, $1.8 million in dividend payments to stockholders and $432,000 for the repurchase of 130,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $8.3 million under the revolving credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2013. Expected short-term uses of cash include funding of any increases in payday, installment and automotive loans, revolving debt repayments, interest payments on outstanding debt, dividend payments (to the extent approved by the board of directors), repurchases of company stock, financing of new branch expansion and small acquisitions, if any, and development of an Internet lending platform in the United States.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the revolving portion of the credit agreement was reduced from $45 million to $27 million when we entered into the credit agreement in 2011. Our balance under the credit facility was approximately $20.1 million as of June 30, 2013.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. The declaration of dividends is subject to the discretion of our board of directors and will depend on our operating results, financial condition, cash and capital requirements and other factors that the board of directors deems relevant. Our board of directors has also approved special cash dividends from time to time, including a special cash dividend in November 2009 and February 2010. On July 30, 2013, our board of directors declared a regular quarterly dividend of $0.05 per common share. The dividend is payable September 5, 2013, to stockholders of record as of August 22, 2013, and the total amount of the dividend to be paid is approximately $900,000.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2013, we have repurchased a total of 5.7 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015.

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

As of June 30, 2013, we operated five buy here, pay here locations. During the start-up of these operations, capital requirements are not material. As the business grows, however, the business requires ongoing replenishment of automobile inventory. Sales of automobiles are typically completed through a small down payment and an installment loan. As a result, the initial phase of a buy here, pay here operation is cash flow negative. In general, it appears that a typical location requires approximately $2.5 million to $4.0 million of capital availability over a two to four year period based on the expected volume of monthly sales. As this business progresses, we will evaluate the capital requirements and the associated return on investment.

Historically, the Automotive segment has been funded from operations. We are, however, evaluating a forward flow arrangement whereby sales of automobiles are funded directly by a third-party lender as well as discussing bulk sales with third parties similar to the December 2012 transaction. We will evaluate any changes related to the Automotive segment in the context of our overall capital strategy.

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

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of June 30, 2013, we offered these installment loan products to customers in approximately 200 branches. In 2013, we plan to offer these products to customers in additional states, to the extent permitted by state laws and regulations. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk. Our short-term lending branches located in the states of Missouri, California and Kansas represented approximately 22%, 15% and 5%, respectively, of total revenues for the six months ended June 30, 2013. Our short-term lending branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 33%, 15%, 7%, 5% and 5%, respectively, of total gross profit for the six months ended June 30, 2013. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

Similarly, our Automotive segment experiences seasonality as automobile sales peak during the first quarter of each year, primarily as a result of the receipt by customers of their income tax refunds, which are used as down payments for a vehicle. Automobile sales in the final three quarters are generally lower than the first quarter. In addition, vehicle acquisition costs tend to increase in the second half of the year as companies build inventories for the expected first quarter volumes. The decline in sales during first half of 2013 in our Automotive segment is inconsistent with historical activity as it relates to seasonality of this business. We believe that broader economic factors discussed earlier affected the traditional peak in first quarter sales in the Automotive segment.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2012 and June 30, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2012 and $160,000 as of June 30, 2013. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2012	2013	2012	2013
Balance, beginning of period	$40	$100	$90	$100
Charge-offs	(767)	(676)	(1,514)	(1,444)
Recoveries	221	105	484	327
Provision for losses	566	631	1,000	1,177

Balance, end of period	$60	$160	$60	$160

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the second quarter 2013 in any cases material to the Company as reported in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	—	$4,035,250
May 1 – May 31	28,968	3.04	28,968	3,947,187
June 1 – June 30				3,947,187

Total	28,968	$3.04	28,968	$3,947,187

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2013, we have repurchased 5.7 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 13, 2013.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)