Form 10-Q
period 2013-09-30
QC Holdings, Inc.
filed 2013-11-13
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2013:

Common Stock $0.01 per share par value – 17,354,607 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2013

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company or QC), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year 2013.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	September 30, 2013
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$14,124	$14,135
Restricted cash	1,076	1,076
Loans receivable, less allowance for losses of $6,608 at December 31, 2012 and $5,873 at September 30, 2013	60,462	54,134
Deferred income taxes	1,390	1,451
Prepaid expenses and other current assets	7,313	4,671
Current assets of discontinued operations	2,540	5,257

Total current assets	86,905	80,724

Non-current loans receivable, less allowance for losses of $437 at December 31, 2012 and $1,589 at September 30, 2013	1,677	4,392

Property and equipment, net	11,210	10,494

Goodwill	21,791	21,567

Intangible assets, net	3,627	2,670

Deferred income taxes	773	656

Other assets, net	4,074	4,413

Non-current assets of discontinued operations	1,643	3,445

Total assets	$131,700	$128,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$1,244
Accrued expenses and other current liabilities	2,549	3,840
Accrued compensation and benefits	5,620	4,785
Deferred revenue	3,993	3,349
Debt due within one year	25,000	24,800
Current liabilities of discontinued operations	1,268	519

Total current liabilities	40,453	38,537

Subordinated debt	3,154	3,249

Other non-current liabilities	5,747	5,401

Total liabilities	49,354	47,187

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,182,260 outstanding at December 31, 2012; 20,700,250 shares issued and 17,362,607 outstanding at September 30, 2013	207	207
Additional paid-in capital	64,806	62,785
Retained earnings	47,093	45,758
Treasury stock, at cost	(29,958)	(27,595)
Accumulated other comprehensive income	198	19

Total stockholders’ equity	82,346	81,174

Total liabilities and stockholders’ equity	$131,700	$128,361

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues
Payday loan fees	$30,914	$29,221	$88,463	$83,245
Installment interest and fees	5,771	8,831	14,403	22,707
Other	4,254	3,901	12,302	11,234

Total revenues	40,939	41,953	115,168	117,186

Operating expenses
Salaries and benefits	9,120	9,130	26,775	26,790
Provision for losses	10,970	15,115	23,907	32,973
Occupancy	4,713	4,673	13,781	13,831
Depreciation and amortization	524	500	1,604	1,586
Other	3,243	3,646	8,823	9,594

Total operating expenses	28,570	33,064	74,890	84,774

Gross profit	12,369	8,889	40,278	32,412

Regional expenses	3,036	2,195	8,986	7,461
Corporate expenses	5,373	4,499	15,380	14,933
Depreciation and amortization	441	443	1,427	1,329
Interest expense	599	332	2,112	980
Other expense (income), net	(254)	211	(1,428)	597

Income from continuing operations before income taxes	3,174	1,209	13,801	7,112
Provision for income taxes	1,325	566	5,438	2,937

Income from continuing operations	1,849	643	8,363	4,175
Loss from discontinued operations, net of income tax	192	1,673	49	2,851

Net income (loss)	$1,657	$(1,030)	$8,314	$1,324

Weighted average number of common shares outstanding:
Basic	17,170	17,383	17,165	17,374
Diluted	17,271	17,434	17,203	17,374

Earnings (loss) per share:
Basic
Continuing operations	$0.10	$0.04	$0.47	$0.24
Discontinued operations	(0.01)	(0.10)	—	(0.16)

Net income (loss)	$0.09	$(0.06)	$0.47	$0.08

Diluted
Continuing operations	$0.10	$0.04	$0.47	$0.24
Discontinued operations	(0.01)	(0.10)	—	(0.16)

Net income (loss)	$0.09	$(0.06)	$0.47	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income (loss)	$1,657	$(1,030)	$8,314	$1,324

Other comprehensive income (loss), net of tax:
Reclassification adjustment for amounts included in net income related to derivative instrument	69		206
Foreign currency translation	228	109	240	(179)

Total comprehensive income (loss)	$1,954	$(921)	$8,760	$1,145

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity

Balance, December 31, 2012	17,182	$207	$64,806	$47,093	$(29,958)	$198	$82,346

Net income				1,324			1,324

Common stock repurchases	(158)				(504)		(504)

Dividends to stockholders				(2,659)			(2,659)

Issuance of restricted stock awards	339		(2,867)		2,867		—

Stock-based compensation expense			956				956

Tax impact of stock-based compensation			(110)				(110)

Foreign currency translation						(179)	(179)

Balance, September 30, 2013	17,363	$207	$62,785	$45,758	$(27,595)	$19	$81,174

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities
Net income	$8,314	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,254	2,974
Provision for losses	30,755	37,032
Deferred income taxes	2,154	(1,391)
Non-cash interest expense	969	378
Gain from non-cash adjustment to contingent consideration	(1,125)
Loss (gain) from foreign currency transaction	(343)	296
Gain on cash surrender value of life insurance	(325)	(343)
Loss on disposal of property and equipment	151	304
Loss from sale of auto receivables		960
Gain on settlement of life insurance policy	(739)
Loss on impairment of goodwill and intangible assets		680
Stock-based compensation	1,369	956
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(30,303)	(37,739)
Proceeds from sale of auto receivables		158
Prepaid expenses and other current assets	325	721
Inventory	438	72
Other assets	22	3
Accounts payable	538	(727)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(3,408)	(2,401)
Income taxes	(1,501)	2,569
Other non-current liabilities	260	(397)

Net operating	10,805	5,429

Cash flows from investing activities
Purchase of property and equipment	(2,335)	(2,037)
Proceeds from settlement of life insurance policy	739
Proceeds from sale of property and equipment		122
Changes in restricted cash	1,100	1
Other	11

Net investing	(485)	(1,914)

Cash flows from financing activities
Borrowings under credit facility	30,200	13,800
Payments on credit facility	(21,800)	(14,000)
Repayments of long-term debt	(17,151)
Payments for debt issue costs		(82)
Dividends to stockholders	(2,672)	(2,659)
Exercise of stock options	51
Repurchase of common stock	(792)	(504)

Net financing	(12,164)	(3,445)

Effect of exchange rate changes on cash and cash equivalents	58	(59)

Cash and cash equivalents
Net increase (decrease)	(1,786)	11
At beginning of year	17,738	14,124

At end of period	$15,952	$14,135

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$1,552	$912
Income taxes	4,562	21

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. The accompanying consolidated financial statements include the accounts of QC Holdings, Inc. and its wholly-owned subsidiaries, QC Financial Services, Inc., QC Auto Services, Inc. (QC Auto), QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. (collectively, the Company). QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC (ECA), QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). QC Holdings, Inc., incorporated in 1998 under the laws of the State of Kansas, was founded in 1984, and has provided various retail consumer financial products and services throughout its 29-year history. The Company’s common stock trades on the NASDAQ Global Market exchange under the symbol “QCCO.”

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

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of September 30, 2013, the Company operated 432 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In fourth quarter 2012, the Company decided it would close 38 underperforming branches during first half 2013. The Company closed 33 of these branches during first quarter 2013 and closed the remaining five branches during second quarter 2013.

The Company began offering branch-based installment loans to customers in its Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, the Company introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of September 30, 2013, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the nine months ended September 30, 2013 was approximately $694.

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

The Company’s Automotive segment is being presented as a discontinued operation in the Consolidated Statements of Operations. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued automotive business. The assets and liabilities comprising the Automotive segment meet the criteria to be classified as held-for-sale in accordance with accounting guidance and are being aggregated and presented as assets and liabilities from discontinued operations in the Consolidated Balance Sheets. See additional information in Note 5.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2013, and the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2013 and cash flows for the nine months ended September 30, 2012 and 2013, in conformity with US GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

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

The following table summarizes certain data with respect to the Company’s payday loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Average amount of cash provided to customer	$323.01	$326.54	$322.23	$325.52
Average fee received by the Company	$57.37	$59.07	$57.53	$59.15
Average term of the loan (days)	17.9	17.8	17.9	17.9

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

With respect to the loans receivable at the end of each reporting period, the Company maintains an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans, and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. The Company does not specifically reserve for any individual loan.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $1.3 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of September 30, 2013, the Company determined that no qualitative adjustment was needed.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $344,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. As of September 30, 2013, the Company determined that no qualitative adjustment was needed.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Cash received from sale of payday loan receivables	$177	$205	$457	$483

Note 2 – Accounting Developments

In July 2013, the Financial Accounting Standards Board issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 – Significant Business Transactions

Restructuring. In January 2013, the Company announced to its employees a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, the Company recorded approximately $298,000 in pre-tax charges associated with its decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. The Company recorded approximately $1.3 million in pre-tax charges during nine months ended September 30, 2013, associated with the restructuring plan. The charges included approximately $429,000 for lease terminations and other related occupancy costs and approximately $827,000 in severance and benefit costs for the workforce reduction. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $2.5 million to $3.0 million on an annual basis.

The following table summarizes the accrued costs associated with the restructuring and the activity related to those charges as of September 30, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Reductions	Balance at September 30, 2013

Lease and related occupancy costs	$54	$429	$(422)	$61
Severance		827	(827)
Other		1	(1)

Total	$54	$1,257	$(1,250)	$61

As of September 30, 2013, the balance of $61,000 for accrued costs associated with the restructuring plan is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment of the term loan under its credit agreement. The Company was subject to recourse provisions, which required it to repurchase certain automobile loans receivable in the event of a default. The recourse period ended on May 9, 2013. As of December 31, 2012 and September 30, 2013, the balance of the recourse liability was approximately $350,000 and $0, respectively. During the nine months ended September 30, 2013, the Company recorded a loss of approximately $522,000 as a result of the recourse provisions.

With respect to the transfer of $17.2 million in automobile loans receivable, the Company treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale. The Company was unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets were classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable were classified as a secured borrowing. At the end of the recourse period, approximately $156,000 of the collateralized receivables was retained by the third party to satisfy the secured borrowing and the Company recorded an additional loss for this amount.

Note 4 – Fair Value Measurements

Fair Value Hierarchy Tables. The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. There were no recurring fair value measurements as of December 31, 2012 and September 30, 2013.

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

Note 5 – Discontinued Operations

In 2012, the Company closed 20 branches that were not consolidated into nearby branches and decided it would close 38 branches during the first half of 2013. These branches are reported as discontinued operations in the Consolidated Statements of Operations and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with these branches are included with the continuing operations for all periods presented.

In September 2013, the Company approved a plan to discontinue its automotive business. The operating environment for the Company’s automotive business has become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue its automotive business in order to focus on its consumer lending operations in the U.S. and Canada. It is anticipated that the automotive business, including its customer receivables, inventories and other assets, will be sold or liquidated during fourth quarter 2013. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense was allocated to the automotive business based on the amount of net funds advanced to the automotive business at the Company’s corporate cost of funds.

Associated with this decision, the Company recorded a non-cash loss of $2.6 million during third quarter 2013 on the expected disposal of the automotive business. This non-cash loss is included as a component of discontinued operations for the three and nine months ending September 30, 2013 in the Consolidated Statements of Operations. Approximately $1.9 million of this charge is an estimated non-cash fair-value adjustment to customer loans receivable, reflecting the currently anticipated resale values of the loans receivable. In addition, the Company recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $680,000. At this time, the Company cannot currently estimate future cash expenditures related to the disposal, although such amounts are expected to be relatively insignificant in relation to the total expected charges. The Company expects to continue operating the automotive business while seeking to sell it, or its individual assets.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2012 and 2013 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Total revenues	$8,121	$4,631	$25,482	$13,175

Operating expenses (a)	8,140	6,319	24,731	15,341

Gross profit (loss)	(19)	(1,688)	751	(2,166)
Other, net (b)	(335)	(1,006)	(1,189)	(2,424)

Loss before income taxes	(354)	(2,694)	(438)	(4,590)
Income tax benefit	162	1,021	389	1,739

Loss from discontinued operations	$(192)	$(1,673)	$(49)	$(2,851)

(a)	For the three and nine months ended September 30, 2013, operating expenses include a $1.9 million charge for the non-cash fair-value adjustment of customer loans receivable discussed above.
(b)	For the three and nine months ended September 30, 2013, other, net includes a $680,000 impairment charge to goodwill and intangible assets.

In accordance with accounting guidance, the assets and liabilities of the automotive business held for sale have been segregated and are recorded as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets. As of December 31, 2012 and September 30, 2013, the components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

	December 31, 2012	September 30, 2013

Current assets:
Loans receivable, net	$757	$2,333
Inventory	1,341	1,268
Deferred income taxes	381	1,569
Prepaid expenses and other current assets	61	87

Total current assets of discontinued operations	$2,540	$5,257

Non-current assets:
Loans receivable, net	$715	$2,960
Property and equipment, net	196	166
Goodwill	672
Intangible assets, net	29
Deferred income taxes	15	303
Other, net	16	16

Total non-current assets of discontinued operations	$1,643	$3,445

Current liabilities:
Accounts payable	$32	$82
Accrued expenses and other current liabilities	1,159	191
Accrued compensation and benefits	51	99
Deferred revenue	26	147

Total current liabilities of discontinued operations	$1,268	$519

In accordance with accounting guidance, customer loans receivable from the automotive business with a carrying amount of $7.2 million were written down to their estimated fair value at September 30, 2013 of $5.3 million, resulting in an impairment charge of $1.9 million, which was included in earnings for the period. The fair value of the customer receivables was estimated based upon discussions with third party purchasers of finance receivables and industry consultants knowledgeable of historical valuations for similar customer receivable portfolios. The fair value of inventory was based upon what the Company estimates it could sell to third party purchasers or through auction sales.

In the third quarter of 2013, prior to the annual impairment assessment, the Company also performed an interim goodwill impairment assessment relative to the goodwill associated with the reporting unit that included the automotive business. Based on the assessment, the Company determined that the fair value of this reporting unit was less than the carrying value and therefore performed the second step of the goodwill impairment assessment, which requires estimating the fair values of the reporting unit’s net identifiable assets and calculating the implied fair value of goodwill. The fair value of this reporting unit was determined by a market approach, consistent with its last annual impairment assessment. The implied fair value of goodwill was determined to be zero and, therefore, recorded goodwill was impaired and a non-cash impairment charge of $672,000 was recognized in the third quarter of 2013. The goodwill impairment was primarily a result of lower forecasted margins and increased working capital requirements within this reporting unit. In addition, the Company recorded a non-cash impairment charge for amortizable intangible assets totaling $8,000.

The asset fair values utilized in the impairment assessments discussed above were determined using Level 3 inputs as defined by accounting guidance.

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

The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Income available to common stockholders:
Income from continuing operations	$1,849	$643	$8,363	$4,175
Discontinued operations, net of income tax	(192)	(1,673)	(49)	(2,851)

Net income (loss)	$1,657	$(1,030)	$8,314	$1,324

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,170	17,383	17,165	17,374
Dilutive effect of stock options and unvested restricted stock	101	51	38

Weighted average diluted common shares outstanding	17,271	17,434	17,203	17,374

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.04	$0.47	$0.24
Discontinued operations	(0.01)	(0.10)	—	(0.16)

Net income (loss)	$0.09	$(0.06)	$0.47	$0.08

Diluted earnings (loss) per share:

Continuing operations	$0.10	$0.04	$0.47	$0.24
Discontinued operations	(0.01)	(0.10)	—	(0.16)

Net income (loss)	$0.09	$(0.06)	$0.47	$0.08

Anti-dilutive securities. Options to purchase 2.6 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2012 and 2013, because they were anti-dilutive.

Note 7 – Segment Information

The Company’s operating business units offer various financial services. The Company has elected to organize and report on these business units as two operating segments (Financial Services and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The E-Lending segment includes the Internet lending operations in Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital. Prior to third quarter 2013, the Company had three operating segments that included its Automotive business. As discussed in Note 5, the Company’s Automotive business is currently classified as discontinued operations and is no longer included within the segment results.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2013
	Financial Services	E-Lending	Consolidated Total

Total revenues	$40,074	$1,879	$41,953

Provision for losses	14,459	656	15,115
Other expenses	16,826	1,123	17,949

Gross profit	8,789	100	8,889
Other, net (a)	(7,473)	(207)	(7,680)

Income (loss) from continuing operations before income taxes	$1,316	$(107)	$1,209

	Three Months Ended September 30, 2012
	Financial Services	E-Lending	Consolidated Total

Total revenues	$38,812	$2,127	$40,939

Provision for losses	10,324	646	10,970
Other expenses	16,518	1,082	17,600

Gross profit	11,970	399	12,369
Other, net (a)	(9,020)	(175)	(9,195)

Income from continuing operations before income taxes	$2,950	$224	$3,174

	Nine Months Ended September 30, 2013
	Financial Services	E-Lending	Consolidated Total

Total revenues	$111,922	$5,264	$117,186

Provision for losses	31,214	1,759	32,973
Other expenses	49,224	2,577	51,801

Gross profit	31,484	928	32,412
Other, net (a)	(23,852)	(1,448)	(25,300)

Income (loss) from continuing operations before income taxes	$7,632	$(520)	$7,112

	Nine Months Ended September 30, 2012
	Financial Services	E-Lending	Consolidated Total

Total revenues	$109,045	$6,123	$115,168

Provision for losses	22,094	1,813	23,907
Other expenses	48,363	2,620	50,983

Gross profit	38,588	1,690	40,278
Other, net (a)	(26,652)	175	(26,477)

Income from continuing operations before income taxes	$11,936	$1,865	$13,801

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. In addition, the E-Lending segment includes a gain of $1.1 million for the nine months ended September 30, 2012 due to recording a reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2012	September 30, 2013

Financial Services	$114,100	$105,769
E-Lending	13,417	13,890

Balance, end of period (excluding assets of discontinued operations)	$127,517	$119,659

The operations of the Financial Services segment are all located in the United States. The operations of the E-Lending segment are located in Canada.

Note 8 – Customer Receivables and Allowance for Loan Losses

Customer receivables consisted of the following (in thousands):

September 30, 2013:	Payday and Title Loans	Installment Loans	Other	Total

Current portion:
Total loans, interest and fees receivable	$41,312	$14,900	$3,795	$60,007
Less: allowance for losses	(2,048)	(3,041)	(784)	(5,873)

Loans, interest and fees receivable, net	$39,264	$11,859	$3,011	$54,134

Non-current portion:
Total loans, interest and fees receivable	$—	$5,981	$—	$5,981
Less: allowance for losses		(1,589)		(1,589)

Loans, interest and fees receivable, net	$—	$4,392	$—	$4,392

December 31, 2012:	Payday and Title Loans	Installment Loans	Other	Total

Current portion:
Total loans, interest and fees receivable	$50,772	$14,642	$1,656	$67,070
Less: allowance for losses	(3,211)	(2,997)	(400)	(6,608)

Loans, interest and fees receivable, net	$47,561	$11,645	$1,256	$60,462

Non-current portion:
Total loans, interest and fees receivable	$—	$2,114	$—	$2,114
Less: allowance for losses		(437)		(437)

Loans, interest and fees receivable, net	$—	$1,677	$—	$1,677

Credit quality information. In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term payday and title loans and installment loans. The allowance for losses on consumer loans offsets the outstanding loan amounts in the Consolidated Balance Sheets.

The Company had approximately $5.7 million in installment loans receivable past due as of September 30, 2013 and approximately 31.8% of this amount was more than 60 days past due. The Company had approximately $3.9 million in installment loans receivable past due as of December 31, 2012 and approximately 21.4% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2012	2013	2012	2013

Balance, beginning of period	$3,588	$5,893	$3,908	$7,045
Charge-offs	(17,865)	(21,700)	(47,654)	(54,936)
Recoveries	7,441	9,174	23,042	25,381
Provision for losses	11,248	14,095	25,116	29,972

Balance, end of period	$4,412	$7,462	$4,412	$7,462

The provision for losses in the Consolidated Statements of Operations includes losses associated with the credit service organization (see note 15 for additional information) and excludes loss activity related to discontinued operations (see note 5 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,777	$3,636	$480	$5,893
Charge-offs	(16,683)	(4,645)	(372)	(21,700)
Recoveries	8,539	585	50	9,174
Provision for losses	8,415	5,054	626	14,095

Balance, end of period	$2,048	$4,630	$784	$7,462

	Nine Months Ended September 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$3,211	$3,435	$399	$7,045
Charge-offs	(41,939)	(12,070)	(927)	(54,936)
Recoveries	23,372	1,861	148	25,381
Provision for losses	17,404	11,404	1,164	29,972

Balance, end of period	$2,048	$4,630	$784	$7,462

	Three Months Ended September 30, 2012
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,279	$2,069	$240	$3,588
Charge-offs	(14,082)	(3,578)	(205)	(17,865)
Recoveries	6,912	452	77	7,441
Provision for losses	7,523	3,667	58	11,248

Balance, end of period	$1,632	$2,610	$170	$4,412

	Nine Months Ended September 30, 2012
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,548	$2,260	$100	$3,908
Charge-offs	(38,042)	(9,071)	(541)	(47,654)
Recoveries	21,273	1,564	205	23,042
Provision for losses	16,853	7,857	406	25,116

Balance, end of period	$1,632	$2,610	$170	$4,412

Note 9 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Credit services fees	$1,811	$1,690	$5,166	$4,759
Check cashing fees	744	671	2,480	2,175
Title loan fees	764	129	2,133	676
Open-end credit fees	330	739	662	1,742
Other fees	605	672	1,861	1,882

Total	$4,254	$3,901	$12,302	$11,234

Note 10 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013

Buildings	$3,262	$3,262
Leasehold improvements	18,263	18,396
Furniture and equipment	21,730	22,511
Land	512	512
Vehicles	1,014	967

	44,781	45,648
Less: Accumulated depreciation and amortization	(33,571)	(35,154)

Total	$11,210	$10,494

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2012, the balance of the deferred liability was approximately $270,000, of which $214,000 was classified as a non-current liability. As of September 30, 2013, the balance of the deferred liability was approximately $228,000 of which $172,000 is classified as a non-current liability.

Note 11 – Goodwill and Intangible Assets

Goodwill. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net

Balances as of December 31, 2011	$23,286	$—	$23,286
Impairment		(1,730)	(1,730)
Effect of foreign currency translation	235		235

Balances as of December 31, 2012	23,521	(1,730)	21,791
Effect of foreign currency translation	(224)		(224)

Balances as of September 30, 2013	$23,297	$(1,730)	$21,567

Information concerning goodwill by reporting segment is as follows (in thousands):

	December 31,	September 30,
	2012	2013

Financial Services	$15,684	$15,684
E-Lending	6,107	5,883

Balance at end of period	$21,791	$21,567

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	September 30,
	2012	2013
Amortized intangible assets:
Customer relationships	$3,032	$3,032
Non-compete agreements	910	910
Debt issue costs	1,669	1,750

	5,611	5,692
Non-amortized intangible assets:
Trade names	1,416	1,416

Gross carrying amount	7,027	7,108
Effect of foreign currency translation	102	(3)
Less: Accumulated amortization	(3,502)	(4,435)

Net intangible assets	$3,627	$2,670

Intangible assets at December 31, 2012 and September 30, 2013 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

Amortization of intangible assets for the three months and nine months ended September 30, 2013 was approximately $314,000 and $933,000 respectively. Amortization of intangible assets for the three months and nine months ended September 30, 2012 was approximately $336,000 and $1.1 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2012 is estimated to be $1.2 million for 2013, $861,000 for 2014 and $5,000 for 2015.

See Note 5 for discussion of goodwill and other intangible asset impairment charges recognized in relation to discontinued operations.

Note 12 – Indebtedness

The following table summarizes long-term debt at December 31, 2012 and September 30, 2013 (in thousands):

	December 31,	September 30,
	2012	2013

Revolving credit facility	$25,000	$24,800

Total debt	25,000	24,800
Less: debt due within one year	(25,000)	(24,800)

Total non-current debt	$—	$—

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2013, the Company was not in compliance with one of the financial covenants (minimum consolidated EBITDA) as set forth in the credit agreement. On November 12, 2013, the Company entered into an amendment to the credit agreement to (i) reduce the maximum amount available under the revolving credit facility from $27 million to $18 million; (ii) convert $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013; (iii) eliminate the minimum consolidated EBITDA requirement through the term of the facility; (iv) allow for the sale of certain assets from the Company’s automobile business, which include certain receivables, automobile inventory, equipment and real estate, provided that the greater of $3 million or 50% of the net proceeds is used to reduce the outstanding principal balance of the new term loan; and (v) allow for an increase in subordinated debt. The amendment also prohibits the payment of dividends and repurchase of the Company’s stock through the maturity of the facility on September 30, 2014.

Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at a rate ranging from 1.25% to 2.25% depending on the Company’s leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.25% to 4.25% depending on the Company’s leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon the Company’s leverage ratio.

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

Subordinated Debt. Under the credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2012 and September 30, 2013, the balance of the subordinated notes was approximately $3.2 million.

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

The following table summarizes the pre-tax gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the three and nine months ended September 30, 2012 and 2013 (in thousands).

Derivatives Designated as Hedging Instruments under ASC Topic 815	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Cash flow hedges:	2012	2013	2012	2013
Loss recognized in other comprehensive income	$—	$—	$—	$—
Amount reclassified from accumulated other comprehensive loss to interest expense	69		206

Total	$69	$—	$206	$—

Note 14 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 41.3% for the nine months ended September 30, 2013 compared to 39.4% for the nine months ended September 30, 2012.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $123,000 and $174,000 as of December 31, 2012 and September 30, 2013, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2013.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of September 30, 2013:

	Federal	State and Foreign

Statute remains open	2010-2012	2009-2012
Tax years currently under examination	N/A	N/A

Note 15 – Credit Services Organization

For the Company’s locations in Texas, the Company began operating as a Credit Services Organization (CSO), through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2012 and September 30, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. As of December 31, 2012 and September 30, 2013, the balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 and $220,000, respectively.

The following tables summarize the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for loan losses	2012	2013	2012	2013

Balance, beginning of period	$60	$160	$90	$100
Charge-offs	(879)	(914)	(2,393)	(2,356)
Recoveries	215	105	699	434
Provision for losses	684	869	1,684	2,042

Balance, end of period	$80	$220	$80	$220

Note 16 – Stockholders Equity

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2013, the Company had repurchased 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires on June 30, 2015. In connection with the amendment to the Company’s credit agreement dated November 12, 2013, the Company is prohibited from repurchasing Company stock through the maturity of the credit agreement on September 30, 2014.

Dividends. On July 30, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.05 per common share per common share. The dividend was paid on September 5, 2013 to stockholders of record as of August 22, 2013. The amount of the dividend paid was approximately $886,000. In connection with the amendment to the Company’s credit agreement dated November 12, 2013, the Company is prohibited from paying any dividends through the maturity of the credit agreement on September 30, 2014.

Note 17 – Stock-Based Compensation and Other Long-Term Incentive Compensation

The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Employee stock-based compensation:
Stock options	$50	$—	$163	$17
Restricted stock awards	336	236	1,025	751

	386	236	1,188	768

Non-employee director stock-based compensation:
Restricted stock awards			181	188

Total	$386	$236	$1,369	$956

Stock Option Grants. The Company did not grant stock options during the nine months ended September 30, 2013. As of September 30, 2013, the Company had 2.6 million stock options outstanding and exercisable with a weighted average exercise price of $9.85.

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2013 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested balance, January 1, 2013	603,991	$4.55
Granted	55,020	3.41
Vested	(339,027)	4.43
Forfeited	(262)	4.39

Non-vested balance, September 30, 2013	319,722	$4.49

As of September 30, 2013, there was $800,000 of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1.0 years.

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

The Company granted Performance Units to various officers under the new LTIP during first quarter 2012 and first quarter 2013. The value of the Performance Units is based upon a performance measure established by our compensation committee. The performance measure for the 2012 grant is the annual average return on assets for a three-year performance period (e.g., 2012 – 2014) at a targeted percentage return. The performance measure for 2013 is the annual average return on assets for a three-year performance period (e.g., 2013 – 2015 at a targeted percentage return). Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of December 31, 2012 and September 30, 2013, the balance of the non-current liability for the Performance Units was approximately $242,000 and $125,000, respectively. During second quarter 2013, the liability for the 2012 grant was reduced to $0 as the Company believes the performance measures required for the 2012 grant will not be met. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of September 30, 2013, the total unrecognized compensation costs related to the Performance Units was approximately $375,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.25 years.

In first quarter 2012 and first quarter 2013, the Company granted cash-based RSU’s to various officers under the new LTIP totaling 92,452 and 50,877, respectively. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of December 31, 2012 and September 30, 2013, the balance of the non-current liability for RSUs was approximately $101,000 and $155,000, respectively. As of September 30, 2013, the total unrecognized compensation costs related to the RSUs was $178,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.6 years.

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Performance Units	$84	$42	$250	$(117)
RSU’s	34	(1)	101	54

Total	$118	$41	$351	$(63)

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling to the North Carolina Court of Appeals. It is expected that the court will issue a decision by the end of 2013.

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

Direct Credit has not yet answered the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors. The parties are in discussions to settle this matter, and it is possible that the matter will be settled by the end of 2013. The Company cannot predict whether it and the other parties will reach a formal, binding agreement for the settlement of this matter or whether the final agreement will be on the terms presently contemplated. The Company’s exposure to this matter is limited due to an indemnification provision in the Asset Purchase Agreement between the Company and the former owners of Direct Credit. However, the Company is responsible for a portion of any settlement arising from post-acquisition alleged conduct. As of November 2013, the Company estimates that the total settlement will range between $1.0 million and $1.5 million, with the Company’s un-indemnified exposure amounting to approximately one-third of that amount. The Company has reserved in the accompanying financial statements its estimated liability for settling this litigation under the current parameters and recorded an indemnification asset due from the previous sellers.

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

Company short-term lending branches located in the states of Missouri, California and Kansas represented approximately 24%, 17% and 5%, respectively, of total revenues for the nine months ended September 30, 2013. Company short-term lending branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 34%, 16%, 7%, 5% and 5%, respectively, of total gross profit for the nine months ended September 30, 2013. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

•	The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of the Company’s Arizona branches. For the year ended December 31, 2011, revenues and gross profit from the Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of the Company’s revenues and gross profits.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. In 2012, revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Prior to the change in the Illinois payday loan law, branches in Illinois accounted for more than 5% of the Company’s revenues.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Bureau of Consumer Financial Protection (CFPB), which was created by that Act, (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customer, (4) uncertainties related to the examination process by the CFPB and the potential for indirect rulemaking through the examination process, (5) litigation or regulatory action directed towards the Company or the payday loan industry, (6) volatility in earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (7) risks associated with the leverage of the Company, (8) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in key management personnel, (10) integration risks and costs associated with acquisitions, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 71.0% of our total revenues for the nine months ended September 30, 2013. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. We operated 432 branches in 23 states at September 30, 2013. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of September 30, 2013, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000. The average principal amount across all installment loan products originated during the nine months ended September 30, 2013 was approximately $694.

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

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In September 2013, we approved a plan to discontinue our automotive business. The operating environment for our automotive business has become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business in order to focus on our consumer lending operations in the U.S. and Canada. It is anticipated that the automotive business, including our customer receivables, inventories and other assets, will be sold or liquidated during fourth quarter 2013. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense was allocated to the automotive business based on the amount of net funds advanced to the automotive business at our corporate cost of funds.

We have elected to organize and report on our business units as two operating segments (Financial Services and E-Lending). The Financial Services segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The E-Lending segment includes the Internet lending operations in Canada. We evaluate the performance of our segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

Our expenses primarily relate to the operations of our branch network. The most significant expenses include salaries and benefits for our branch employees, provisions for losses, occupancy expense for our leased real estate and public affairs expenditures. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We also evaluate our Financial Services branches and our Direct Credit operations based on revenue growth and loss ratio (which is losses as a percentage of revenues). With respect to our branch network, we also consider the length of time the branch has been open and its geographic location. We monitor newer branches for their progress to profitability and rate of loan growth.

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

						September 30,
	2008	2009	2010	2011	2012	2013

Beginning branch locations	596	585	556	523	482	466
De novo branches opened during period	12	3	1	2	8	5
Acquired branches during period	1
Branches closed/sold during period	(24)	(32)	(34)	(43)	(24)	(39)

Ending branch locations	585	556	523	482	466	432

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and increasing profitability by streamlining operations. As part of our efforts to introduce new products and diversify our revenue stream, we are currently in the process of accelerating the growth of our longer-term, centrally underwritten installment loan product to our existing branch network. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy with respect to our payday loan business.

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

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•	During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states have generated modest profits but will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products that are less profitable and provide customers fewer options.

•	In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Results in 2012 were slightly ahead of 2011, but profitability has not returned to levels experienced prior to the expiration of the payday law.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. Revenues and gross profit in Illinois have improved in 2013 over 2012, but will not return to levels experienced prior to the change in law.

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

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

The following table sets forth our results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$30,914	$29,221	75.5%	69.7%
Installment interest and fees	5,771	8,831	14.1%	21.0%
Other	4,254	3,901	10.4%	9.3%

Total revenues	40,939	41,953	100.0%	100.0%

Operating expenses
Salaries and benefits	9,120	9,130	22.3%	21.8%
Provision for losses	10,970	15,115	26.8%	36.0%
Occupancy	4,713	4,673	11.5%	11.1%
Depreciation and amortization	524	500	1.3%	1.2%
Other	3,243	3,646	7.9%	8.7%

Total operating expenses	28,570	33,064	69.8%	78.8%

Gross profit	12,369	8,889	30.2%	21.2%

Regional expenses	3,036	2,195	7.4%	5.2%
Corporate expenses	5,373	4,499	13.1%	10.7%
Depreciation and amortization	441	443	1.1%	1.1%
Interest expense	599	332	1.5%	0.8%
Other expense (income), net	(254)	211	(0.6)%	0.6%

Income from continuing operations before income taxes	3,174	1,209	7.7%	2.8%
Provision for income taxes	1,325	566	3.2%	1.3%

Income from continuing operations	1,849	643	4.5%	1.5%
Loss from discontinued operations, net of income tax	192	1,673	0.5%	4.0%

Net income (loss)	$1,657	$(1,030)	4.0%	-2.5%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2012 and 2013:

	Three Months Ended
	September 30,
	2012	2013
Financial Services Branch Information:
Number of branches, beginning of period	466	432
De novo branches opened	2
Branches closed	(2)

Number of branches, end of period	466	432

Average number of branches open during period (excluding branches reported as discontinued operations)	428	432

Average revenue per branch (in thousands)	$91	$93

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$208,519	$199,068
Average loan (principal plus fee)	380.38	385.61
Average fees per loan	57.37	59.07
Average fee rate per $100	17.76	18.09

Installment Loans:
Installment loan volume (in thousands)	$11,360	$16,349
Average loan (principal)	642.83	753.12
Average term (days)	203	249

Income from Continuing Operations. For the three months ended September 30, 2013, income from continuing operations was $643,000 compared to $1.8 million for the same period in 2012. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for three months ended September 30, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$30,914	$29,221	75.5%	69.7%
Installment loan fees	5,771	8,831	14.1%	21.0%
Credit service fees	1,811	1,690	4.4%	4.0%
Check cashing fees	744	671	1.8%	1.6%
Title loan fees	764	129	1.9%	0.3%
Open-end credit fees	330	739	0.8%	1.8%
Other fees	605	672	1.5%	1.6%

Total	$40,939	$41,953	100.0%	100.0%

Revenues totaled $42.0 million in third quarter 2013 compared to $40.9 million in third quarter 2012, an increase of $1.1 million or 2.7%. The increase is due to higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012, partially offset by reduced payday loan fees as a result of increased competition.

Revenues from our payday loan product represent our largest source of revenues and were approximately 69.7% of total revenues for the three months ended September 30, 2013. With respect to payday loan volume, we originated approximately $199.1 million in loans during third quarter 2013, which was a decline of 4.5% from the $208.5 million during third quarter 2012. This decline is primarily attributable to the decline in payday loan volume from our Financial Services segment resulting from, among other things, the slow economic recovery, migration to other company products and competition.

The average payday loan (including fee) totaled $385.61 in third quarter 2013 versus $380.38 during third quarter 2012. Average fees received from customers per loan increased from $57.37 in third quarter 2012 to $59.07 in 2013.

Revenues from installment loan fees totaled $8.8 million in third quarter 2013 compared to $5.8 million in the prior year’s third quarter, an increase of $3.0 million or 51.7%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans and other sources totaled $4.3 million and $3.9 million for the three months ended September 30, 2012 and 2013, respectively. The decline in revenues reflects the reduced demand for these products.

Operating Expenses. Total operating expenses increased $4.5 million, from $28.6 million during third quarter 2012 to $33.1 million in third quarter 2013. Total operating costs, exclusive of loan losses, increased from $17.6 million during third quarter 2012 to $17.9 million in third quarter 2013. The increase was primarily attributable to new marketing initiatives and higher bank-related charges.

The provision for losses increased from $11.0 million in third quarter 2012 to $15.1 million during third quarter 2013. Our loss ratio was 26.8% in third quarter 2012 compared to 36.0% in third quarter 2013. The higher loss ratio is primarily related to a higher rate of returned items in third quarter 2013 versus third quarter 2012. Our charge-offs as a percentage of revenues were 54.3% during third quarter 2013 compared to 41.0% during third quarter 2012. This increase is primarily related to the introduction of electronic collateralization of loans (in lieu of checks), the seasoning of our newer, higher-dollar installment products and the prolonged economic recovery. Our collections as a percentage of charge-offs were 41.2% during third quarter 2013 compared to 42.2% during third quarter 2012. In addition, we received cash of approximately $205,000 from the sale of certain payday loan receivables during third quarter 2013 that had previously been written off compared to $177,000 during third quarter 2012.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended September 30, 2012 and 2013.

	Gross Profit		Gross Margin %
Operating Segment	2012	2013	2012	2013
	(in thousands)

Financial Services	$11,970	$8,789	30.8%	21.9%
E-Lending	399	100	18.8%	5.3%

Total	$12,369	$8,889	30.2%	21.2%

Gross profit declined by $3.5 million, or 28.2%, from $12.4 million in third quarter 2012 to $8.9 million in third quarter 2013. The decrease in gross profit quarter-to-quarter was primarily attributable to the increase in losses as noted above.

Regional and Corporate Expenses. Regional and corporate expenses declined from $8.4 million in third quarter 2012 to $6.7 million in third quarter 2013. The improvement is primarily attributable to reduced salaries and performance-based compensation quarter-to-quarter.

Interest Expense. Interest expense declined by approximately $267,000 from $599,000 during third quarter 2012 to $332,000 during third quarter 2013. The decline was a result of lower average debt balances.

Income Tax Provision. The effective income tax rate for the third quarter 2013 was 46.8% compared to 41.7% in the prior year’s third quarter. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

The following table sets forth our results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$88,463	$83,245	76.8%	71.0%
Installment interest and fees	14,403	22,707	12.5%	19.4%
Other	12,302	11,234	10.7%	9.6%

Total revenues	115,168	117,186	100.0%	100.0%

Operating expenses
Salaries and benefits	26,775	26,790	23.2%	22.9%
Provision for losses	23,907	32,973	20.8%	28.1%
Occupancy	13,781	13,831	12.0%	11.8%
Depreciation and amortization	1,604	1,586	1.4%	1.4%
Other	8,823	9,594	7.6%	8.1%

Total operating expenses	74,890	84,774	65.0%	72.3%

Gross profit	40,278	32,412	35.0%	27.7%

Regional expenses	8,986	7,461	7.8%	6.4%
Corporate expenses	15,380	14,933	13.4%	12.7%
Depreciation and amortization	1,427	1,329	1.2%	1.1%
Interest expense	2,112	980	1.8%	0.8%
Other expense (income), net	(1,428)	597	(1.2)%	0.5%

Income from continuing operations before income taxes	13,801	7,112	12.0%	6.2%
Provision for income taxes	5,438	2,937	4.7%	2.5%

Income from continuing operations	8,363	4,175	7.3%	3.7%
Loss from discontinued operations, net of income tax	49	2,851	0.1%	2.5%

Net income	$8,314	$1,324	7.2%	1.2%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended September 30,
	2012	2013
Financial Services Branch Information:
Number of branches, beginning of period	482	466
De novo branches opened	6	5
Branches closed	(22)	(39)

Number of branches, end of period	466	432

Average number of branches open during period (excluding branches reported as discontinued operations)	426	431

Average revenue per branch (in thousands)	$256	$260

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$598,203	$560,498
Average loan (principal plus fee)	379.86	384.66
Average fees per loan	57.53	59.15
Average fee rate per $100	17.85	18.17

Installment Loans:
Installment loan volume (in thousands)	$27,834	$38,759
Average loan (principal)	600.50	693.54
Average term (days)	192	234

Income from Continuing Operations. For the nine months ended September 30, 2013, income from continuing operations was $4.2 million compared to $8.4 million for the same period in 2012. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for nine months ended September 30, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$88,463	$83,245	76.8%	71.0%
Installment loan fees	14,403	22,707	12.5%	19.4%
Credit service fees	5,166	4,759	4.5%	4.1%
Check cashing fees	2,480	2,175	2.2%	1.9%
Title loan fees	2,133	676	1.9%	0.6%
Open-end credit fees	662	1,742	0.6%	1.5%
Other fees	1,861	1,882	1.5%	1.5%

Total	$115,168	$117,186	100.0%	100.0%

For the nine months ended September 30, 2013, revenues were $117.2 million, an increase of 1.7% from $115.2 million during the nine months ended September 30, 2012. The increase was due to higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012, partially offset by reduced payday loan fees as a result of increased competition.

Revenues from our payday loan product represent our largest source of revenues and were approximately 71.0% of total revenues for the nine months ended September 30, 2013. With respect to payday loan volume, we originated approximately $560.5 million in loans during nine months ended September 30, 2013, which was a decrease of 6.3% from the $598.2 million during the same period in 2012. The average payday loan (including fee) totaled $384.66 during first nine months of 2013 versus $379.86 in comparable 2012. Average fees received from customers per loan increased from $57.53 during first nine months of 2012 to $59.15 during first nine months of 2013. In our Financial Services branches, our average fee rate per $100 for the first nine months of 2013 was $18.17 compared to $17.85 in 2012.

Our installment loan revenues increased $8.3 million, primarily as a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans and other sources totaled $11.2 million during first nine months of 2013, down approximately $1.1 million from $12.3 million during the same period in the prior year, generally reflecting reduced demand for the various products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during fourth quarter 2013 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. We will continue to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2013 and beyond.

Operating Expenses. Total operating expenses increased by $9.9 million, from $74.9 million during first nine months of 2012 to $84.8 million during first nine months of 2013. Total operating costs, exclusive of loan losses, increased from $51.0 million during first nine months of 2012 to $51.8 during first nine months of 2013. This increase was attributable to new marketing initiatives and higher bank-related charges.

The provision for losses increased from $23.9 for the nine months ended September 30, 2012 to $33.0 million for the nine months ended September 30, 2013. Our loss ratio was 20.8% during first nine months of 2012 versus 28.1% during first nine months of 2013. The increase in the loss ratio from 2012 to 2013 was primarily attributable to a higher rate of returned items in the current year versus prior year. The higher rate of returned items is primarily related to the introduction of electronic collateralization of loans (in lieu of checks), the seasoning of our newer, higher-dollar installment products and the prolonged economic recovery. Our charge-offs as a percentage of revenue were 48.3% during nine months ended September 30, 2013 compared to 38.6% during the same period in 2012. Our collections as a percentage of charge-offs were 45.1% during first nine months of 2013 compared to 48.5% during first nine months of 2012. In addition, we received cash of approximately $483,000 from the sale of certain payday loan receivables during nine months ended September 30, 2013 that had previously been written off compared to $457,000 during the same period in 2012.

Our loss ratio for the nine months ended September 30, 2013 was higher than historical averages, partly due to the introduction of new products and technology, as well as the delay during first quarter 2013 in tax return processing by the Internal Revenue Service (which we believe affected our customers’ cash flow planning). We expect the loss ratio in the fourth quarter of 2013 to skew modestly higher than historical averages given our continued emphasis on new products and implementation of technology to enhance the customer experience.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the nine months ended September 30, 2012 and 2013.

	Gross Profit		Gross Margin %
Operating Segment	2012	2013	2012	2013
	(in thousands)

Financial Services	$38,588	$31,484	35.4%	28.1%
E-Lending	1,690	928	27.6%	17.6%

Total	$40,278	$32,412	35.0%	27.7%

Gross profit was $32.4 million during nine months ended September 30, 2013 versus $40.3 million in the same period of the prior year. The decrease period-to-period was primarily attributable to revenue declines in our Financial Services segment and the increase in our provision for losses as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $24.4 million for the nine months ended September 30, 2012 to $22.4 million for the nine months ended September 30, 2013. The results for the nine months ended September 30, 2013, includes approximately $525,000 in severance and related costs in connection with a restructuring necessitated by declining loan volumes over the past few years as a result of shifting customer demand, the sluggish economy, regulatory changes and increasing competition in the short-term credit industry. The results for the nine months ended September 30, 2012, included a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. Exclusive of the 2013 severance and related costs and the 2012 non-recurring gain, the decline in expenses period-to-period reflects reduced salaries and performance-based incentive compensation, as well as lower governmental affairs expenditures.

Interest Expense. Interest expense decreased by approximately $1.1 million from $2.1 million during nine months ended September 30, 2012 to $1.0 million during nine months ended September 30, 2013. The decline was a result of lower average debt balances.

Other Expense (Income), Net. We reported $597,000 of other expense during nine months ended September 30, 2013, compared to other income of $1.4 million in the same prior year period. This change reflects the current year losses arising from the recourse provision included in the fourth quarter 2012 agreement to sell the majority of our automobile loans receivable. The results for the nine months ended September 30, 2012 included the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with our acquisition of Direct Credit in September 2011.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2013 was 41.3% compared to 39.4% in the same period of the prior year. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings. We expect our effective tax rate for 2013 to be in the range of 40.0% to 42.0%.

Discontinued Operations. In 2012, we closed 20 branches that were not consolidated into nearby branches and we decided to close 38 branches during the first half of 2013. These branches are reported as discontinued operations in the Consolidated Statements of Operations and related disclosures in the accompanying notes for all periods presented.

In September 2013, we approved a plan to discontinue our automotive business. The operating environment for our automotive business has become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business in order to focus on our consumer lending operations in the U.S. and Canada. It is anticipated that the automotive business, including its customer receivables, inventories and other assets, will be sold or liquidated during fourth quarter 2013. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense. Interest expense was allocated to the automotive business based on the amount of net funds advanced to the automotive business at our corporate cost of funds.

Associated with this decision we recorded a non-cash loss of $2.6 million during third quarter 2013 on the expected disposal of the automotive business. This non-cash loss is included as a component of discontinued operations for the three and nine months ending September 30, 2013 in the Consolidated Statements of Operations. Approximately $1.9 million, of this charge is an estimated non-cash fair-value adjustment to customer loans receivable, reflecting the currently anticipated resale values of the loans receivable. In addition, we recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $680,000. At this time, we cannot currently estimate future cash expenditures related to the disposal, although such amounts are expected to be relatively insignificant in relation to the total expected charges. We expect to continue operating the automotive business while seeking to sell it, or its individual assets.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2012 and 2013 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Total revenues	$8,121	$4,631	$25,482	$13,175

Operating expenses	8,140	6,319	24,731	15,341

Gross profit (loss)	(19)	(1,688)	751	(2,166)
Other, net	(335)	(1,006)	(1,189)	(2,424)

Loss before income taxes	(354)	(2,694)	(438)	(4,590)
Income tax benefit	162	1,021	389	1,739

Loss from discontinued operations	$(192)	$(1,673)	$(49)	$(2,851)

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2013
Cash flows provided by (used for):
Operating activities	$10,805	$5,429
Investing activities	(485)	(1,914)
Financing activities	(12,164)	(3,445)
Effect of exchange rate on cash and cash equivalents	58	(59)

Net increase (decrease) in cash and cash equivalents	(1,786)	11

Cash and cash equivalents, beginning of year	17,738	14,124

Cash and cash equivalents, end of period	$15,952	$14,135

Cash Flow Discussion. Our primary source of liquidity is cash provided by operations. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks that provides for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. The credit facility matures on September 30, 2014. In connection with this refinancing transaction, we issued a total of $3 million in subordinated notes to our two largest shareholders. As of September 30, 2013, the balance of the revolving credit facility and the subordinated notes was $24.8 million and $3.2 million, respectively.

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2013, we were not in compliance with one of our financial covenants (minimum consolidated EBITDA) as set forth in the credit agreement. On November 12, 2013, we entered into an amendment to the credit agreement to (i) reduce the maximum amount available under the revolving credit facility from $27 million to $18 million; (ii) convert $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013; (iii) eliminate the minimum consolidated EBITDA requirement through the term of the facility; (iv) allow for the sale of certain assets from our automobile business, which include certain receivables, automobile inventory, equipment and real estate, provided that the greater of $3 million or 50% of the net proceeds is used to reduce the outstanding principal balance of the new term loan; and (v) allow for an increase in subordinated debt. The amendment also prohibits the payment of dividends and repurchase of the Company’s common stock through the maturity of the facility on September 30, 2014.

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

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligations, and anticipated share repurchases for the foreseeable future. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, we may be forced to seek additional financing, restrict growth of the long-term installment loan product, reduce operating expenses, pursue the sale of certain assets or consider other alternatives designed to enhance liquidity.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $5.4 million compared to $10.8 million during nine months ended September 30, 2012. The decline in net income period-to-period was offset by changes in working capital items, partly due to reductions in performance-based accruals in 2013 compared to 2012.

Investing activities for each period were as follows:

•	Net cash used by investing activities for the nine months ended September 30, 2013 was $1.9 million which included $2.0 million for capital expenditures. The capital expenditures included $577,000 for renovations and technology upgrades to existing branches, $401,000 for technology and other furnishings at the corporate office and $114,000 to open five de novo branches.

•	Net cash used by investing activities for the nine months ended September 30, 2012 was $485,000 which included $2.3 million in capital expenditures that was partially offset by proceeds of $739,000 from the settlement of a life insurance policy and a $1.1 million change in the restricted cash balance. The capital expenditures primarily included $906,000 for technology and other furnishings at the corporate office and $979,000 for technology improvements with respect to Direct Credit. The change in the restricted cash balance was a result of the payment of $1.9 million for a legal settlement in Missouri partially offset by an increase in amounts required to be held pursuant to state licensing requirements.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the nine months ended September 30, 2013 was $3.5 million, which primarily consisted of $14.0 million in repayments of indebtedness under the revolving credit facility, $2.7 million in dividend payments to stockholders and $504,000 for the repurchase of 158,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $13.8 million under the revolving credit facility.

•	Net cash used for financing activities for the nine months ended September 30, 2012 was $12.2 million, which primarily consisted of $21.8 million in repayments of indebtedness under the revolving credit facility, $17.2 million in repayments on the term loan, $2.7 million in dividend payments to stockholders and $792,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $30.2 million under the revolving credit facility.

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

Future Capital Requirements. We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2013. Expected short-term uses of cash include funding of any increases in payday and installment loans, debt repayments, interest payments on outstanding debt, financing of new branch expansion and small acquisitions, if any, and development of an Internet lending platform in the United States.

We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, we may be forced to seek additional financing, restrict growth of the long-term installment loan product, reduce operating expenses, pursue the sale of certain assets or consider other alternatives designed to enhance liquidity.

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the revolving portion of the credit agreement was reduced from $27 million to $18 million when we entered into an amendment to the credit agreement in November 2013.

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. In connection with the amendment to our credit agreement dated November 12, 2013, we are prohibited from paying any dividends through the maturity of the credit agreement on September 30, 2014.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2013, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015. In connection with the amendment to our credit agreement dated November 12, 2013, we are prohibited from repurchasing Company stock through the maturity of the credit agreement on September 30, 2014.

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

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. In 2014, we plan to offer these products to customers in additional states, to the extent permitted by state laws and regulations. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk. Our short-term lending branches located in the states of Missouri, California and Kansas represented approximately 24%, 17% and 5%, respectively, of total revenues for the nine months ended September 30, 2013. Our short-term lending branches located in the states of Missouri, California, Kansas, New Mexico and Illinois represented approximately 34%, 16%, 7%, 5% and 5%, respectively, of total gross profit for the nine months ended September 30, 2013. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

•	The Arizona payday loan statutory authority expired by its terms on June 30, 2010, and the expiration of this law had a significant adverse effect on the revenues and profitability of our Arizona branches. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million respectively, from the same period in the prior year. Prior to the expiration of the Arizona payday loan law, branches in Arizona accounted for more than 5% of our revenues and gross profits.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively impacted revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues and a more significant decline in gross profit, depending on the types of alternative products that competitors may offer within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. In 2012, our revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Revenues and gross profit in Illinois have improved in 2013 over 2012, but will not return to levels experienced prior to the change in law.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2012 and September 30, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $1.9 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2012 and $220,000 as of September 30, 2013. The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Allowance for loan losses	2012	2013	2012	2013

Balance, beginning of period	$60	$160	$90	$100
Charge-offs	(879)	(914)	(2,393)	(2,356)
Recoveries	215	105	699	434
Provision for losses	684	869	1,684	2,042

Balance, end of period	$80	$220	$80	$220

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the third quarter 2013 in any cases material to the Company as reported in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the third quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 – July 31	—	$—	—	$3,947,187
August 1 – August 31	7,860	2.53	7,860	3,927,301
September 1 – September 30	20,879	2.51	20,879	3,874,895

Total	28,739	$2.52	28,739	$3,874,895

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of September 30, 2013, we have repurchased 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program. In connection with the amendment to our credit agreement dated November 12, 2013, we are prohibited from repurchasing Company stock through the maturity of the credit agreement on September 30, 2014.

Item 6.	Exhibits

10.1	Third Amendment Agreement (to Credit Agreement) dated November 12, 2013 amount QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are party thereto.

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 13, 2013.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)