Form 10-K
period 2013-12-31
QC Holdings, Inc.
filed 2014-03-13
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2013 was $13.6 million.

Shares outstanding of the registrant’s common stock as of February 28, 2014: 17,486,591

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2013

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

Overview

QC Holdings, Inc. and its subsidiaries provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in the state of Kansas in 1998 and have provided various retail consumer products and services during our 29-year history.

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit).

In December 2013, we sold our automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business, primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. The Buyer also hired a significant number of our automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by us. We also entered into a lease agreement with Buyer for the one location that we own. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit. The automotive business was previously accounted for as a reportable segment.

During the fourth quarter of 2013, we evaluated our operating segments and implemented changes to align our operating segments with how we manage the business and view the markets we serve. We organize and report on our business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes our retail branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. We evaluate the performance of our reportable segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following table sets forth the revenue and percentage of total revenue for each reportable segment.

	Year Ended December 31,			Year Ended December 31,
	2011	2012	2013	2011	2012	2013
	(in thousands)			(percentage of revenues)
Revenues:

Branch Lending (a)	$143,954	$137,704	$133,199	98.7%	92.5%	87.6%
Centralized Lending (b)		3,087	11,556		2.1%	7.6%
E-Lending	1,903	8,068	7,227	1.3%	5.4%	4.8%

Total	$145,857	$148,859	$151,982	100.0%	100.0%	100.0%

The following table summarizes our gross profit (loss), gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of each reportable segment for the years ended December 31, 2012 and 2013.

		Gross Profit (Loss)		Gross Margin %		Loss Ratio
Reportable Segment	Branches	2012	2013	2012	2013	2012	2013
		(in thousands)

Branch Lending (a)	397	$50,567	$41,544	36.7%	31.2%	20.3%	24.4%
Centralized Lending (b)		581	1,472	18.8%	12.7%	60.1%	74.9%
E-Lending		1,844	571	22.9%	7.9%	34.8%	45.3%

Total		$52,992	$43,587	35.6%	28.7%	21.9%	29.2%

(a)	Excludes 35 branches that are scheduled to close during first half of 2014.
(b)	The year ending December 31, 2013 amount includes centrally underwritten open-end credit revenues and gross profit in Kansas.

Branch Lending

Revenues from our Branch Lending segment are primarily derived by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. We operated 432 short-term lending branches in 23 states as of December 31, 2013. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. For our locations in Texas, we began operating as a Credit Service Organization (CSO) in September 2005 on behalf of consumers in accordance with Texas laws. As a CSO, we charge a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

We entered the payday loan industry in 1992, and believe that we were one of the first companies to offer the payday loan product in the United States. We have served the same customer base since 1984, beginning with a rent-to-own business and continuing with check cashing services in 1988. We sold our rent-to-own branches in 1994.

Since 1998, we have been primarily engaged in the business of providing payday loans through our branch network in the United States, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks. The payday loans are collateralized either by a check from the customer (for the principal amount of the loan plus a specified fee), ACH authorization or a debit card. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check, ACH or debit card to be presented to the bank for collection. The fee for payday loans in the United States varies from state to state, based on applicable regulations, and generally ranges from $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. Based on the cost structure required to operate a storefront location, we spend approximately $10 to $11 per $100 borrowed, exclusive of loan losses. As a result, in states where a fee cap below that cost level is mandated, without additional fees, we are unable to operate at a profit.

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

In response to changes in the overall market and unfavorable legislation in several states, we have closed a significant number of branches over the last five years. During this period, we opened 20 de novo branches and closed 173 branches. The following table sets forth our de novo branch openings, branch acquisitions and branch closings since January 1, 2009.

	2009	2010	2011	2012	2013
Beginning branch locations	585	556	523	482	466
De novo branches opened during year	3	1	2	8	6
Branches closed during year (a)	(32)	(34)	(43)	(24)	(40)

Ending branch locations (b)	556	523	482	466	432

(a)	In December 2010, we announced that we would close 21 branches during the first half of 2011 as a result of the negative impact from changes in payday lending laws in Arizona, Washington and South Carolina. In 2011, we closed 18 of the branches and decided that the remaining 3 branches would remain open. These 18 branches are included in the 2011 total for branches closed during the year. In December 2012, we decided that we would close 38 branches during first half of 2013. These 38 branches are included in the 2013 total for branches closed during the year.
(b)	In December 2013, we approved the closure of 35 branches during first half of 2014. The ending branch number for 2013 includes these 35 branches; however, these branches are included as part of discontinued operations during 2013.

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

We evaluate opportunities for product and geographic diversification and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy when evaluating possible businesses. During 2014, we do not expect to open any de novo branches.

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

During 2013, we closed two of our lower performing branches by consolidating each of those branches into a nearby branch. In addition, we approved the closure of 35 underperforming branches during first half of 2014, the majority of which are located in Arizona, Colorado, South Carolina, Virginia and Washington, where we have been subject to unfavorable changes to payday loan laws in recent years. We recorded approximately $364,000 in pre-tax charges during 2013 associated with these planned closures. The charges included a $247,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs, $32,000 in severance and benefit costs and $11,000 for other costs. The charges recorded in 2013 do not include lease termination and severance costs associated with the 35 branches that are scheduled to close during first half of 2014 as notification to the landlords and employees are expected to occur in first quarter 2014.

During 2012, we closed 24 branches in various states (which included four branches that were consolidated into nearby branches). In addition, we decided to close 38 underperforming branches during first half of 2013, the majority of which are located in South Carolina, Washington and Colorado. We recorded approximately $699,000 in pre-tax charges during 2012 associated with these planned closures. The charges included a $398,000 loss for the disposition of fixed assets, $263,000 for lease terminations and other related occupancy costs and $38,000 for other costs.

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

During 2009, we closed 32 branches in various states (which included six branches that were consolidated into nearby branches). As a result of these closings, we recorded approximately $1.7 million in pre-tax charges during 2009 to reflect fixed asset write-offs and termination of lease obligations.

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

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where legislative and regulatory changes have occurred. To the extent that we close branches during 2014, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Centralized Lending

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. We adhere to more stringent underwriting criteria for installment loans than for short-term consumer loans, running credit reports for all centrally approved installment loan customers. The process for obtaining an installment loan is similar to that of obtaining a payday loan. Our customers submit applications in person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information are forwarded to our central underwriting department for approval. As of December 31, 2013, we offered signature loans and/or auto equity loans to customers in Arizona, California, Idaho, Missouri, New Mexico and Utah.

E-Lending

The E-Lending segment includes our Internet lending operations in the United States and Canada. On September 30, 2011, through a wholly-owned subsidiary, QC Canada Holdings Inc., we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based lending platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing product offerings and distribution, as well as expanding our presence into international markets. In December 2013, we began offering short-term loans via the Internet to customers in Missouri, Utah and Texas.

Industry Background

We operate in the consumer finance industry serving a large population of consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. Furthermore, difficult economic conditions in recent years have resulted in an increase in the number of under-banked consumers in the United States.

Our customers typically are middle-income, middle-educated individuals who are a part of a young family. Research studies by the industry and academic economists, as well as information from our customer database, have confirmed the following about our customers:

•	more than half earn between $25,000 and $50,000 annually;

•	the majority are under 45 years old;

•	more than half have attended college, and one in five has a bachelor’s degree or higher;

•	more than 40% are homeowners, and about half have children in the household; and

•	all have steady incomes and all have checking accounts.

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association (CFSA), industry analysts estimate that the industry has approximately 17,800 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2013, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $15.9 billion to their customers during 2013. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically. Industry analysts have suggested that the volume of short-term loans transacted over the Internet will exceed the volume through bricks-and-mortar locations within the next three to five years.

We believe the payday loan industry is highly fragmented, with the larger companies operating approximately 50% of the total industry branches. After a number of years of growth, the industry has contracted slightly in the past few years, primarily due to changes in laws that govern the payday product. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future.

We believe that our customers choose the payday loan product because it is quick, convenient and, in many instances, a lower-cost or more suitable alternative for the customer than the other available alternatives such as overdraft protection, credit cards, credit union loans or savings accounts.

Installment lending to under-banked and other non-prime consumers is also a highly fragmented sector of the consumer finance industry. We believe that installment loans are provided through more than 5,000 individually-licensed finance company branches in the United States. Providers of installment loans, generally offer loans with longer terms and lower interest rates than other alternatives available to under-banked consumers, such as payday, title, and pawn loans.

Consumer finance companies that provide installment loans generally make loans to individuals of up to $10,000 with maturities of one to five years. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or when appropriate to meet the borrower’s needs. As a result of their higher credit standards and specific collateral requirements, commercial banks and savings and loans institutions typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies. Consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs, as well as for the increased loan administration and collection costs.

Our Services

Our primary business is offering payday loans through our network of branches in the United States and over the Internet in the United States and in Canada through our subsidiary Direct Credit. In addition, we offer other consumer financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders.

The following table sets forth the percentage of total revenue for the services we provide.

	Year Ended December 31,			Year Ended December 31,
	2011	2012	2013	2011	2012	2013
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$113,987	$115,428	$108,399	78.1%	77.5%	71.3%
Installment loan fees	14,536	18,308	29,892	10.0%	12.3%	19.7%
Credit service fees	7,194	6,731	6,192	4.9%	4.5%	4.1%
Check cashing fees	3,353	2,887	2,594	2.3%	1.9%	1.7%
Title loan fees	4,552	2,678	789	3.1%	1.8%	0.5%
Open-end credit fees	8	528	1,861	0.0%	0.4%	1.2%
Other fees	2,227	2,299	2,255	1.6%	1.6%	1.5%

Total	$145,857	$148,859	$151,982	100.0%	100.0%	100.0%

Payday Loans

To obtain a payday loan from one of our branch locations, a customer must complete a loan application, provide a valid identification, maintain a personal checking account, have a source of income sufficient to loan some amount to the customer, and not otherwise be in default on a loan from us. Upon completion of a loan application, the customer signs a promissory note with a maturity of generally two to three weeks. The loan is collateralized by a check (for the principal amount of the loan plus a specified fee), ACH authorization or a debit card. The fees we charge on payday loans vary by state but typically range from $15 to $20 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check, ACH or debit card to be presented to the bank for collection.

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

To obtain a payday loan from us via the Internet, our customers fill out and digitally sign an online application and submit a digital copy of their most recent bank statement. The online credit application gives the customer a pre-approval decision and conditional credit limit. Following the digital receipt of the customer’s bank statement, final approval and loan initiation can be completed in as little as 15 minutes. With respect to the underwriting process, we maintain a set of criteria that all applicants must meet and we use internal screening tools during the account origination process to evaluate an applicant’s credit worthiness.

Once the application information has been verified and approved, we will fund the customer in one of two ways: email money transfer or ACH payment. Most customers in Canada receive their funds via email money transfer. Our subsidiary in Canada is the only large-scale lender with an enterprise-level system to distribute funds automatically through the Canadian email money transfer network, which deposit funds into a customer’s account in under 30 minutes. For customers who cannot receive an email money transfer, we fund their loans through the ACH networks and the funds are available in customers’ bank accounts in approximately one banking day.

During 2013, approximately 90.8% of our U.S. payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check. With respect to the remaining 9.2% of U.S. payday loan volume, we presented the customer’s check to the bank for payment of the payday loan. Approximately 26.4% of items presented to the bank were collected and approximately 73.6% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 6.8% of total loan volume. If a customer’s check is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2013, our efforts resulted in approximately 55.1% collection of the returned items, which includes cash received totaling $540,000 for the sale of older debt. As a result, our overall provision for payday loan losses during 2013 was approximately 3.1% of total payday loan volume (including Internet lending). On average, our overall provision for payday loan losses has historically ranged from 2% to 5% of total payday loan volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2013, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 17 days for the year ended December 31, 2011 and 18 days for each of the years ended December 31, 2012 and 2013.

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

Installment Loans

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from 12 to 48 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed and the term of the loan. As of December 31, 2013, we offered our installment loan products to customers in 200 of our branches in 11 of the 23 states in which we operate.

The following table summarizes our revenue from each type of installment loan product originated during 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Branch-Based	$14,536	$15,221	$18,818
Signature		2,894	10,140
Auto Equity		193	934

Total	$14,536	$18,308	$29,892

We offer branch-based installment loans to customers in eight states across our branch network. Branch-based installment loans are very similar to payday loans in principal amount, fees and interest, but allow the customer to repay the loan in bi-weekly installments. The loans are not centrally underwritten and have much smaller balances and higher interest rates than our signature and auto equity installment loans. In 2013, branch-based installment loans accounted for 12.4% of revenue and were offered in 103 locations.

Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2013, the average principal amount of a signature loan was $1,834 and the average term was 20 months. In 2013, our signature loans accounted for 6.7% of revenue and were offered in over 200 locations in Arizona, California, Idaho, New Mexico and Utah.

The process for obtaining a signature or auto equity installment loan is similar to that of obtaining a payday loan. Our customers submit applications in-person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information is forwarded to our central underwriting department for review. We adhere to more stringent underwriting criteria for installment loans than for short-term consumer loans, running credit reports on all applications submitted.

Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2013, the average principal amount of an auto equity loan was $3,300 and the average term was 30 months. As of December 31, 2013, we offered auto equity loans to customers at 138 branches in Arizona, California, Idaho, New Mexico and Utah.

Other Financial Services

We also offer other consumer financial services, such as credit services, check cashing services, title loans, open-end credit, money transfers and money orders. Together, these other financial services constituted 11.9%, 10.2% and 9.0% of our revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

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

We offered check cashing services in 372 of our 432 branches as of December 31, 2013. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.8%, 2.7% and 2.7% of the face amount of the check in 2011, 2012 and 2013, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 87 branches as of December 31, 2013.

We are also an agent for the transmission and receipt of wire transfers for MoneyGram. Through this network, our customers can transfer funds electronically to more than 334,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer MoneyGram money orders.

In Virginia, we currently offer the open-end credit product through a limited number of branches. The open-end credit product is very similar to a credit card as the customer is granted a grace period of 25 days to repay the loan without incurring any interest. Further, we are responsible for providing the borrower with a monthly statement and we require the borrower to make a monthly payment based on the outstanding balance. In addition to interest earned on the outstanding balance, the open-end credit product also includes a monthly membership fee.

Business Strategy

We historically have expanded our business by opening de novo branches and through acquisitions. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. From 1999 through 2013, we acquired 241 short-term lending branches. We review and evaluate acquisitions as they are presented to us. Because of our position in the industry, potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more.

In recent years, we have reversed the growth of our branch network and closed stores that were unprofitable. We have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network. In addition, we continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 2013, we began piloting short-term loans via the Internet to customers in Missouri, Utah and Texas. A viable U.S. Internet presence will complement our branch network by providing our customers an alternative method for accessing our products.

Locations

The following table shows the number of short-term lending branches by state that were open as of December 31 from 2009 to 2013:

	2009	2010	2011	2012	2013
Alabama	12	12	12	13	13
Arizona	36	25	12	11	9
California	77	76	75	74	74
Colorado	11	11	11	10	6
Idaho	15	16	16	16	20
Illinois	24	24	22	21	19
Indiana	1	1	1
Kansas	21	21	21	22	22
Kentucky	11	11	11	11	11
Louisiana	4	4	4	5	6
Mississippi	7	7	7	7	7
Missouri	105	103	101	101	100
Montana	4	1
Nebraska	9	8	8	8	7
Nevada	7	7	7	7	7
New Mexico	18	18	18	18	18
Ohio	18	17	17	16	16
Oklahoma	20	19	19	18	14
South Carolina	62	56	46	33	19
Tennessee				1	1
Texas	16	16	16	16	16
Utah	19	19	18	18	18
Virginia	20	18	17	17	16
Washington	32	26	16	16	6
Wisconsin	7	7	7	7	7

Total (a)	556	523	482	466	432

(a)	For 2010, the total includes 21 branches (primarily in Arizona, Washington and South Carolina) that were scheduled to close during first half of 2011. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open. For 2012, the total includes 38 branches (primarily in South Carolina, Washington, Colorado and Oklahoma) that closed during first half of 2013. For 2013, the total includes 35 branches (primarily in Virginia, Washington and Colorado) that are scheduled to close during first half of 2014.

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

Our short-term lending branches located in the states of Missouri, California, Kansas, Illinois and New Mexico represented approximately 25%, 17%, 6%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2013. Our short-term lending branches located in the states of Missouri, California, Kansas, New Mexico, Illinois and Idaho represented approximately 36%, 17%, 8%, 5%, 5% and 5%, respectively, of total gross profit for the year ended December 31, 2013. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. In 2012, revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. During 2013, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

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

In 2013, our Missouri branches accounted for approximately 25% and 36% of our total revenues and gross profits, respectively. The loss of Missouri revenues and gross profit as a result of passage of a voter initiative precluding payday lending would have a material adverse effect on our results of operation and financial condition.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing function is focused on strategically positioning us as a leader in the short-term lending marketplace as well as creating awareness of our Internet lending operations. Our marketing department oversees digital advertising, email and direct mail offerings to current, former and prospective customers, as well as engages in building and supervising branch-level marketing programs. Branch-level efforts include flyers, coupons, special offers, local direct mail, radio, television or outdoor advertising.

In Canada, our advertising and marketing strategy is designed to produce substantial lead generation through both direct and indirect channels. Direct channels include our websites and through our proprietary database. Our advertising efforts through indirect channels include placing ads on search engines (such as Google and Bing), digital display campaigns, search engine optimization and maintaining a presence in online Yellow Page directories.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, compliance monitoring, record keeping and reporting. We have one primary point-of-sale system utilized by the majority of our branches in the United States as of December 31, 2013. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia branches, we utilize a second point-of-sale system that can accommodate the open-end credit product.

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

We store and process large amounts of personally identifiable information, that consists primarily of customer financial information. We utilize a range of technology solutions and internal controls and procedures, including data encryption, two-factor authentication, secure tunneling and intrusion prevention systems, to protect and restrict access to and use of personal consumer data.

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

Competition

Payday Loan Industry

We offer payday loans through our retail branches in the United States and over the Internet in the United States and Canada. We believe that the primary competitive factors for retail branches in the payday loan industry are location, customer service and mix of products. With respect to Internet lending, the primary competitive factors are advertising to develop leads and customer service (which includes timely distribution of funds after a loan is approved and professional collection efforts). For each distribution type (branches and Internet), the other distribution method is also a competitive factor. Branch-based lending is faced with a growing number of customers migrating to the ease of the online transaction. From an online lending perspective, customers remain rooted to the immediacy of cash-in-hand when the transaction is completed in a branch.

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

Installment Loan Industry

We offer installment loans through certain retail branches in the United States and through our centralized underwriting unit. We believe that competition between installment consumer loan companies occurs primarily on the basis of breadth of loan product offerings, flexibility of loan terms offered and the quality of customer service provided, rather than pricing, as participants in this industry generally charge interest rates and fees at or close to the maximum permitted by applicable laws.

The installment loan industry is highly competitive and fragmented. We compete with both large installment loan companies that have in excess of 1,000 branches and several independent operators with generally less than 100 branches. In addition, we also compete with payday and title loan companies that may offer installment loan products similar to the products we offer.

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

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures that would prohibit or severely restrict payday loans. In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation established the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of February 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

In the past five years, new payday loan laws or substantial amendments to existing payday loan laws have been passed in a number of states that have effectively banned payday lending in that state, have substantially restricted lending in that state or otherwise restricted customer access to payday loans in that state. Adverse legislation has been passed in recent years in Illinois, Ohio, Oregon, South Carolina, Washington, Wisconsin, Virginia and Kentucky. Similarly, a ballot initiative in Montana, which took effect January 1, 2011, had the practical effect of banning payday loans in that state. In October 2007, a new federal law prohibited short-term loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation effectively bans payday lending to the military.

We continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict payday loans. For example, it requires an approximate cost of $10 to $11 per $100 borrowed to operate a storefront location, exclusive of loan losses. As a result, in states where a 36% or lower cap is mandated (which is equivalent to a fee of approximately $1.38 per $100 borrowed), without additional fees, we are unable to operate at a profit. These types of legislative or regulatory actions have had and in the future could have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to expand.

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

We are also subject to the Federal Trade Commission’s Identify Theft and Red Flag Rules. These rules require us to implement a written program designed to detect the red flags of identity theft in our operations. Additionally, our Customer Information Safety and Security Policy and our “Know Your Customer” policy have been adopted to assist us in addressing the protection of private customer information.

Zoning and Other Local Regulation

We are also subject to increasing levels of zoning and other local regulations, such as regulations affecting the granting of business licenses. Certain municipalities have used or are attempting to use these types of regulatory authority to restrict the growth of the payday loan industry. These zoning and similar local regulatory actions can affect our ability to expand in that municipality and may affect a seller’s ability to transfer licenses or leases to us in conjunction with an acquisition. For example, several cities in Texas have passed local ordinances governing certain loan provisions including refinancing and extensions. Since 2011, revenues from our Texas locations have declined by $1.0 million and gross profit has declined by $1.5 million due to the passage of these ordinances.

Employees

On December 31, 2013, we had 1,347 U.S. employees, consisting of 1,165 branch personnel, 80 field managers and 102 corporate office employees. In addition, Direct Credit had 26 employees as of December 31, 2013.

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

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2013, 33 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 17 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn at an annual percentage rate of 36% or lower, which makes offering the payday product in those states unprofitable. An annual percentage rate of 36% is equivalent to a fee of approximately $1.38 per $100 borrowed. During 2013, we made payday loans directly in 20 of these 33 states. In addition, in Texas we operate as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

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

In recent years, including 2013, more than 200 bills have been introduced in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. Legislative changes (or failures to extend payday lending laws) have had a significant adverse effect on our business, revenues and earnings in New Mexico, Arizona, Washington, South Carolina, Illinois, Virginia and certain other states in recent years.

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

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012 that was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative.

In 2013, our Missouri branches accounted for approximately 25% and 36% of our total revenues and gross profits, respectively. The loss of Missouri revenues and gross profit as a result of passage of a voter initiative precluding payday lending would have a material adverse effect on our results of operation and financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, created the Consumer Financial Protection Bureau, or CFPB. The CFPB became operational in 2011.

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

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws to $25,000 per day for reckless violations and $1.0 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or a state attorney general believes we have violated the foregoing laws or regulations, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

The CFPB can effect changes to consumer lending practices informally through the examination process, which can have an adverse effect on our operations.

The CFPB can effect changes to payday and other consumer lending practices through the examination process, and has already done so with us as a result of the CFPB’s 2012 examination of our payday lending compliance programs. We are expending substantial amounts of management time and cash resources to comply with the requirements of the CFPB that came out of that initial examination, primarily with respect to monitoring compliance with federal consumer lending laws. We anticipate that we will continue to expend substantial amounts of time and money to monitor compliance with federal consumer lending laws. There is also the risk that the CFPB could effect substantive changes to payday and other consumer lending businesses through the examination process under its broad mandate to regulate consumer financial lending.

We believe that other payday lenders are experiencing similar compliance costs and changes to lending practices as a result of the CFPB, and the industry may face a greater risk of informal regulation through the examination process than through formal CFPB rulemaking.

Litigation and regulatory actions directed toward our industry or us could adversely affect our operating results.

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

Additionally, regulatory actions taken with respect to one financial service that we offer could negatively affect our ability to offer other financial services. For example, if we were the subject of regulatory action related to our check cashing, title loans or other products, such regulatory action could adversely affect our ability to maintain our licenses for payday lending. Moreover, the suspension or revocation of our license or other authorization in one state could adversely affect our ability to maintain licenses in other states. Accordingly, a violation of a law or regulation in otherwise unrelated products or jurisdictions could affect other parts of our business and adversely affect our business and operations as a whole.

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

While many courts, particularly federal courts, have concluded that the Federal Arbitration Act requires the enforcement of arbitration agreements containing class action waivers of the type we use, in cases involving other parties, some state courts have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. While the U.S. Supreme Court has continued to hand down opinions validating the Federal Arbitration Act and its purposes, state trial courts and appellate courts continue to ignore the mandates of the Supreme Court and invalidate or limit arbitration clauses in many reported consumer cases. As a result, we continue to expend substantial legal resources in certain jurisdictions defending our arbitration provisions in lending contracts.

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

Our branches operate in 23 states. For the year ended December 31, 2013, branches located in Missouri, California and Kansas represented approximately 48% of our total revenues and 61% of our total gross profit. Revenues from branches located in Missouri and California represented 25% and 17%, respectively, of our total revenues for the year ended December 31, 2013. Gross profit from branches in Missouri and California represented 36% and 17%, respectively, of our total gross profit for the year ended December 31, 2013. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions, including the legislative, regulatory, ballot referendum or litigation risks discussed above, in the markets in which we operate could lead to a reduction in demand for our payday loans, a decline in our revenues or an increase in our provision for doubtful accounts, any of which could result in a deterioration of our financial condition.

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

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that negatively affects revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. If this initiative is placed on the ballot in 2014 and the measure passes, we would be unable to operate our payday loan branches in Missouri at a profit and be forced to close our branches in the state.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing short-term consumer loans. We also provide certain related services, such as check cashing, title loans, credit services, open-end credit, debit cards, money transfers and money orders, which accounted for approximately 9% of our revenues in 2013. In 2011, we entered the Canadian Internet payday lending market with our acquisition of Direct Credit. That acquisition provides geographic diversification and product distribution diversification; however it does not provide core business diversification. As noted above, with unfavorable legislative and regulatory changes, the revenues in our payday loan business are declining, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification has and is likely to continue to inhibit the opportunities for growth of our business, revenues and profits.

Our expansion into Canada exposes us to different risks, including risks associated with monitoring and complying with Canadian laws and regulations, foreign currency fluctuation risks, and tax risks, all of which could adversely affect our results of operations.

In 2011, we completed our acquisition of a Canadian Internet payday lending company. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Ontario, British Columbia, Alberta, Manitoba, Saskatchewan and Nova Scotia have passed legislation regulating short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. Our Canadian subsidiaries currently offer payday loans through the Internet to residents of each of these provinces. There may be future changes to or interpretations of the Canadian federal law or the provincial laws and regulations that could have a detrimental effect on our consumer lending business in Canada. Additionally, there are increased risks to us associated with monitoring and complying with Canadian laws, including the risk that we may overlook laws or regulations with which we are less familiar.

Additionally, while the full-year 2013 revenue of our Canadian subsidiaries was not material to our overall U.S. revenues, we expect our Canadian business to grow, which could expose us to greater risk associated with foreign currency fluctuations and changes in foreign tax rates, both of which could adversely affect our results of operations. We do not presently plan to hedge our exposure to the Canadian dollar. Furthermore, our financial results may be negatively affected to the extent tax rates in Canada increase or exceed those in the United States or as a result of the imposition of withholding requirements on foreign earnings.

Finally, our Canadian operations have contributed to increased costs, including increased accounting, legal and tax reporting costs, plus increased corporate management time. Because international operations increase the complexity of an organization, we anticipate we will continue to face additional administrative costs in managing our business, including particularly technology-related costs, than we would if we only conducted operations domestically. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively affect our results of operations.

Our inability to introduce or manage new products efficiently and profitably could have a material adverse effect on our business, results of operations and financial condition.

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in response to changes in state laws or regulations, we have introduced new short-term consumer lending products, such as installment loans in a number of jurisdictions. There have been increased losses associated with the introduction of new consumer loan products in each jurisdiction as we have learned how to adapt our processes to the market demands and challenges of that product. We anticipate the introduction of new products and services in the future will continue to present significant risk management challenges, including the likelihood of significantly higher loan losses than we have historically experienced for payday or title loans.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. In December 2013 we began piloting Internet lending in a limited number (currently three) states. We have experienced significantly higher loan losses with each of these initiatives and significantly higher number of apparently fraudulent Internet loan applications and loans during this initial rollout of Internet lending. We anticipate that we will continue to encounter new risks associated with the rollout of Internet lending in the United States. While in the past loan losses for new products have generally declined over time as we have adjusted to those new products, there is the risk that loan losses will not decline in the future for Internet lending or other new products.

We also intend to introduce additional services and products in the future in order to diversify our business. In order to offer new products and to enter into new businesses, we normally will need to comply with additional regulatory and licensing requirements. Each of these new products and businesses is subject to risk and uncertainty and requires significant investment of time and capital, including additional marketing expenses, legal costs, acquisition costs and other incremental start-up costs. Due to our lack of experience in offering certain new products and businesses, we may not be successful in identifying or introducing any new product or business in a timely or profitable manner. Additionally, loan losses for new products may be higher than we initially expected. Furthermore, we cannot predict the demand for any new product or service. Our failure to introduce a new product or service efficiently and profitably or low customer demand for any of these new products or services, could have a material adverse effect on our business, results of operations and financial condition.

General economic conditions affect our revenues, loan losses and profitability.

While it is difficult to gauge the impact the 2008-2009 economic recession had on our business in those years and following, we believe it had a substantial impact on our revenues and loan losses and thus our overall profitability. We believe our customers are more sophisticated than portrayed in the media by certain consumer groups and that our customers restrict borrowings in circumstances when risk of non-repayment is increased.

A future downturn or a reversal of the modest recovery we have experienced the past four years could likewise significantly affect our revenues, loan losses and profitability. Our customers are particularly vulnerable to periods of high unemployment and economic malaise. Similarly, we believe that spikes in gasoline prices over a sustained period have in the past, and likely will in the future, have an adverse impact on our customers’ ability to repay loans, and thus on our loan losses. We have experienced fluctuations in our loan losses and revenues in the past that appear to correspond to broader economic events and trends and anticipate that we will be similarly adversely affected by unfavorable economic events and trends in the future.

We believe this occurred when gasoline prices have spiked at various times over the last four years and also occurred in fourth quarter 2008 due to the national credit crisis. We believe that lower customer loan demand in 2010, 2011, 2012 and 2013 is directly related to the continuing effects of the 2008-09 recession. We believe these adverse economic pressures on our customers are continuing in 2014 and will continue for the foreseeable future, which has had, and is expected to continue to have, an adverse effect on our revenues and earnings.

Disruptions in the credit markets from the national credit crisis negatively affected the availability and cost of commercial credit, which adversely affected our borrowing ability and costs.

We believe that disruptions in the capital and credit markets in 2008 and 2009 adversely affected the availability and cost of commercial credit for our business. In addition, uncertainty as to the economic recovery and changing and increased regulation coming out of the recession, including the Dodd-Frank Act, have been additional disruptions to the capital and credit markets for our industry. We believe that these factors directly and adversely affected the terms of our credit agreement between 2008 and 2013. We believe that future disruptions to the national credit markets could adversely affect our ability to refinance our revolving credit facility (which matures on September 30, 2014) or to obtain additional loans to finance our business operations or acquisitions.

Our recent financial performance has resulted in less favorable borrowing terms and may adversely affect our ability to extending our revolving credit facility or to obtain additional loans to finance our business operations or acquisition opportunities.

In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our credit agreements. While our bank lending group has waived or amended those financial covenants in the past, each waiver or amendment has resulted in less availability under our revolving credit agreement, stricter payday requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). Our credit facility matures on September 30, 2014. Unless our financial results improve in 2014, we may not be able to extend our current credit facility at all or on terms that are attractive to us. The reduced availability under our current revolving credit facility, or the inability to refinance our current credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, restricting growth of the long-term installment loan product, reducing operating expenses, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Our revolving credit facility contains restrictions and limitations that could significantly affect our ability to operate our business.

Our revolving credit facility contains a number of significant covenants that could adversely affect our business. These covenants restrict our ability, and the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	create liens;

•	effect mergers or consolidations;

•	make investments, acquisitions or dispositions;

•	prohibition on paying dividends, repurchasing stock or making similar restricted payments; and

•	enter into certain sale and leaseback transactions.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $10.4 million on December 31, 2013. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

The payday loan industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could impact our growth strategy and have a material adverse effect on our business, results of operations and financial condition. For example, several cities in Texas have passed local ordinances governing certain loan provisions including refinancing and extensions. Since 2011, revenues from our Texas locations have declined by $1.0 million and gross profit has declined by $1.5 million due to the passage of these ordinances.

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

We store and process large amounts of personally identifiable information, that consists primarily of customer information. There have been widespread reports recently of hackers penetrating the firewalls of major financial institutions and retail companies for the apparent purpose of obtaining personally identifiable information and to disrupt the technologies and operations of those global companies. While we may not be as visible of a target to foreign or domestic hackers, our resources available to protect our systems and our customer information are substantially less than the resources of the national and global companies that are reporting they have been hacked. It is possible that our security controls over personal data, our training of employees, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

Our goodwill and intangible assets is subject to periodic review and testing for impairment.

In accordance with generally accepted accounting principles, we review the recoverability of goodwill on an annual basis or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We assess the fair value of our reporting units based on weighted average of valuations based on market multiples and discounted cash flow estimates. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these multiples and estimates. As a result of our annual impairment test of goodwill performed as of December 31, 2013, we recorded a $21.4 million non-cash impairment charge to goodwill, which included $15.7 million to our Branch Lending reporting unit and $5.7 million to our Direct Credit reporting unit. If we make material acquisitions in the future, we may book significant goodwill related to the acquisitions. We could have significant impairment charges associated with any future goodwill similar to our 2013 impairment charge, which could have a material and adverse effect on our operating results and financial position.

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

We believe that the primary competitive factors in the payday loan industry are branch location, mix of products and services, customer service and availability to transact through online or mobile applications. In addition to storefront payday loan locations, we also currently compete with services, such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing Internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result of competition from our direct competitors and competing products and services, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

If we lose key managers or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly Darrin J. Andersen, our President and Chief Executive Officer. We believe that the loss of the services of Mr. Andersen or any of our other senior officers could adversely affect our business. Our efforts to expand into other businesses and product lines also depend upon our ability to attract and retain additional skilled management personnel for those businesses or product lines. We do not have employment agreements with any of our executive officers. To the extent that we are unable to attract and retain the talent required for our business, our operating results could suffer.

Regular turnover among our branch managers and branch-level employees makes it more difficult for us to operate our branches and increases our costs of operation.

We experience high turnover among our branch managers and our branch-level employees. In 2013, we sustained approximately 25% turnover among our branch managers and approximately 63% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote approximately 56% of our outstanding common stock as of December 31, 2013. Don Early, our Chairman of the Board, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 47.7% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2013. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2013, our officers and directors held approximately 9.8 million shares of common stock, a substantial majority of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, Mr. Early, who directly owns approximately 43.7% of our outstanding shares, has demand registration rights, which permit him to require the company to register all or any part of those shares for resale by Mr. Early. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 10,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

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

In August 2008, we purchased an auto sales facility in Overland Park, Kansas. The facility includes three buildings (with a total of 7,982 square feet) and parking spaces on approximately 1.6 acres of land. In December 2013, we sold our automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million and we are currently leasing the auto sales facility to the Buyer.

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

In July 2011, the parties completed a weeklong hearing on our motion to enforce our class action waiver provision and our arbitration provision. In January 2012, the trial court denied our motion to enforce our class action and arbitration provisions. We appealed this ruling to the North Carolina Court of Appeals. On February 4, 2014, the Court of Appeals ruled that the trial court erred, and ordered the trial court to dismiss the lawsuit and that the parties proceed to arbitration. It is now expected that plaintiffs will seek review of this decision by the North Carolina Supreme Court. That review is discretionary, however, so there is a possibility that the Supreme Court will refuse review. It is expected that we will know if the Supreme Court will review the case by mid-2014. If the Supreme Court accepts review, the parties will file briefs and argue the matter before the Supreme Court. That would likely result in an issued decision from the Supreme Court no earlier than mid-2015.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to us. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against us. Settlements in each of the three companion cases were reached by the end of 2010; however, the settlements do not provide reasonable guidance on settlement in our case especially in light of the favorable decision by North Carolina Court of Appeals on our arbitration clause.

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

Direct Credit has not yet answered the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors. The parties are in discussions to settle this matter, and it is possible that the matter will be settled during the first half of 2014. We cannot predict whether we and the other parties will reach a formal, binding agreement for the settlement of this matter or whether the final agreement will be on the terms presently contemplated. Our exposure to this matter is limited due to an indemnification provision in the Asset Purchase Agreement between us and the former owners of Direct Credit. However, we are responsible for a portion of any settlement arising from post-acquisition alleged conduct. As of February 2014, we estimate that the total settlement will range between $1.2 million and $1.7 million, with our un-indemnified exposure amounting to approximately 40% of that amount. We have reserved in the accompanying financial statements our estimated liability for settling this litigation under the current parameters and recorded an indemnification asset due from the previous sellers.

California. On August 13, 2012, we were sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the we used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class. This matter is in the early stages of litigation. We have filed an answer denying all claims. It is expected that class briefing will occur in the first quarter of 2014.

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

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low closing prices for each of the completed quarters since January 1, 2012:

2013	High	Low
First quarter	$3.56	$3.17
Second quarter	3.27	2.79
Third quarter	2.83	2.25
Fourth quarter	2.49	1.62

2012	High	Low
First quarter	$4.62	$3.32
Second quarter	4.35	3.75
Third quarter	4.24	3.14
Fourth quarter	3.58	3.01

The year-end closing prices of our common stock for 2013 and 2012 were $1.79 and $3.24, respectively.

Holders

As of March 5, 2014 there were approximately 118 holders of record and approximately 1,500 beneficial owners of our common stock.

Dividends

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. In addition to regular quarterly dividends, our board of directors has also approved special cash dividends on our common stock from time to time. For the years ended December 31, 2012 and 2013, we paid regular cash dividends to our stockholders totaling $3.6 million and $2.7 million, respectively.

On November 12, 2013, we entered into an amendment to our credit agreement that reduced the maximum amount available under our revolving credit facility from $27 million to $18 million and converted $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013. In addition, the amendment prohibits the payment of dividends through the maturity of the facility on September 30, 2014.

The following table summarizes our cash dividends paid during 2012 and 2013.

Payment Date	Type of Dividend	Amount of Cash per Share
2013:
March 14, 2013	Regular	$0.05
June 4, 2013	Regular	0.05
September 5, 2013	Regular	0.05

Total dividend per share of common stock		$0.15

2012:
March 6, 2012	Regular	$0.05
May 29, 2012	Regular	0.05
August 30, 2012	Regular	0.05
December 6, 2012	Regular	0.05

Total dividend per share of common stock		$0.20

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2013, equity compensation plans approved by security holders include our 1999 Stock Option Plan and our 2004 Equity Incentive Plan.

In June 2009, at our annual meeting of stockholders, our stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (a)

Equity compensation plans approved by security holders	2,542,752	$9.84	204,011

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,542,752	$9.84	204,011

(a)	Excludes securities to be issued upon exercise of outstanding options.

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

Stock Repurchases

The board of directors has authorized us to repurchase our common stock in the open market or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. Pursuant to our credit agreement, the maximum amount of our common stock we may repurchase is $60 million. As a result of the amendment to our credit agreement in November 2013, we may not repurchase our common stock through the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees.

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. During 2013, we repurchased approximately 167,000 shares for approximately $523,000. As of December 31, 2013, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	8,000	$2.38	8,000	$3,855,855
November 1 – November 30				3,855,855
December 1 – December 31				3,855,855

	8,000	$2.38	8,000	$3,855,855

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

The following table compares total stockholder returns on our common stock from December 31, 2008 through December 31, 2013 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on December 31, 2008 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc. and First Cash Financial Services, Inc.

Company Name / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
QC Holdings, Inc.	$100.00	$133.86	$112.58	$127.27	$108.29	$62.96
Nasdaq Index	100.00	145.32	171.50	170.08	199.76	279.90
Peer Group	100.00	132.51	171.66	186.32	184.25	167.96

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Revenues:
Payday loan fees	$123,265	$115,960	$113,987	$115,428	$108,399
Installment interest and fees	15,469	15,621	14,536	18,308	29,892
Other	17,676	16,223	17,334	15,123	13,691

Total revenues	156,410	147,804	145,857	148,859	151,982

Operating expenses:
Salaries and benefits	32,425	31,708	31,268	33,347	33,079
Provision for losses	30,139	28,621	27,673	32,667	44,449
Occupancy	16,358	15,506	16,241	16,760	16,849
Depreciation and amortization	2,988	2,556	2,142	1,974	1,939
Other	8,694	9,083	8,990	11,119	12,079

Total operating expenses	90,604	87,474	86,314	95,867	108,395

Gross profit	65,806	60,330	59,543	52,992	43,587
Regional expenses	12,840	12,870	12,150	11,997	9,433
Corporate expenses	24,500	21,413	24,147	20,805	19,178
Depreciation and amortization	2,788	2,560	2,101	1,878	1,798
Interest expense	2,943	2,023	1,879	2,739	1,397
Impairment of goodwill and intangibles				2,330	22,055
Other expense (income), net	174	77	479	(1,386)	819

Income (loss) from continuing operations before income taxes	22,561	21,387	18,787	14,629	(11,093)
Provision (benefit) for income taxes	8,699	8,097	7,062	5,952	(1,630)

Income (loss) from continuing operations	13,862	13,290	11,725	8,677	(9,463)
Income (loss) from discontinued operations, net of income tax	5,968	(1,347)	(1,557)	(3,304)	(4,530)

Net income (loss)	$19,830	$11,943	$10,168	$5,373	$(13,993)

	Year Ended December 31,
	2009	2010	2011	2012	2013
Earnings (loss) per share:
Basic
Continuing operations	$0.77	$0.74	$0.66	$0.49	$(0.53)
Discontinued operations	0.33	(0.08)	(0.09)	(0.19)	(0.26)

Net income (loss)	$1.10	$0.66	$0.57	$0.30	$(0.79)

Diluted
Continuing operations	$0.77	$0.74	$0.66	$0.49	$(0.53)
Discontinued operations	0.33	(0.08)	(0.09)	(0.19)	(0.26)

Net income (loss)	$1.10	$0.66	$0.57	$0.30	$(0.79)

Weighted average number of common shares outstanding:
Basic	17,436,714	17,258,899	17,027,080	17,169,398	17,369,840
Diluted	17,579,513	17,341,092	17,109,840	17,226,067	17,369,840

Cash dividends declared per share	$0.30	$0.30	$0.20	$0.20	$0.15

	Year Ended December 31,
	2009	2010	2011	2012	2013
Operating Data:
Branches (at end of period)	556	523	482	466	432

Payday loans:
Loan volume (in thousands)	$850,829	$789,431	$762,502	$778,904	$728,821
Average loan (principal plus fee)	365.18	369.81	371.21	378.15	383.14
Average fee	55.04	56.36	56.65	57.67	59.23

Brach-Based installment loans:
Loan volume (in thousands)	$25,512	$22,766	$19,635	$24,571	$28,416
Average loan (principal plus fee)	491	489	514	537	593
Average term (months)	6	6	7	7	7

Signature installment loans:
Loan volume (in thousands)				$4,605	$14,034
Average loan (principal plus fee)				1,725	1,834
Average term (months)				18	20

Auto Equity installment loans:
Loan volume (in thousands)				$3,200	$2,234
Average loan (principal plus fee)				3,188	3,300
Average term (months)				25	30

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,151	$16,288	$17,738	$14,124	$12,685
Restricted cash and other			2,175	1,076	1,076
Loans, interest and fees receivable, less allowance for losses (current and non-current) (a)	67,473	58,433	60,420	62,139	63,681
Total assets	148,086	138,042	153,229	131,700	108,104
Current debt	30,400	28,113	34,990	25,000	20,800
Long-term debt	27,707	16,881	14,224	3,154	3,282
Stockholders’ equity	65,550	71,547	79,232	82,346	65,906

(a)	Amounts exclude loan receivables from automotive business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and Notes included as Item 8 of this report.

EXECUTIVE SUMMARY

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit).

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 71.3% of our total revenues for the year ended December 31, 2013. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 432 branches in 23 states at December 31, 2013. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of December 31, 2013, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000. The following table summarizes the average principal amount of each type of installment loan product originated during 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Branch-Based	$514	$537	$593
Signature		1,725	1,834
Auto Equity		3,188	3,300

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

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In December 2013, we sold our automotive business to a to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. Under the terms of the agreement, the Buyer purchased our customer notes receivable and automobile inventory and hired a significant number of our automotive business personnel. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit.

The automotive business was previously accounted for as a reportable segment. During the fourth quarter of 2013, we evaluated our operating segments and implemented changes to align our operating segments with how we manage our business and view the markets we serve. We have elected to organize and report on our business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. We evaluate the performance of our reportable segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

Our major expenses include salaries and benefits, provisions for losses and occupancy expense for our leased real estate. Salaries and benefits are generally driven by changes in number of branches and loan volumes. With respect to the provision for losses, if a customer’s check, ACH or debit card is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

We also evaluate our business units based on revenue growth and loss ratio (which is losses as a percentage of revenues). With respect to our branch network, we also consider the length of time the branch has been open and its geographic location. We monitor newer branches for their progress to profitability and rate of loan growth.

We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

In response to changes in the overall market, we have closed a significant number of branches over the past five years. During this period, we opened 20 de novo branches and closed 173 branches. The following table sets forth our de novo branch openings and branch closings since January 1, 2009.

	2009	2010	2011	2012	2013
Beginning branch locations	585	556	523	482	466
De novo branches opened during year	3	1	2	8	6
Branches closed/sold during year (a)	(32)	(34)	(43)	(24)	(40)

Ending branch locations	556	523	482	466	432

(a)	The number of branches closed during 2012 does not include 38 branches that we decided in December 2012 to close during first half of 2013. The number of branches closed during 2013 does not include 35 branches that we decided in December 2013 to close during first half of 2014. However, these branches are included as part of discontinued operations in 2013.

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. As of December 31, 2013, we are piloting online payday loans to customers in Missouri, Texas and Utah and we plan to offer this product to customers in additional states during 2014.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association, industry analysts estimate that the industry has approximately 17,800 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2013, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $15.9 billion to their customers during 2013. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically.

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

•

In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Our results in 2012 and 2013 improved compared to 2011, however our profitability in 2013 has not returned to levels experienced prior to the expiration of the payday law.

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. During 2013, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. If this initiative is placed on the ballot in 2014 and the measure passes, we would be unable to operate our payday loan branches in Missouri at a profit and be forced to close our branches in the state.

KEY DEVELOPMENTS

Sale of Automotive Business. In December 2013, we sold our automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. The Buyer also hired a significant number of our automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by us. We also entered into a lease agreement with Buyer for the one location that we own. To facilitate the willingness of one landlord to enter into a new lease with Buyer, we guaranteed the rental obligations of Buyer for 12 months of the lease. The aggregate rental obligation under the lease during the guarantee period is approximately $36,000.

The operating environment for our automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business in order to focus on our consumer lending operations in the United States and Canada.

For the year ended December 31, 2013, we recorded a non-cash loss of $2.8 million in connection with the disposal of our automotive business. This non-cash loss is included as a component of discontinued operations for the year ended December 31, 2013 in the Consolidated Statements of Operations. Approximately $1.9 million of this charge was a non-cash fair-value adjustment to customer loans receivable. In addition, we recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $680,000. Other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining charge of $256,000.

Restructuring. In January 2013, we announced a restructuring plan for the organization primarily due to a decline in loan volumes over the prior years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, we recorded approximately $298,000 in pre-tax charges associated with our decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. We recorded approximately $1.3 million in pre-tax charges during year ended December 31, 2013, associated with the restructuring plan. The charges included approximately $429,000 for lease terminations and other related occupancy costs and approximately $827,000 in severance and benefit costs for the workforce reduction. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $2.5 million to $3.0 million on an annual basis.

Amended and Restated Credit Agreement. On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks to replace our prior credit agreement, which was previously amended on December 7, 2007. The credit agreement contained financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2013, we were not in compliance with one of our financial covenants (minimum consolidated EBITDA) as set forth in the credit agreement. On November 12, 2013, we entered into an amendment to the credit agreement to (i) reduce the maximum amount available under the revolving credit facility from $27 million to $18 million; (ii) convert $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013; (iii) eliminate the minimum consolidated EBITDA requirement through the term of the facility; (iv) allow for the sale of certain assets from our automobile business, which include certain receivables, automobile inventory, equipment and real estate, provided that the greater of $3 million or 50% of the net proceeds was used to reduce the outstanding principal balance of the new term loan; (v) increase the trailing twelve month maximum loss ratio to 30% through December 31, 2013 and 28% thereafter; and (vi) allow for an increase in subordinated debt. The amendment also prohibits the payment of dividends and the repurchase of our common stock through the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees.

As noted above, we sold substantially all the assets of our automotive business in December 2013 to the Buyer for a cash purchase price of approximately $6.0 million paid at closing. In accordance with the November 2013 amendment to our credit facility, we used $3.0 million of the sale proceeds to make a mandatory prepayment on our $9.0 million term loan. The balance of $6.0 million of the term loan is required to be repaid in four quarterly installments of $1.5 million each, beginning on December 31, 2013.

Sale of Auto Receivables. In December 2012, we completed two transactions involving $17.2 million principal amount of our automobile loans receivable. We received approximately $11.9 million in cash proceeds in exchange for relinquishing our right, title and interest in the automobile loans receivable. We were subject to recourse provisions requiring us to re-purchase certain automobile loans receivable in the event of a default. The recourse period ended on May 9, 2013. During year ended December 31, 2013, we recorded a loss of approximately $522,000 as a result of the recourse provisions.

With respect to the transfer of $17.2 million in automobile loans receivable, we treated $16.1 million of this amount as a sale and recognized a $2.6 million loss from the sale. We were unable to satisfy certain criteria for sale accounting treatment with respect to the transfer of $1.1 million in principal amount of automobile loans receivable. These transferred assets were classified as collateralized receivables and the cash proceeds received (approximately $618,000) from the transfer of these automobile loans receivable were classified as a secured borrowing. At the end of the recourse period, approximately $156,000 of the collateralized receivables were retained by the third party to satisfy the secured borrowing and we recorded an additional loss for this amount during year ended December 31, 2013.

Direct Credit. On September 30, 2011, we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. We paid an aggregate initial consideration of $12.4 million. We also agreed to pay a supplemental earn-out payment to the extent the EBITDA of Direct Credit’s operations as specifically defined in the Stock Purchase Agreement (generally Direct Credit’s earnings before interest, income taxes, depreciation and amortization expenses) exceeds a defined target for the twelve month period ending September 30, 2012. On the date of the acquisition, the estimated fair value of the earn-out liability was approximately $1.0 million, which was recorded as additional goodwill. In accordance with the stock purchase agreement, a supplemental earn-out payment was not required as Direct Credit’s EBITDA for the 12 month period ended September 30, 2012 did not exceed the defined target. In 2012, the full amount of the earn-out liability was eliminated as a gain (approximately $1.1 million) pursuant to accounting guidance. We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets.

As part of our annual impairment testing performed as of December 31, 2012, we determined that the fair value of the E-Lending reporting unit in Canada did not exceed its carrying value. As a result, we recorded a $1.6 million non-cash impairment charge to goodwill during the year ended December 31, 2012. In connection with the annual impairment testing as of December 31, 2013, we recorded a $5.7 million impairment, representing the remainder of the goodwill associated with Direct Credit.

Closure of Branches. During 2013, we closed two of our lower performing branches by consolidating each of those branches into a nearby branch. In addition, we approved the closure of 35 underperforming branches during first half of 2014. We recorded approximately $364,000 in pre-tax charges during 2013 associated with branch closures. The charges included a $247,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs, $32,000 in severance and benefit costs and $11,000 for other costs.

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

Introduction of Centralized Installment Loan Products. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2013, the average principal amount of a signature loan was $1,834 and the average term was 20 months. Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2013, the average principal amount of an auto equity loan was $3,300 and the average term was 30 months. These loans are currently offered in over 200 branches across six states.

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

Provision for Losses and Returned Item Policy

We record a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date we receive a returned check, a rejected ACH or denied debit card submission, generally within 14 days after the due date of the loan. Accordingly, the majority of payday loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, we stop accruing interest on installment loans between 60 to 90 days after the last payment.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. In connection with our decision in 2012 to close 38 branches during the first half of 2013, we recorded a $1.3 million qualitative adjustment to increase the allowance for loan losses as of December 31, 2012. In connection with our decision in 2013 to close 35 branches during the first half of 2014, we recorded a $1.0 million qualitative adjustment to increase the allowance for loan losses as of December 31, 2013.

We maintain an allowance for all installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with our decision in 2012 to close 38 branches during the first half of 2013, we recorded a $344,000 qualitative adjustment to increase our allowance for loan losses as of December 31, 2012. In connection with our decision in 2013 to close 35 branches during the first half of 2014, we recorded a $262,000 qualitative adjustment to increase our allowance for loan losses as of December 31, 2013.

Based on the information discussed above, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

The following table summarizes the activity in the allowance for loan losses:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Balance, beginning of year	$3,410	$3,908	$7,045
Charge-offs	(64,283)	(65,378)	(75,572)
Recoveries	32,092	30,398	34,607
Effect of foreign currency translation		2	(4)
Provision for losses	32,689	38,115	44,367

Balance, end of year	$3,908	$7,045	$10,443

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO and excludes loss activity related to discontinued operations.

As noted above, to the extent that macroeconomic indicators continue to be inconsistent and vary during 2014 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

Our results from our operations are seasonal due to fluctuating demand for short-term loans during the year. Historically, we have experienced our highest demand for short-term loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for short-term loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in short-term loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

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

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. As of December 31, 2012 and 2013, we reported a net deferred tax asset in the consolidated balance sheet. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2012 and 2013, we have established valuation allowances of $861,000 and $1.1 million, respectively, for certain deferred tax assets.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by the Financial Accounting Standards Board (FASB). As of December 31, 2012 and December 31, 2013, the accrued liability for unrecognized tax benefits was approximately $123,000 and $190,000, respectively.

As of December 31, 2012 and 2013, the accumulated undistributed earnings of foreign affiliates were a deficit of $208,000 and $7.0 million, respectively. As we intend to indefinitely reinvest any earnings in the business of our foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings.

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

The following table summarizes the stock-based compensation expense reported in net income for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Employee stock-based compensation:
Stock options	$386	$213	$17
Restricted stock awards	1,609	1,355	987

	1,995	1,568	1,004
Non-employee director stock-based compensation:
Restricted stock awards	183	181	188

Total stock-based compensation	$2,178	$1,749	$1,192

As of December 31, 2013, there was $564,000 of total unrecognized compensation costs related to nonvested restricted stock grants that will be amortized over a weighted average period of one year.

Accounting for Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets require significant management estimates and judgment, including the valuation and life determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment.

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

We review the recoverability of goodwill and other intangible assets having indefinite useful lives using a fair-value based approach on an annual basis, or more frequently whenever events occur or circumstances indicate that the asset might be impaired. We evaluate the goodwill at the reporting unit level. With respect to our reporting units, we have two reporting units with goodwill that require testing. The reporting units to test include the units for our Branch Lending operations in the United States and our Canadian Internet lending operations

(Direct Credit). We hired an independent appraiser to assist with our impairment test as of December 31, 2013. The independent appraiser assessed the fair value of our reporting units based on a discounted cash flows approach. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions. In connection with this process, the independent appraiser also provided a reconciliation of the estimated aggregate fair values of the reporting units to our market capitalization, including consideration of a control premium that represents what an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation is consistent with a market participant perspective. We tested trade names with indefinite lives by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name.

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

Our annual impairment test was performed as of December 31, 2013 and it was determined that the fair values of both the Branch Lending and Direct Credit reporting units did not exceed their respective carrying amounts. We believe that certain factors reflect the recent declines in the calculated fair values of our Branch Lending and Direct Credit reporting units. These factors include, (i) a significant decline in the Company’s market capitalization during fourth quarter as the stock price declined by 22% (primarily due to the suspension of the regular quarterly dividend in November 2013), (ii) recent underperformance compared to peers, (iii) historically high loss ratios on our loan portfolios during fourth quarter 2013 and (iv) a decline in estimated cash flow projections for future periods. In connection with our annual budgeting and strategic planning process performed in the fourth quarter of 2013 and the review of our 2013 financial results, we assessed our existing revenue growth opportunities and cost structure (primarily expected loss ratios) for future periods. As a result, we reduced our short term and long term revenue and gross profit forecasts from previous estimates which affected the fair value calculated for each reporting unit.

We hired an independent appraiser to assist with the second step of the impairment test. For the year ended December 31, 2013, we recorded a $21.4 million non-cash impairment charge to goodwill, which included $15.7 million to our Branch Lending reporting unit and $5.7 million to our Direct Credit reporting unit. In addition, we performed an impairment test on our indefinite lived intangible assets as of December 31, 2013 and determined that the indefinite lived intangibles of our Direct Credit reporting unit were impaired and as a result, we recorded a non-cash impairment charge of $669,000.

With respect to the impairment test performed as of December 31, 2012, we determined that there was no impairment of goodwill for our Branch Lending unit as the fair value of this reporting unit was in excess of its carrying amount based on the tests results. However, the test results showed that the fair value of our Direct Credit reporting unit did not exceed its carrying amount. Thus, we hired an independent appraiser to assist with the second step of the impairment test and as a result, we recorded a $1.7 million non-cash impairment charge to goodwill in our Direct Credit reporting unit for the year ended December 31, 2012. In addition, we performed an impairment test on our indefinite lived intangible assets and determined that the trade name associated with the ECA acquisition was impaired and recorded an impairment charge of $600,000. No impairment of goodwill or indefinite lived intangible assets was recognized during 2011.

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

SUMMARY OF FINANCIAL INFORMATION

The following table sets forth our results of operations for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,			Year Ended December 31,
	2011	2012	2013	2011	2012	2013
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$113,987	$115,428	$108,399	78.1%	77.5%	71.3%
Installment interest and fees	14,536	18,308	29,892	10.0%	12.3%	19.7%
Other	17,334	15,123	13,691	11.9%	10.2%	9.0%

Total revenues	145,857	148,859	151,982	100.0%	100.0%	100.0%

Operating expenses
Salaries and benefits	31,268	33,347	33,079	21.4%	22.4%	21.8%
Provision for losses	27,673	32,667	44,449	19.0%	21.9%	29.2%
Occupancy	16,241	16,760	16,849	11.1%	11.3%	11.1%
Depreciation and amortization	2,142	1,974	1,939	1.5%	1.3%	1.3%
Other	8,990	11,119	12,079	6.2%	7.5%	7.9%

Total operating expenses	86,314	95,867	108,395	59.2%	64.4%	71.3%

Gross profit	59,543	52,992	43,587	40.8%	35.6%	28.7%
Regional expenses	12,150	11,997	9,433	8.3%	8.0%	6.2%
Corporate expenses	24,147	20,805	19,178	16.6%	14.0%	12.6%
Depreciation and amortization	2,101	1,878	1,798	1.4%	1.3%	1.2%
Interest expense	1,879	2,739	1,397	1.3%	1.8%	0.9%
Impairment of goodwill and intangible assets		2,330	22,055		1.6%	14.5%
Other expense (income), net	479	(1,386)	819	0.3%	(0.9)%	0.5%

Income (loss) from continuing operations before income taxes	18,787	14,629	(11,093)	12.9%	9.8%	(7.2)%
Provision (benefit) for income taxes	7,062	5,952	(1,630)	4.8%	4.0%	(1.0)%

Income (loss) from continuing operations	11,725	8,677	(9,463)	8.1%	5.8%	(6.2)%
Loss from discontinued operations, net of income tax	(1,557)	(3,304)	(4,530)	(1.1)%	(2.2)%	(3.0)%

Net income (loss)	$10,168	$5,373	$(13,993)	7.0%	3.6%	(9.2)%

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Branch Information:
Number of branches, beginning of year	523	482	466
De novo opened	2	8	6
Closed	(43)	(24)	(40)

Number of branches, end of year	482	466	432

Average number of branches open during year	497	475	439

Average number of branches open during year (excluding branches reported as discontinued operations)	388	391	397

Average revenue per branch (in thousands)	$371	$354	$336

	Year Ended December 31,
	2011	2012	2013
Other Information:
Payday loans
Loan volume (in thousands)	$762,502	$778,904	$728,821
Average loan (principal plus fee)	371	378	383
Average fees per loan	56.65	57.67	59.23

Branch-Based installment loans:
Installment loan volume (in thousands)	$19,635	$24,571	$28,416
Average loan (principal plus fee)	514	537	593
Average term (months)	7	7	7

Signature installment loans:
Installment loan volume (in thousands)		$4,605	$14,034
Average loan (principal)		1,725	1,834
Average term (months)		18	20

Auto Equity installment loans:
Installment loan volume (in thousands)		$3,200	$2,234
Average loan (principal)		3,188	3,300
Average term (months)		25	30

Results of Operations—2013 Compared to 2012

Income from Continuing Operations

For the year ended December 31, 2013, we reported a loss from continuing operations of $9.5 million primarily due to non-cash impairment charges to goodwill and intangible assets totaling $22.1 million. A discussion of the various components of our income (loss) from continuing operations for the years ending December 31, 2012 and 2013 follows.

Revenues

The following table summarizes our revenues for the years ending December 31, 2012 and 2013 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,		Year Ended December 31,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$115,428	$108,399	77.5%	71.3%
Installment loan fees	18,308	29,892	12.3%	19.7%
Credit service fees	6,731	6,192	4.5%	4.1%
Check cashing fees	2,887	2,594	1.9%	1.7%
Title loan fees	2,678	789	1.8%	0.5%
Open-end credit fees	528	1,861	0.4%	1.2%
Other fees	2,299	2,255	1.6%	1.5%

Total	$148,859	$151,982	100.0%	100.0%

Revenues totaled $152.0 million in 2013 compared to $148.9 million in 2012, an increase of $3.1 million or 2.1%. The increase was due to higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012, partially offset by reduced payday loan fees as a result of increased competition.

Revenues from our payday loan product represent our largest source of revenues and were approximately 71.3% of total revenues for the year ended December 31, 2013. With respect to payday loan volume, we originated approximately $728.8 million in loans during 2013, which was a decline of 6.4% from the $778.9 million during 2012. The average payday loan (including fee) totaled $383.14 in 2013 versus $378.15 during 2012. Average fees received from customers per loan increased from $57.67 in 2012 to $59.23 in 2013.

Revenues from installment loan fees totaled $29.9 million for the year ended December 31, 2013 compared to $18.3 million in the prior year, an increase of $11.6 million or 63.4%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans and other sources totaled $15.1 million and $13.7 million for the years ended December 31, 2012 and 2013, respectively. The decline in revenues reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2014 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In addition, beginning in late fourth quarter 2013, we initiated a new underwriting platform for our payday lending in Missouri, Utah, California and Kansas. We expect that this new platform will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. We plan to introduce this underwriting platform in the remainder of our states throughout 2014. We will continue to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2014 and beyond. In addition, we expect to generate modest revenues in connection with the introduction of our products online in various states during 2014.

Operating Expenses

Total operating expenses were $108.4 million during 2013 compared to $95.9 million in 2012, an increase of $12.5 million, or 13.0%. Total operating costs, exclusive of loan losses, increased to $63.9 million during 2013 compared to $63.2 million during 2012. This increase was attributable to new marketing initiatives and higher bank-related charges. Occupancy costs were $16.9 million during 2013, compared to $16.8 million in 2012, an increase of $100,000.

Our provision for losses increased from $32.7 million during 2012 to $44.4 million during 2013. Our loss ratio was 21.9% during 2012 versus 29.2% during 2013. The increase in the loss ratio from 2012 to 2013 was primarily attributable to a higher rate of returned items in the current year versus prior year. Our charge-offs as a percentage of revenue were 48.4% during 2013 compared to 38.8% during 2012. The higher rate of returned items is primarily related to the introduction of electronic collateralization of loans (in lieu of checks), the seasoning of our newer, higher-dollar installment products and the prolonged economic recovery. Our collection rate was 45.1% in 2013 versus 46.7% in 2012. We received cash of approximately $540,000 from selling older debt during 2013 compared to $685,000 during 2012. The 2012 amount does not include the sale of our Automobile receivables in December 2012.

Our loss ratio for 2013 was higher than historical averages, partly due to the introduction of new products and technology, as well as the delay during first quarter 2013 in tax return processing by the Internal Revenue Service (which we believe affected our customers’ cash flow planning). We expect the loss ratio in 2014 to improve over the unusually high 2013 rate but skew modestly higher than historical averages given our continued emphasis on new products and implementation of technology to enhance the customer experience. In addition, beginning in late fourth quarter 2013, we initiated a new underwriting platform for our payday lending in Missouri, Utah, California and Kansas. We expect that this new platform will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. We plan to introduce this underwriting platform in the remainder of our states throughout 2014.

Gross Profit

The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each reportable segment for the years ended December 31, 2012 and 2013.

	Gross Profit		Gross Margin %
Reportable Segment	2012	2013	2012	2013
	(in thousands)
Branch Based Lending (a)	$50,567	$41,544	36.7%	31.2%
Centralized Lending (b)	581	1,472	18.8%	12.7%
E-Lending	1,844	571	22.9%	7.9%

Total	$52,992	$43,587	35.6%	28.7%

(a)	Excludes 35 branches that are scheduled to close during first half of 2014.
(b)	The year ending December 31, 2013 amout includes centrally underwritten open-end credit revenues and gross profit in Kansas.

Gross profit declined by $9.4 million, or 17.7%, from $53.0 million in 2012 to $43.6 million in 2013. The decrease year-to-year was primarily attributable to revenue declines in our Branch Based Lending segment and the increase in our provision for losses as discussed above.

Regional and Corporate Expenses

Regional and corporate expenses decreased by $4.2 million, from $32.8 million during 2012 to $28.6 million during 2013. The results for 2012 include a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. The results for 2013, includes approximately $525,000 in severance and related costs in connection with a restructuring necessitated by declining loan volumes over the past few years as a result of shifting customer demand, the sluggish economy, regulatory changes and increasing competition in the short-term credit industry. Exclusive of the 2013 severance and related costs and the 2012 non-recurring gain, the decline in expenses year-to-year reflects reduced salaries and performance-based incentive compensation, as well as lower governmental affairs expenditures.

Interest and Other Expenses

Interest expense totaled $1.4 million for the year ended December 31, 2013 compared to interest expense of $2.7 million in 2012. The decline was a result of lower average debt balances.

Impairment of Goodwill and Intangible Assets

The results for 2013 include approximately $22.1 million in non-cash impairment charges to goodwill, which included a $15.7 million tax deductible charge to goodwill for our Branch Lending reporting unit and $5.7 million charge for our Direct Credit reporting unit, which was not deductible for income tax purposes. In addition, we recorded a $669,000 non-cash charge for the impairment of intangible assets of our Direct Credit reporting unit.

The results for 2012 include $2.3 million in goodwill and intangible impairment charges, which included a $1.7 million non-cash impairment charge to goodwill for our Direct Credit reporting unit and a $600,000 charge to reduce the value of the trade name intangible asset associated with the ECA acquisition.

Other Expense (Income), Net

We reported $819,000 of other expense during 2013, compared to other income of $1.4 million in 2012. This change reflects the current year losses arising from the recourse provision included in the fourth quarter 2012 agreement to sell the majority of our automobile loans receivable. The results for 2012 included the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with our acquisition of Direct Credit in September 2011.

Income Tax Provision (Benefit)

The effective income tax rate for the year ended December 31, 2013 was (14.7)% compared to 40.7% in the prior year. The low rate in 2013 is due to the non-deductible goodwill impairment charge for our Direct Credit reporting unit and other certain non-deductible items.

Results of Operations—2012 Compared to 2011

Income from Continuing Operations

For the year ended December 31, 2012, income from continuing operations was $8.7 million compared to $11.7 million in 2011. A discussion of the various components of income from continuing operations follows.

Revenues

The following table summarizes our revenues for the years ending December 31, 2011 and 2012 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Year Ended December 31,		Year Ended December 31,
	2011	2012	2011	2012
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$113,987	$115,428	78.1%	77.5%
Installment loan fees	14,536	18,308	10.0%	12.3%
Credit service fees	7,194	6,731	4.9%	4.5%
Check cashing fees	3,353	2,887	2.3%	1.9%
Title loan fees	4,552	2,678	3.1%	1.8%
Open-end credit fees	8	528	0.0%	0.4%
Other fees	2,227	2,299	1.6%	1.6%

Total	$145,857	$148,859	100.0%	100.0%

Revenues totaled $148.9 million in 2012 compared to $145.9 million in 2011, an increase of $3.0 million or 2.1%. The improvement is due to the inclusion of fees and interest of approximately $8.1 million from our Canadian online lending subsidiary versus $1.9 million in 2011 and growth in the new installment product, partially offset by reduced payday loan volumes in our branches year-to-year.

Revenues from our payday loan product represent our largest source of revenues and were approximately 77.5% of total revenues for the year ended December 31, 2012. With respect to payday loan volume, we originated approximately $778.9 million in loans during 2012, which was an increase of 2.2% from the $762.5 million during 2011. The increase in payday loan volume was due to the inclusion of volume from Direct Credit, partially offset by a decline in payday loan volume from our branches. The majority of the decline in payday loan volume from our branches was due to lower volume in the state of Missouri compared to prior year, which we believe was attributable to customer uncertainty regarding the ongoing availability of the payday product given the failed effort by industry opponents to eliminate the product through a ballot referendum. In addition, customer usage restrictions resulting from changes in the payday law in Illinois that became effective in March 2011 negatively affected revenues and volume in 2012. For the year ended December 31, 2012, revenues from our branches in Illinois declined by $2.0 million from the same period in the prior year.

The average payday loan (including fee) totaled $378.15 in 2012 versus $371.21 during 2011. Average fees received from customers per loan increased from $56.65 in 2011 to $57.67 in 2012.

Revenues from installment loan fees totaled $18.3 million for the year ended December 31, 2012 compared to $14.5 million in the prior year, an increase of $3.8 million or 26.2%. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans and other sources totaled $17.3 million and $15.1 million for the years ended December 31, 2011 and 2012, respectively. The decline in revenues reflects the reduced demand for these products.

Operating Expenses

Total operating expenses were $95.9 million during 2012 compared to $86.3 million in 2011, an increase of $9.6 million, or 11.1%. Total operating costs, exclusive of loan losses, increased to $63.2 million during 2012 compared to $58.6 million during 2011. The increase was primarily due to the inclusion of Direct Credit for a full year in 2012 versus three months in 2011, as well as an increase in healthcare expenditures and collection-related banking costs. Occupancy costs were $16.8 million during 2012, compared to $16.2 million in 2011, an increase of $600,000. Occupancy costs as a percentage of revenues were 11.1% in 2011 and 11.3% in 2012.

Our provision for losses increased from $27.7 million during 2011 to $32.7 million during 2012. Our loss ratio was 19.0% during 2011 versus 21.9% during 2012. The increase in the loss ratio from 2011 to 2012 was primarily attributable to the inclusion of Direct Credit and a lower collection rate of returned items. Our charge-offs as a percentage of revenue were 38.8% during 2012 compared to 38.0% during 2011. Our collection rate was 46.7% in 2012 versus 50.2% in 2011. We received cash of approximately $685,000 from selling older debt during 2012 compared to $472,000 during 2011.

Gross Profit

The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each reportable segment for the years ended December 31, 2011 and 2012.

	Gross Profit		Gross Margin %
Reportable Segment	2011	2012	2011	2012
	(in thousands)
Branch Based Lending	$58,849	$50,567	40.9%	36.7%
Centralized Lending		581		18.8%
E-Lending	694	1,844	36.5%	22.9%

Total	$59,543	$52,992	40.8%	35.6%

Gross profit declined by $6.5 million, or 10.9%, from $59.5 million in 2011 to $53.0 million in 2012. The decrease year-to-year was primarily attributable to our Branch Based Lending segment due to the uncertainty surrounding the ballot referendum in Missouri and changes in the Illinois law. For the year ended December 31, 2012, gross profit from our branches in Missouri and Illinois declined by $2.7 million and $1.8 million, respectively, from the same period in the prior year.

Regional and Corporate Expenses

Regional and corporate expenses decreased by $3.5 million, from $36.3 million during 2011 to $32.8 million during 2012. The results for 2012 include a $739,000 gain resulting from the cash settlement of an expiring life insurance policy. The results for 2011 include a $2.0 million expense resulting from the settlement of an outstanding legal matter. The remainder of the improvement year-to-year is primarily attributable to lower legal and other professional expenses.

Interest and Other Expenses

Interest expense totaled $2.7 million for the year ended December 31, 2012 compared to interest expense of $1.9 million in 2011. The increase was a result of higher average debt balances, a higher blended borrowing rate and amortization of debt issue costs resulting from the restatement and amendment of our credit agreement in third quarter 2011.

Impairment of Goodwill and Intangible Assets

The results for 2012 include a $2.3 million goodwill and intangible impairment charge. As part of our annual impairment test of goodwill and intangible assets, we recorded a $1.7 million non-cash impairment charge to goodwill for our Direct Credit reporting unit and a $600,000 charge to reduce the value of the trade name intangible asset associated with the ECA acquisition. No impairment of goodwill or indefinite lived intangible assets was recognized during 2011.

Other Expense (Income), Net

Other expenses for 2012 include a $1.1 million gain to reflect the reversal of the liability that was recorded to estimate the fair value of the contingent supplemental earn-out payment in connection with the acquisition of Direct Credit in September 2011.

Income Tax Provision

The effective income tax rate for the year ended December 31, 2012 was 40.7% compared to 37.6% in the prior year. The higher tax rate is attributable to the non-deductible nature of the impairment charges.

Discontinued Operations

In September 2013, we approved a plan to discontinue our automotive business. In December 2013, we sold our automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. In addition, the Buyer hired a significant number of our automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by us. We also entered into a lease agreement with the Buyer for the one location that we own. To facilitate the willingness of one landlord to enter into a new lease with Buyer, we guaranteed the rental obligations of Buyer for 12 months of the lease. The aggregate rental obligation under the lease during the guaranteed period is approximately $36,000.

The operating environment for our automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business in order to focus on our consumer lending operations in the United States and Canada.

For the year ended December 31, 2013, we recorded a non-cash loss of $2.8 million in connection with the disposal of our automotive business. This non-cash loss is included as a component of discontinued operations for the year ended December 31, 2013 in the Consolidated Statements of Operations. Approximately $1.9 million of this charge was a non-cash fair-value adjustment to customer loans receivable. In addition, we recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $680,000. Other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining charge of $256,000.

In December 2013, we approved the closure of 35 underperforming branches during the first half of 2014. We recorded approximately $316,000 in pre-tax charges during the year ended December 31, 2013 associated with these branch closures. The charges included a $244,000 loss for the disposition of fixed assets, $63,000 for other related occupancy costs and $9,000 for other costs. The charges recorded in 2013 do not include lease termination and severance costs associated with the 35 branches that are scheduled to close during first half of 2014 as notification to the landlords and employees occurred during first quarter 2014.

During the year ended December 31, 2012, we closed 20 branches that were not consolidated into nearby branches. In addition, we decided that we would close 38 underperforming branches during the first half of 2013. We recorded approximately $664,000 in pre-tax charges during the year ended December 31, 2012 associated with these branch closures. The charges included a $375,000 loss for the disposition of fixed assets, $253,000 for lease terminations and other related occupancy costs and $36,000 for other costs. The charges recorded in 2012 did not include lease termination and severance costs associated with the 38 branches that closed during first half of 2013 as notification to the landlords and employees occurred in January 2013.

During the year ended December 31, 2011, we closed 20 branches that were not consolidated into nearby branches and sold one branch. In addition, we announced in December 2010 that we would close 21 branches in Arizona, Washington and South Carolina during the first half of 2011 due to the negative impact from changes in those state’s payday lending laws. During 2011, we closed 18 of the 21 branches and decided that the remaining three branches would remain open and the results of these three branches have been reclassified into continuing operations. We recorded approximately $509,000 in pre-tax charges during the year ended December 31, 2011 associated with these closures. The charges included a $264,000 loss for the disposition of fixed assets, $231,000 for lease terminations and other related occupancy costs and $14,000 for other costs.

The operations from the branches we closed during 2011, 2012 and 2013 that were not consolidated into nearby branches and the results from the automotive business are reported as discontinued operations. The Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches and our automotive business as discontinued operations for all periods presented

Summarized financial information for discontinued operations is presented below:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Total revenues	$43,593	$40,740	$25,002
Provision for losses	13,601	13,541	9,724
Other branch expenses	30,582	28,081	19,086

Branch gross loss	(590)	(882)	(3,808)
Other, net (a)	(1,937)	(4,355)	(3,205)

Loss before income taxes	(2,527)	(5,237)	(7,013)
Income tax benefit	(970)	(1,933)	(2,483)

Loss from discontinued operations	$(1,557)	$(3,304)	$(4,530)

(a)	For the year ended December 31, 2013, other, net includes a $679,000 impairment charge to goodwill and intangible assets.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $18 million revolving line of credit. Our credit facility matures on September 30, 2014, however we expect to extend the current credit facility or enter into a new credit facility during the next six months.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments (assuming refinancing of our revolving credit facility on or before September 30, 2014), interest payments, capital expenditures and income tax obligations. However, our recent financial performance has resulted in less favorable borrowing terms and may adversely affect our ability to extend our revolving credit facility or to obtain additional loans to finance our business operations or acquisition opportunities. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our credit agreements. While our bank lending group has waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we have received in the past has resulted in less availability under our revolving credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). Unless our financial results improve in 2014, we may not be able to extend or refinance our current credit facility at all or on terms that are attractive to us. The reduced availability under our current revolving credit facility, or the inability to refinance our current credit facility, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, restricting growth of the long-term installment loan product, reducing operating expenses, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Credit Facility

On September 30, 2011, we entered into an amended and restated credit agreement with a syndicate of banks to replace our prior credit agreement, which was previously amended on December 7, 2007. The credit agreement provided for a term loan of $32 million (since retired) and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with this refinancing transaction, we issued a total of $3 million in subordinated notes to our two largest shareholders.

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2013, we were not in compliance with one of our financial covenants (minimum consolidated EBITDA) as set forth in the credit agreement. On November 12, 2013, we entered into an amendment to the credit agreement to (i) reduce the maximum amount available under the revolving credit facility from $27 million to $18 million; (ii) convert $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013; (iii) eliminate the minimum consolidated EBITDA requirement through the term of the facility; (iv) allow for the sale of certain assets from our automobile business, which include certain receivables, automobile inventory, equipment and real estate, provided that the greater of $3 million or 50% of the net proceeds is used to reduce the outstanding principal balance of the new term loan; (v) increase the trailing twelve month maximum loss ratio to 30% through December 31, 2013 and 28% thereafter; and (vi) allow for an increase in subordinated debt. The amendment also prohibits the payment of dividends and repurchase of our common stock until the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees. As of December 31, 2013, we were in compliance with all of our debt covenants.

As of December 31, 2013, our loss ratio for the trailing twelve months was 29.2%, which was less than the maximum loss ratio financial covenant of 30% allowed under our amended credit agreement. If we had incurred additional loan losses of $1.1 million during 2013, we would not have been in compliance with the maximum loss ratio financial covenant.

In February 2014, it was determined that we would not be in compliance with the financial covenant related to maximum loss ratio as of January 31, 2014. The amendment in November 2013 provides that our loss ratio allowed is calculated as of the end of each fiscal month and measured on a trailing 12 month basis. The calculated loss ratio may not be equal to or greater than (i) 30% for the monthly periods ending September 30, 2013 through December 31, 2013, and (ii) 28% for each monthly period thereafter. As of January 31, 2014, our computed loss ratio for the trailing 12 months was 28.4%, which was in excess of the maximum amount allowed by our credit agreement. On February 28, 2014, we amended the credit agreement to provide for a trailing 12 month maximum loss ratio of 30% for each of January and February 2014 and 28% thereafter.

Our obligations under the credit agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of our Canadian subsidiary holding company to secure our obligations under the current credit agreement. The lenders may accelerate our obligations under the current credit agreement if there is a change in control of the company, including an acquisition of 25% or more of the equity securities of the company by any person or group. The credit agreement matures on September 30, 2014. We expect to extend the current credit facility or enter into a new credit facility during the next six months.

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

In December 2013, we sold substantially all the assets of our automotive business for a cash purchase price of approximately $6.0 million paid at closing. In accordance with the November 2013 amendment to our credit facility, we used $3.0 million of the sale proceeds to make a mandatory prepayment on our $9.0 million term loan. The balance of $6.0 million of the term loan is required to be repaid in four quarterly installments of $1.5 million each, beginning on December 31, 2013.

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

In 2013, our Missouri branches accounted for approximately 25% and 36% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and our outstanding subordinated notes.

Subordinated Notes

As a condition to entering into the credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of December 31, 2013, the balance of the subordinated notes was approximately $3.3 million.

Cash Flow Discussion

Summary cash flow data is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Cash flows provided by (used for):
Operating activities	$18,097	$23,814	$3,053
Investing activities	(14,908)	(1,495)	3,154
Financing activities	(1,751)	(25,961)	(7,504)
Effect of exchange rate changes on cash and cash equivalents	12	28	(142)

Net increase (decrease) in cash and cash equivalents	1,450	(3,614)	(1,439)

Cash and cash equivalents, beginning of year	16,288	17,738	14,124

Cash and cash equivalents, end of year	$17,738	$14,124	$12,685

Net cash provided by operating activities was $18.1 million in 2011, $23.8 million in 2012 and $3.1 million in 2013. Operating cash flows increased from 2011 to 2012 as the proceeds from the sale of auto receivables were partially offset by a decline in net income year-to-year, as well as changes in working capital items. The decline in operating cash flows from 2012 to 2013 was due to a reduction of net income and changes in working capital items, primarily attributable to growth in installment loans receivable in 2013 compared to 2012.

Investing activities for each year were as follows:

•

Net cash provided by investing activities for the year ended December 31, 2013 was $3.2 million which included $5.9 million in proceeds from the sale of the automotive business partially offset by $2.9 million in capital expenditures. The capital expenditures primarily included $1.1 million for technology and other furnishings at the corporate office, $643,000 for renovations and technology upgrades to existing branches, $545,000 to develop Internet lending operations in the United States and $161,000 to open six de novo branches.

•

Net cash used by investing activities for the year ended December 31, 2012 was $1.5 million which included $3.4 million in capital expenditures that was partially offset by proceeds of $739,000 from the settlement of a life insurance policy and a $1.1 million change in the restricted cash balance. The capital expenditures primarily included $1.1 million for technology and furnishings at the corporate office and $1.3 million for technology improvements with respect to Direct Credit. The change in the restricted cash balance was a result of the payment of $1.9 million for a legal settlement in Missouri partially offset by an increase in amounts required to be held pursuant to state licensing requirements.

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

Net cash used by financing activities was $1.8 million in 2011, $26.0 million in 2012 and $7.5 million in 2013. Financing activities for each year were as follow:

•

Net cash used for financing activities for the year ended December 31, 2013 was $7.5 million, which primarily consisted of $26.5 million in repayments of indebtedness under the revolving credit facility, $4.5 million in repayments on a term loan, $2.7 million in dividend payments to stockholders and $523,000 for the repurchase of 167,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $17.8 million under the revolving credit facility and $9.0 million term loan.

•

Net cash used for financing activities for the year ended December 31, 2012 was $26.0 million, which primarily consisted of $24.7 million in repayments of indebtedness under the revolving credit facility, $32.0 million in repayments on the term loan, $3.6 million in dividend payments to stockholders and $791,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $35.2 million under the revolving credit facility. That term loan was paid off in December 2012.

•

During 2011, we received $32.0 million in proceeds from a new term loan in connection with the amended and restated credit agreement, $3.0 million in proceeds from subordinated debt and $29.9 million in proceeds from borrowings under the revolving credit facility. These items were offset by $32.6 million in repayments of indebtedness under the revolving credit facility, $27.7 million in repayments on the previous term loan, $3.6 million in dividend payments to stockholders, $1.4 million for the repurchase of 346,000 shares of common stock and $1.5 million in debt issue costs associated with the amended and restated credit agreement and the subordinated debt.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2011, 2012 and 2013, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Short-term Liquidity and Capital Requirements

We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2014. Expected short-term uses of cash include funding of any increases in payday and installment loans, debt repayments, interest payments on outstanding debt, financing of new branch expansion and small acquisitions, if any, and development of an Internet lending platform in the United States. Our credit facility matures on September 30, 2014. We expect to extend the current credit facility or enter into a new credit facility during the next six months.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of December 31, 2013, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015. In connection with the amendment to our credit agreement dated November 12, 2013, we are prohibited from repurchasing Company stock through the maturity of the credit agreement on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees.

Long-term Liquidity and Capital Requirements

The following table summarizes our expected long-term capital requirements as of December 31, 2013.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$21,275	$9,750	$9,291	$1,907	$327
Reasonably assured renewals of operating leases	35,413	1,656	9,269	11,805	12,683
Uncertain tax positions	190		190
Revolving credit facility	16,300	16,300
Interest on revolving credit facility (a)	763	763
Long-term debt	7,782	4,500	3,282
Interest on subordinated debt	745	400	345

Total	$82,468	$33,369	$22,377	$13,712	$13,010

(a)	Represents estimated interest payments to be made on our revolving credit facility. Interest payments on the revolving credit facility are estimated based on the current interest rates at December 31, 2013, and assume that the balance remains constant through 2014.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2014.

In response to changes in the overall market, over the past few years we have substantially reduced our branch expansion efforts. Since January 1, 2007, we have opened 52 branches with the majority (32) of those opened during 2007 and 2008. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. The average cost of capital expenditures for branches opened during 2007 and 2008 was approximately $44,000 per branch. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditure related to discretionary renovation or relocation projects.

On September 30, 2011, we acquired Direct Credit. Historically, the operations of Direct Credit generated sufficient cash flows to fund its growth. In connection with growth plans as a result of the acquisition, it is anticipated that Direct Credit may require capital to maximize market opportunities. Pursuant to our credit agreement, we may provide up to $3.0 million in working capital financing to support this growth. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of December 31, 2013, we offered these installment loan products to customers in approximately 200 branches. In 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan product by introducing it to additional branches within our branch network. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk

Our short-term lending branches located in the states of Missouri, California, Kansas, Illinois, and New Mexico represented approximately 25%, 17%, 6%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2013. Our short-term lending branches located in the states of Missouri, California, Kansas, New Mexico, Illinois and Idaho represented approximately 36%, 17%, 8%, 5%, 5% and 5%, respectively, of total gross profit for the year ended December 31, 2013. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively impacted revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. In 2012, our revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. Revenues and gross profit in Illinois have improved in 2013 over 2012, but will not return to levels experienced prior to the change in law.

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

In 2013, our Missouri branches accounted for approximately 25% and 36% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and our outstanding subordinated notes.

Impact of Inflation

We do not believe that inflation has a material impact on our income or operations.

Seasonality

Our businesses are seasonal due to fluctuating demand for short-term loans during the year. Historically, we have experienced our highest demand for short-term loans in January and in the fourth calendar quarter. As a result, to the extent that internally generated cash flows are not sufficient to fund the growth in loans receivable, fourth quarter and the month of January are the most likely periods of time for utilization or increase in borrowings under our credit facility. Due to the receipt by customers of their income tax refunds, demand for short-term loans has historically declined in the balance of the first quarter of each calendar year and the first month of the second quarter. Accordingly, this period is typically when any outstanding borrowings under the credit facility would be repaid (exclusive of any other capital-usage activity, such as acquisitions, significant stock repurchases, etc.). Our loss ratio historically fluctuates with these changes in short-term loan demand, with a higher loss ratio in the second and third quarters of each calendar year and a lower loss ratio in the first and fourth quarters of each calendar year. During mid-second quarter through third quarter, periodic utilization of our credit facility is not unusual, based on the level of loan losses and other capital-usage activities. Due to the seasonality of our business, results of operations for any quarter are not necessarily indicative of the results of operations that may be achieved for the full year.

Impact of Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of this guidance will have a material effect on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2012 and December 31, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was $100,000 as of December 31, 2012 and $985,000 as of December 31, 2013. In 2013, the products offered to consumers in Texas (thru the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with our historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and our guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the CSO liability (in thousands):

	Year Ended December 31,
CSO liability:	2011	2012	2013
Balance, beginning of year	$100	$90	$100
Charge-offs	(3,462)	(3,224)	(3,448)
Recoveries	830	889	719
Provision for losses	2,622	2,345	3,614

Balance, end of year	$90	$100	$985

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Interest rate risk

To the extent we have any; we invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

As of December 31, 2013, we had $24.1 million of indebtedness, of which $20.8 million is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). If prevailing interest rates were to increase 1% (or 100 basis points) over the rates as of December 31, 2013, and the borrowings remained constant, our interest expense would have increased by $208,000 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 72 to 115 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DARRIN J. ANDERSEN
Darrin J. Andersen
President and Chief Executive Officer

Dated: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2014.

/S/ RICHARD B. CHALKER	/S/ DON EARLY
Richard B. Chalker	Don Early
Director	Chairman of the Board

/S/ GERALD F. LAMBERTI	/S/ MARY LOU EARLY
Gerald F. Lamberti	Mary Lou Early
Director	Vice Chairman, Secretary and Director

/S/ JACK L. SUTHERLAND	/S/ DARRIN J. ANDERSEN
Jack L. Sutherland	Darrin J. Andersen
Director	President and Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS E. NICKERSON
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. (a Kansas corporation) and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 13, 2014

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$14,124	$12,685
Restricted cash and other	1,076	1,076
Loans receivable, less allowance for losses of $6,608 at December 31, 2012 and $8,272 at December 31, 2013	60,462	57,349
Deferred income taxes	1,771	981
Prepaid expenses and other current assets	7,313	5,742
Current assets of discontinued operations	2,159

Total current assets	86,905	77,833

Non-current loans receivable, less allowance for losses of $437 at December 31, 2012 and $2,171 at December 31, 2013	1,677	6,332
Property and equipment, net	11,210	10,330
Goodwill	21,791
Intangible assets, net	3,627	1,560
Deferred income taxes	788	7,598
Other assets, net	4,074	4,451
Non-current assets of discontinued operations	1,628

Total assets	$131,700	$108,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$817
Accrued expenses and other current liabilities	2,549	4,105
Accrued compensation and benefits	5,620	3,665
Deferred revenue	3,993	3,669
Debt due within one year	25,000	20,800
Current liabilities of discontinued operations	1,268

Total current liabilities	40,453	33,056

Subordinated debt	3,154	3,282
Other non-current liabilities	5,747	5,860

Total liabilities	49,354	42,198

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,182,260 outstanding at December 31, 2012; 20,700,250 shares issued and 17,359,382 outstanding at December 31, 2013	207	207
Additional paid-in capital	64,806	62,976
Retained earnings	47,093	30,441
Treasury stock, at cost	(29,958)	(27,575)
Accumulated other comprehensive income (loss)	198	(143)

Total stockholders’ equity	82,346	65,906

Total liabilities and stockholders’ equity	$131,700	$108,104

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenues
Payday loan fees	$113,987	$115,428	$108,399
Installment interest and fees	14,536	18,308	29,892
Other	17,334	15,123	13,691

Total revenues	145,857	148,859	151,982

Operating expenses
Salaries and benefits	31,268	33,347	33,079
Provision for losses	27,673	32,667	44,449
Occupancy	16,241	16,760	16,849
Depreciation and amortization	2,142	1,974	1,939
Other	8,990	11,119	12,079

Total operating expenses	86,314	95,867	108,395

Gross profit	59,543	52,992	43,587

Regional expenses	12,150	11,997	9,433
Corporate expenses	24,147	20,805	19,178
Depreciation and amortization	2,101	1,878	1,798
Interest expense	1,879	2,739	1,397
Impairment of goodwill and intangible assets		2,330	22,055
Other expense (income), net	479	(1,386)	819

Income (loss) from continuing operations before income taxes	18,787	14,629	(11,093)
Provision (benefit) for income taxes	7,062	5,952	(1,630)

Income (loss) from continuing operations	11,725	8,677	(9,463)
Loss from discontinued operations, net of income tax	(1,557)	(3,304)	(4,530)

Net income (loss)	$10,168	$5,373	$(13,993)

Weighted average number of common shares outstanding:
Basic	17,027	17,169	17,370
Diluted	17,110	17,226	17,370

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.49	$(0.53)
Discontinued operations	(0.09)	(0.19)	(0.26)

Net income (loss)	$0.57	$0.30	$(0.79)

Diluted
Continuing operations	$0.66	$0.49	$(0.53)
Discontinued operations	(0.09)	(0.19)	(0.26)

Net income (loss)	$0.57	$0.30	$(0.79)

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income (loss)	$10,168	$5,373	$(13,993)
Other comprehensive income (loss):
Unrealized loss on derivative instrument	(59)
Reclassification adjustment for amounts included in net income related to derivative instrument	578	275
Foreign currency translation	18	180	(341)

Other comprehensive income (loss) before income taxes	537	455	(341)
Income tax expense related to items of other comprehensive income	302

Other comprehensive income (loss)	235	455	(341)

Total comprehensive income (loss)	$10,403	$5,828	$(14,334)

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (income) loss	Total stockholders’ equity

Balance, December 31, 2010	16,972	$207	$67,712	$38,710	$(34,590)	$(492)	$71,547
Net income				10,168			10,168
Common stock repurchases	(346)				(1,435)		(1,435)
Dividends to stockholders				(3,596)			(3,596)
Issuance of restricted stock awards	256		(2,345)		2,345		—
Stock-based compensation expense			2,178				2,178
Stock option exercises	117		(829)		1,057		228
Tax impact of stock-based compensation			(93)				(93)
Unrealized gain on derivative instrument, net of deferred taxes of $302						217	217
Foreign currency translation						18	18

Balance, December 31, 2011	16,999	207	66,623	45,282	(32,623)	(257)	79,232
Net income				5,373			5,373
Common stock repurchases	(213)				(791)		(791)
Dividends to stockholders				(3,562)			(3,562)
Issuance of restricted stock awards	370		(3,231)		3,231		—
Stock-based compensation expense			1,749				1,749
Stock option exercises	26		(174)		225		51
Tax impact of stock-based compensation			(161)				(161)
Reclassification of amount included in net income related to derivative instrument						275	275
Foreign currency translation						180	180

Balance, December 31, 2012	17,182	207	64,806	47,093	(29,958)	198	82,346
Net loss				(13,993)			(13,993)
Common stock repurchases	(167)				(523)		(523)
Dividends to stockholders				(2,659)			(2,659)
Issuance of restricted stock awards	344		(2,906)		2,906		—
Stock-based compensation expense			1,192				1,192
Tax impact of stock-based compensation			(116)				(116)
Foreign currency translation						(341)	(341)

Balance, December 31, 2013	17,359	$207	$62,976	$30,441	$(27,575)	$(143)	$65,906

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$10,168	$5,373	$(13,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,936	4,284	3,922
Provision for losses	41,274	46,208	54,173
Deferred income taxes	(1,934)	1,902	(6,026)
Non-cash interest expense	313	1,301	501
Gain from non-cash adjustment to contingent consideration		(1,125)
Loss (gain) from foreign currency transaction		(263)	517
Loss on debt extinguishment	462		116
Loss (gain) on cash surrender value of life insurance	161	(351)	(532)
Loss on disposal of property and equipment	288	384	548
Gain on sale of branch	(377)
Loss from sale of assets of automotive business			256
Gain on settlement of life insurance policy		(739)
Loss on sale of auto receivables		2,554	985
Loss on impairment of goodwill and intangible assets		2,330	22,734
Stock-based compensation	2,178	1,749	1,192
Changes in operating assets and liabilities, (net of effects of acquisitions):
Loans, interest and fees receivable, net	(43,735)	(47,782)	(60,757)
Proceeds from sale of auto receivables		10,782	173
Prepaid expenses and other current assets	(240)	21	525
Inventory	271	1,706	989
Other assets	36	687	165
Accounts payable	(359)	1,827	(1,236)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	1,227	(4,897)	(2,707)
Income taxes	2,721	(2,435)	1,825
Other non-current liabilities	707	298	(317)

Net operating	18,097	23,814	3,053

Cash flows from investing activities:
Purchase of property and equipment	(1,578)	(3,373)	(2,895)
Proceeds from sale of automotive business			5,926
Proceeds from sale of branch	666
Changes in restricted cash and other	(2,175)	1,099
Acquisition costs, net of cash acquired	(11,535)
Payments for premiums on life insurance	(292)
Proceeds from settlement of life insurance policy		739
Other	6	40	123

Net investing	(14,908)	(1,495)	3,154

Cash flows from financing activities:
Borrowings under credit facility	29,850	35,200	17,800
Payments on credit facility	(32,600)	(24,700)	(26,500)
Borrowings on long-term debt	32,000		9,000
Repayments of long-term debt	(27,743)	(32,000)	(4,500)
Proceeds from subordinated debt	3,000
Payments for debt issuance costs	(1,455)	(159)	(122)
Dividends to stockholders	(3,596)	(3,562)	(2,659)
Repurchase of common stock	(1,435)	(791)	(523)
Exercise of stock options	228	51

Net financing	(1,751)	(25,961)	(7,504)

Effect of exchange rate changes on cash and cash equivalents	12	28	(142)

Cash and cash equivalents
Net increase (decrease)	1,450	(3,614)	(1,439)
At beginning of year	16,288	17,738	14,124

At end of year	$17,738	$14,124	$12,685

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

Since 1998, the Company has been primarily engaged in the business of providing short-term consumer loans, known as payday loans, with principal values that typically range from $100 to $500. Payday loans provide customers with cash in exchange for a promissory note with a maturity of generally two to three weeks. The payday loans are collateralized either by a check from the customer (for the principal amount of the loan plus a specified fee), ACH authorization or a debit card. The fee charged on payday loans varies by state, but typically ranges from $15 to $20 per $100 borrowed, although recent legislation in a few states has capped the fee below $2 per $100 borrowed. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check, ACH or debit card to be presented to the bank for collection.

The Company also provides other consumer financial products and services, such as installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to federal and local regulation, where applicable. As of December 31, 2013, the Company operated 432 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. In December 2013, the Company approved the closure of 35 underperforming branches during first half 2014.

The Company began offering branch-based installment loans to customers in its Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, the Company introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of December 31, 2013, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $3,000.

The following table summarizes the average principal amount of each type of installment loan product originated during 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Branch-Based	$514	$537	$593
Signature		1,725	1,834
Auto Equity		3,188	3,300

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In December 2013, the Company sold its automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. In addition, the Buyer hired a significant number of the automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by the Company. The Company also entered into a lease agreement with the Buyer for the one location that it owns. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit. See additional information in Notes 4 and 6.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s Automotive business is being presented as a discontinued operation in the Consolidated Statements of Operations as a result of the sale in December 2013 discussed above. The operational results of the automotive business have been reclassified as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations. See additional information in Note 6.

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

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013

Credit service fees	$7,194	$6,731	$6,192
Check cashing fees	3,353	2,887	2,594
Title loan fees	4,552	2,678	789
Open-end credit fees	8	528	1,861
Other fees	2,227	2,299	2,255

Total	$17,334	$15,123	$13,691

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates the estimated fair value at December 31, 2012 and 2013. Substantially all cash balances are in excess of federal deposit insurance limits.

Restricted Cash and Other. Restricted cash and other includes cash in certain money market accounts and certificates of deposit. The restricted cash balances at December 31, 2012 and 2013 are restricted primarily due to licensing requirements in certain states.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2011	2012	2013
Average amount of cash provided to customer	$314.56	$320.48	$323.91
Average fee received by the Company	$56.65	$57.67	$59.23
Average term of loan (days)	17	18	18

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date the Company receives a returned check, a rejected ACH or denied debit card submission, generally within 14 days after the due date of the loan. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, the Company stops accruing interest on installment loans between 60 to 90 days after the last payment.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $1.3 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. In connection with the Company’s decision in 2013 to close 35 branches during the first half of 2014, the Company recorded a $1.0 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2013.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (primarily a six-month trailing average of charge-offs to total volume) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with the Company’s decision in 2012 to close 38 branches during the first half of 2013, the Company recorded a $344,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2012. In connection with the Company’s decision in 2013 to close 35 branches during the first half of 2014, the Company recorded a $262,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2013.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cash received from sale of payday loan receivables	$472	$685	$540

Operating Expenses. The direct costs incurred in operating the Company’s business units have been classified as operating expenses. Operating expenses include salaries and benefits of employees (branch personnel as well as employees of Direct Credit), rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored car and security costs, marketing and other costs incurred by the business units. The provision for losses is also a component of operating expenses.

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

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Costs for the development of internal use software were immaterial for the year ending December 31, 2011 and totaled $1.3 million and $1.0 million for the years ending December 31, 2012 and 2013, respectively.

Advertising Costs. Advertising costs, including related printing, postage and search engine marketing, are charged to operations when incurred. Advertising expense was $1.9 million, $3.4 million and $3.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of consideration over the fair value of net tangible and identified intangible assets and liabilities assumed of acquired businesses using the acquisition method of accounting. Intangible assets consist of customer relationships, non-compete agreements, trade names, debt issuance costs, and other intangible assets.

Goodwill and other intangible assets having indefinite useful lives are tested for impairment using a fair-value based approach on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The test for goodwill impairment is a two-step approach. The first step of the goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value. If the fair value is less than the carrying amount, then the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

The Company evaluates the goodwill at the reporting unit level and performs its annual goodwill and indefinite life impairment test as of December 31 for all reporting units. With respect to reporting units, the Company has two reporting units with goodwill that require testing. The reporting units to test include branch lending operations in the United States and the Canadian Internet lending operations (Direct Credit). The Company hired an independent appraiser to assist with the Company’s impairment tests as of December 31, 2012 and 2013. The independent appraiser assessed the fair value of the reporting units based on a discounted cash flows approach. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth. These assumptions contemplate business, market and overall economic conditions. In connection with this process, the independent appraiser also provided a reconciliation of the estimated aggregate fair values of the Company’s reporting units to its market capitalization, including consideration of a control premium that represents what an investor would pay for the Company’s equity securities to obtain a controlling interest. The Company believes that this reconciliation is consistent with a market participant perspective. The Company tests trade names with indefinite lives for impairment by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name.

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

The Company performed its annual impairment test as of December 31, 2013 and determined that the fair values of both the Branch Lending and Direct Credit reporting units did not exceed their respective carrying amounts. The Company believes that certain factors reflect the recent declines in the calculated fair values of its Branch Lending and Direct Credit reporting units. These factors include, (i) a significant decline in the Company’s market capitalization during fourth quarter as the stock price declined by 22% (primarily due to the suspension of the regular quarterly dividend in November 2013), (ii) recent underperformance compared to peers, (iii) historically high loss ratios on its loan portfolios during fourth quarter 2013 and (iv) a decline in estimated cash flow projections for future periods. In connection with its annual budgeting and strategic planning process performed in the fourth quarter of 2013 and the review of its 2013 financial results, the Company assessed its existing revenue growth opportunities and cost structure (primarily expected loss ratios) for future periods. As a result, the Company reduced its short term and long term revenue and gross profit forecasts from previous estimates which affected the fair value calculated for each reporting unit.

The Company hired an independent appraiser to assist with the second step of the impairment test. For the year ended December 31, 2013, the Company recorded a $21.4 million non-cash impairment charge to goodwill, which included $15.7 million to its Branch Lending reporting unit and $5.7 million to its Direct Credit reporting unit. In addition, the Company performed an impairment test on its indefinite lived intangible assets as of

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and determined that the indefinite lived intangibles of its Direct Credit reporting unit were impaired and as a result, the Company recorded a non-cash impairment charge of $669,000. See additional information in Note 10.

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

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 3.5 million and 3.3 million shares of common stock held in treasury at December 31, 2012 and 2013, respectively.

Fair Value of Financial Instruments. The fair value of short-term payday, title, installment loans and open-end credit receivables, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. As of December 31, 2012, the three-year term loan was paid in full. In November 2013, the Company entered into an amendment to its credit agreement to convert $9.0 million outstanding under its revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 2013 (as discussed in Note 11). The balance of the $9.0 million term loan was $4.5 million as of December 31, 2013. The fair value of the term loan at December 31, 2013 approximates the carrying amount. The fair value of the subordinated notes as of December 31, 2012 and 2013 approximated the carrying value.

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

NOTE 3—ACCOUNTING DEVELOPMENTS

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4—SIGNIFICANT BUSINESS TRANSACTIONS

Sale of Automotive Business. In December 2013, the Company sold its automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The members of that limited liability company include (as minority owners) the daughter and son-in-law of Mary Lou Early, the Vice Chairman of the Board of Directors of QC Holdings, Inc., (which individuals are also the sister and brother-in-law of Darrin J. Andersen, the President and Chief Executive Officer of QC Holdings, Inc.). The Company believes that the terms of this transaction with the related parties described above was negotiated at arm’s length and were no less favorable to the Company than terms it could have obtained from unrelated third parties.

The purchase agreement provided for the sale of certain assets primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. In addition, the Buyer hired a significant number of the Company’s automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by the Company. The Company also entered into a lease agreement with Buyer for the one location that is owned by the Company. To facilitate the willingness of one landlord to enter into a new lease with Buyer, the Company guaranteed the rental obligations of Buyer for 12 months of the lease. The aggregate rental obligation under the lease during the guaranteed period is approximately $36,000.

The operating environment for the Company’s automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue its automotive business in order to focus on its consumer lending operations in the U.S. and Canada. See additional information in Note 6.

Restructuring. In January 2013, the Company announced a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, the Company recorded approximately $298,000 in pre-tax charges associated with its decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. The Company recorded approximately $1.2 million in pre-tax charges during year ended December 31, 2013, associated with the restructuring plan. The charges included approximately $439,000 for lease terminations and other related occupancy costs and approximately $795,000 in severance and benefit costs for the workforce reduction. Excluding the effect of the closed branches, the workforce reduction and related cost savings are expected to total approximately $2.5 million to $3.0 million on an annual basis.

Closure of Branches. During the year ended December 31, 2013, the Company closed two of its lower performing branches by consolidating each of those branches into a nearby branch. In addition, the Company approved the closure of 35 underperforming branches during first half of 2014. The Company recorded approximately $364,000 in pre-tax charges during the year ended December 31, 2013 associated with branch

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closures. The charges included a $247,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs, $32,000 in severance and benefit costs and $11,000 for other costs.

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

With respect to the branch closings in 2011, 2012 and 2013, a significant portion of the operations and closing costs are included as discontinued operations (see Note 6). When ceasing operations in Company branches under operating leases, the Company incurs certain lease contract termination costs. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

The following table summarizes the accrued exit costs associated with the restructuring and the closure of branches discussed above, and the activity related to those charges as of December 31, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Reductions	Balance at December 31, 2013

Lease and related occupancy costs	$54	$513	$(509)	$58
Severance		827	(827)
Other		11	(11)

Total	$54	$1,351	$(1,347)	$58

As of December 31, 2013, the balance of $58,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment on the $32 million term loan under its credit agreement. The Company was subject to recourse provisions, which required it to repurchase certain automobile loans receivable in the event of a default. The recourse period ended on May 9, 2013. As of December 31, 2012 and December 31, 2013, the balance of the recourse liability was approximately $350,000 and $0, respectively. During the year ended December 31, 2013, the Company recorded a loss of approximately $522,000 as a result of the recourse provisions.

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

During 2013, the Company separately sold automobile receivables to a third party resulting in a loss of $307,000.

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

The fair value of the goodwill at the acquisition date was $7.6 million. As part of the Company’s annual impairment testing performed as of December 31, 2012 and 2013, it was determined that the fair value of the Direct Credit reporting unit did not exceed its carrying value. For the years ended December 31, 2012 and 2013, the Company recognized a non-cash impairment charge to goodwill of approximately $1.7 million and $5.7 million, respectively. See additional information in Note 10.

NOTE 5—FAIR VALUE MEASUREMENTS

Fair Value Hierarchy Tables. The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. There were no recurring fair value measurements as of December 31, 2012 and December 31, 2013.

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

The Company evaluated its goodwill and indefinite life intangibles as part of its annual impairment testing as of December 31, 2012 and 2013. For the year ended December 31, 2013, the Company recorded a $21.4 million non-cash impairment charge to goodwill, which included $15.7 million to its Branch Lending reporting unit and $5.7 million to its Direct Credit reporting unit. In 2012, the Company recorded a $1.7 million non-cash impairment charge to goodwill for its Direct Credit reporting unit. In addition, it was determined that the trade name intangible associated with the acquisition of ECA in December 2006 was impaired and as a result, the Company recorded a charge of $600,000 to reduce the value of the trade name intangible asset during 2012. The decline in value was attributable to the prior closings of ECA branches in South Carolina and the decision to close an additional 12 branches in South Carolina during the first half of 2013. With respect to the testing for 2013, it was determined that the trade name intangible asset associated with the acquisition of Direct Credit in September 2011 was impaired. For the year ended December 31, 2013, the Company recorded a non-cash impairment charge of $669,000. This impairment of the trade name intangible asset was primarily attributed to lower forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition.

During the year ended December 31, 2013, the Company recorded an impairment of $244,000 on fixed assets in connection with the 35 branches the Company has scheduled to close during first half of 2014. During the year ended December 31, 2012, the Company recorded an impairment of $257,000 on fixed assets in connection with the 38 branches the Company had scheduled to close during the first half of 2013. The fair value measurements used to determine the impairments were based on the market approach based on liquidation prices of comparable assets.

The following table presents fair value measurements of certain assets on a non-recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurements			Total gains (losses)
	Level 1	Level 2	Level 3
Goodwill impairment for Branch Lending and Direct Credit	$—	$—	$—	$(21,386)
Indefinite lived intangible asset impairment for Direct Credit			692	(669)
Impaired fixed assets				(244)

Total	$—	$—	$692	$(22,229)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements of certain assets on a non-recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements			Total gains (losses)
	Level 1	Level 2	Level 3
Goodwill for Direct Credit	$—	$—	$6,107	$(1,730)
Trade Name – ECA				(600)
Impaired fixed assets				(257)

Total	$—	$—	$6,107	$(2,587)

NOTE 6—DISCONTINUED OPERATIONS

During 2011, the Company closed 20 branches that were not consolidated into nearby branches and sold one branch. In 2012, the Company closed 20 branches that were not consolidated into nearby branches and decided it would close 38 branches during the first half of 2013. In December 2013, the Company approved the closure of 35 underperforming branches during first half of 2014. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

In September 2013, the Company approved a plan to discontinue its automotive business. The operating environment for the Company’s automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue its automotive business in order to focus on its consumer lending operations in the U.S. and Canada. In December 2013, the Company completed the disposition of certain assets of its automotive business through an agreement (Purchase Agreement) with an unaffiliated limited liability company (Buyer). The Purchase Agreement provided for the sale of certain assets of the automotive business, primarily consisting of loans receivable, inventory, fixed assets and other assets, for an aggregate purchase price of approximately $6.0 million. In addition, under the terms of the Purchase Agreement, the Company assigned the leases of the dealership lots to the Buyer. The Buyer also hired a significant number of employees from the automotive business.

All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued automotive business. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense.

For the year ended December 31, 2013, the Company recorded a non-cash loss of $2.8 million in connection with the disposal of its automotive business. This non-cash loss is included as a component of discontinued operations for the year ended December 31, 2013 in the Consolidated Statements of Operations. Approximately $1.9 million of this charge was a non-cash fair-value adjustment to customer loans receivable. In addition, the Company recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $679,000. Other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining charge of $256,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2011	2012	2013
Total revenues	$43,593	$40,740	$25,002
Provision for losses (a)	13,601	13,541	9,724
Other expenses	30,582	28,081	19,086

Gross loss	(590)	(882)	(3,808)
Other, net (b)	(1,937)	(4,355)	(3,205)

Loss before income taxes	(2,527)	(5,237)	(7,013)
Income tax benefit	(970)	(1,933)	(2,483)

Loss from discontinued operations	$(1,557)	$(3,304)	$(4,530)

(a)	In 2013, the provision for loss amount includes $6.2 million from the discontinued automobile business.
(b)	In 2013, other, net includes a $679,000 impairment charge to goodwill and intangible assets.

In accordance with accounting guidance, the assets and liabilities of the automotive business have been segregated and are recorded as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets. There were no assets or liabilities carried on the Company’s balance sheet related to the automotive operations at December 31, 2013. As of December 31, 2012, the components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

December 31, 2012
Current assets:
Loans receivable, net	$757
Inventory	1,341
Prepaid expenses and other current assets	61

Total current assets of discontinued operations	$2,159

December 31, 2012
Non-current assets:
Loans receivable, net	$715
Property and equipment, net	196
Goodwill	672
Intangible assets, net	29
Other, net	16

Total non-current assets of discontinued operations	$1,628

December 31, 2012
Current liabilities:
Accounts payable	$32
Accrued expenses and other current liabilities	1,159
Accrued compensation and benefits	51
Deferred revenue	26

Total current liabilities of discontinued operations	$1,268

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The automotive business was previously accounted for as a reportable segment.

NOTE 7—SEGMENT INFORMATION

The Company’s operating business units offer various financial services. During the fourth quarter of 2013, the Company evaluated its operating segments and implemented changes to align the Company’s operating segments with how the Company manages the business and views the markets the Company serves. The Company has elected to organize and report on its business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Year Ended December 31, 2013
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$133,199	$11,556	$7,227	$151,982
Provision for losses	32,520	8,658	3,271	44,449
Other expenses	59,135	1,426	3,385	63,946

Gross profit	41,544	1,472	571	43,587
Impairment of goodwill and intangible assets	(15,684)		(6,371)	(22,055)
Other, net (a)	(27,439)	(1,843)	(3,343)	(32,625)

Loss from continuing operations before taxes	$(1,579)	$(371)	$(9,143)	$(11,093)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$137,704	$3,087	$8,068	$148,859
Provision for losses	28,009	1,854	2,804	32,667
Other expenses	59,128	652	3,420	63,200

Gross profit	50,567	581	1,844	52,992
Impairment of goodwill and intangible assets	(600)		(1,730)	(2,330)
Other, net (a)	(33,677)	(481)	(1,875)	(36,033)

Income (loss) from continuing operations before taxes	$16,290	$100	$(1,761)	$14,629

	Year Ended December 31, 2011
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$143,954	$—	$1,903	$145,857
Provision for losses	27,108		565	27,673
Other expenses	57,997		644	58,641

Gross profit	58,849		694	59,543
Other, net (a)	(40,264)		(492)	(40,756)

Income from continuing operations before taxes	$18,585	$—	$202	$18,787

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues. For the year ended December 31, 2012, the E-Lending segment includes a gain of $1.1 million for the reduction in the contingent consideration liability.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,
	2012	2013
Branch Lending	$113,286	$90,141
Centralized Lending	4,997	11,495
E-Lending	13,417	6,468

Balance at end of year	$131,700	$108,104

The operations of the Branch Lending and Centralized Lending segments are all located in the United

States. The operations of the E-Lending segment are located in the United States and Canada.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—CUSTOMER RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Customer receivables consisted of the following (in thousands):

	Payday and Title Loans	Installment Loans	Other	Total
December 31, 2013:

Current portion:
Total loans, interest and fees receivable	$42,813	$17,470	$5,338	$65,621
Less: allowance for losses	(2,867)	(3,921)	(1,484)	(8,272)

Loans, interest and fees receivable, net	$39,946	$13,549	$3,854	$57,349

Non-current portion:
Total loans, interest and fees receivable	$—	$8,503	$—	$8,503
Less: allowance for losses		(2,171)		(2,171)

Loans, interest and fees receivable, net	$—	$6,332	$—	$6,332

	Payday and Title Loans	Installment Loans	Other	Total
December 31, 2012:

Current portion:
Total loans, interest and fees receivable	$50,772	$14,642	$1,656	$67,070
Less: allowance for losses	(3,211)	(2,997)	(400)	(6,608)

Loans, interest and fees receivable, net	$47,561	$11,645	$1,256	$60,462

Non-current portion:
Total loans, interest and fees receivable	$—	$2,114	$—	$2,114
Less: allowance for losses		(437)		(437)

Loans, interest and fees receivable, net	$—	$1,677	$—	$1,677

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

The Company had approximately $7.8 million in installment loans receivable that were past due as of December 31, 2013 and approximately 36.8% of this amount was more than 60 days past due. The Company had approximately $3.9 million in installment loans receivable past due as of December 31, 2012 and approximately 21.4% of this amount was more than 60 days past due.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2011	2012	2013
Balance, beginning of year	$3,410	$3,908	$7,045
Charge-offs	(64,283)	(65,378)	(75,572)
Recoveries	32,092	30,398	34,607
Effect of foreign currency translation		2	(4)
Provision for losses	32,689	38,115	44,367

Balance, end of year	$3,908	$7,045	$10,443

The provision for losses in the Consolidated Statements of Income includes losses associated with the CSO (see note 13 for additional information) and excludes loss activity related to discontinued operations (see note 6 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31, 2013
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of year	$3,211	$3,435	$399	$7,045
Charge-offs	(57,107)	(17,056)	(1,409)	(75,572)
Recoveries	32,005	2,418	184	34,607
Effect of foreign currency translation			(4)	(4)
Provision for losses	24,758	17,295	2,314	44,367

Balance, end of year	$2,867	$6,092	$1,484	$10,443

	Year Ended December 31, 2012
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of year	$1,548	$2,260	$100	$3,908
Charge-offs	(51,949)	(12,549)	(880)	(65,378)
Recoveries	27,951	2,175	272	30,398
Effect of foreign currency translation			2	2
Provision for losses	25,661	11,549	905	38,115

Balance, end of year	$3,211	$3,435	$399	$7,045

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2013
Buildings	$3,262	$3,262
Leasehold improvements	18,263	18,403
Furniture and equipment	21,730	22,959
Land	512	512
Vehicles	1,014	966

	44,781	46,102
Less: Accumulated depreciation and amortization	(33,571)	(35,772)

Total	$11,210	$10,330

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2012, the balance of the deferred liability was approximately $270,000, of which $214,000 is classified as a non-current liability. As of December 31, 2013, the balance of the deferred liability was approximately $214,000, of which $158,000 is classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $3.5 million, $3.0 million and $2.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill. The following table summarizes by reportable segment the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 (in thousands):

	Branch Lending	E-Lending	Total
Balances as of December 31, 2011	$15,684	$7,602	$23,286
Impairment		(1,730)	(1,730)
Effect of foreign currency translation		235	235

Balances as of December 31, 2012	15,684	6,107	21,791
Impairment	(15,684)	(5,702)	(21,386)
Effect of foreign currency translation		(405)	(405)

Balances as of December 31, 2013	$—	$—	$—

The Company performed its annual impairment test as of December 31, 2013 and determined that the fair values of both the Branch Lending and Direct Credit reporting units did not exceed their respective carrying amounts. For purposes of the step one analysis, the fair value of each reporting unit was estimated using an income approach that analyzed projected discounted cash flows. The discount rates used for the reporting units ranged from 16.1% to 23.8%. The Company believes that certain factors reflect the recent declines in the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated fair values of its Branch Lending and Direct Credit reporting units. These factors include, (i) a significant decline in the Company’s market capitalization during fourth quarter as the stock price declined by 22% (primarily due to the suspension of the regular quarterly dividend in November 2013), (ii) recent underperformance compared to peers, (iii) historically high loss ratios on its loan portfolios during fourth quarter 2013 and (iv) a decline in estimated cash flow projections for future periods. In connection with its annual budgeting and strategic planning process performed in the fourth quarter of 2013 and the review of its 2013 financial results, the Company assessed its existing revenue growth opportunities and cost structure (primarily expected loss ratios) for future periods. As a result, the Company reduced its short term and long term revenue and gross profit forecasts from previous estimates which affected the fair value calculated for each reporting unit.

The Company hired an independent appraiser to assist with the second step of the impairment test. The amount of impairment for each reporting unit was calculated by comparing the reporting unit’s implied fair value of goodwill to its carrying amount, which requires an allocation of the fair value determined in the step one analysis to the individual assets and liabilities of each reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. The test results showed that the implied fair value of the goodwill for each reporting unit was a negative amount after the allocation of the fair value to the individual assets and liabilities of each reporting unit and thus, a full impairment of goodwill was recorded for each reporting unit. For the year ended December 31, 2013, the Company recorded a $21.4 million non-cash impairment charge to goodwill, which included a $15.7 million tax deductible charge to its Branch Lending reporting unit and a $5.7 million non-tax deductible charge to its Direct Credit reporting unit.

With respect to 2012, the Company performed its annual impairment testing of goodwill and concluded that no impairment existed at December 31, 2012 for its Branch Lending reporting unit. However, the test results showed that the fair value of the Direct Credit reporting unit did not exceed its carrying amount and a step two analysis was required to determine the amount of the impairment. As a result, the Company recorded a $1.7 million non-cash, non-tax deductible impairment charge to goodwill for its Direct Credit reporting unit during 2012. For the year ended December 31, 2011, no impairment of goodwill was recognized.

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,
	2012	2013
Non-amortized intangible assets:
Trade names	$1,456	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Non-compete agreements	210
Debt issue costs	1,291	1,413

Gross carrying amount	4,104	4,016
Effect of foreign currency translation	77	2
Less: Accumulated amortization	(2,010)	(3,150)

	2,171	868

Total intangible assets, net	$3,627	$1,560

Intangible assets at December 31, 2012 and December 31, 2013 include customer relationships, non-compete agreements, trade names and debt issue costs. Customer relationships are amortized using the straight-line method over the weighted average useful lives ranging from three to five years. Non-compete agreements are currently amortized using the straight-line method over the term of the agreements, ranging from three to five

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. The amount recorded for trade names are considered an indefinite life intangible and not subject to amortization. Costs paid to obtain debt financing are amortized to interest expense over the term of each related debt agreement using the effective interest method for term debt and the straight-line method for the revolving credit facility.

The Company tests trade names with indefinite lives for impairment annually by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name. Based on testing results for 2013, the Company concluded that the indefinite lived intangible assets associated with the acquisition of Direct Credit were impaired and recorded an impairment charge of $669,000 to reduce the value of the indefinite lived intangible assets.

Based on the results from its 2012 impairment testing, the Company concluded that the trade name associated with the acquisition of ECA was impaired and recorded an impairment charge of $600,000 to reduce the value of the trade name intangible asset. In 2006, the Company acquired 51 branches in South Carolina from Express Check Advance, LLC. The Company has closed the majority of these branches (31 branches as of December 31, 2012) and decided in December 2012 it would close 12 additional branches during first half 2013 due to a change in the payday loan law in South Carolina in 2009 that had negatively impacted revenues and gross profits in those branches over the past few years. No impairment of intangible assets was recognized during 2011.

Amortization expense for the years ended December 31, 2011, 2012 and 2013 was $780,000, $899,000 and $861,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2013 is estimated to be $863,000 for 2014 and $5,000 for 2015.

NOTE 11—INDEBTEDNESS

Credit Agreement. The following table summarizes long-term debt at December 31, 2012 and 2013 (in thousands):

	December 31,
	2012	2013
Term loan	$—	$4,500
Revolving credit facility	25,000	16,300

Total debt	25,000	20,800
Less: debt due within one year	(25,000)	(20,800)

Total non-current debt	$—	$—

On September 30, 2011, the Company entered into an amended and restated credit agreement with a syndicate of banks to replace its prior credit agreement, which was previously amended on December 7, 2007. The credit agreement provided for a term loan of $32 million and a revolving line of credit (including provisions permitting the issuance of letters of credit and swingline loans) in the aggregate principal amount of up to $27 million. In connection with amending the credit agreement, the Company capitalized approximately $1.0 million in debt issue costs, which it is amortizing over three years, and recorded a loss on debt extinguishment totaling $462,000, which is included in the Consolidated Statements of Income as part of other expense, net. The weighted average interest rate for borrowings under the revolving line of credit at December 31, 2012 and 2013 was 4.3% and 4.1%, respectively.

The credit agreement contains financial covenants related to EBITDA (earnings before interest, provision for income taxes, depreciation and amortization and non-cash charges related to equity-based compensation), fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. As of September 30, 2013, the Company was not in compliance with one of the financial covenants (minimum consolidated EBITDA) as set forth in the credit agreement. On November 12, 2013, the Company entered into an amendment to the credit

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement to (i) reduce the maximum amount available under the revolving credit facility from $27 million to $18 million; (ii) convert $9 million outstanding under the revolving credit agreement to a term loan to be repaid in four quarterly installments beginning December 31, 2013; (iii) eliminate the minimum consolidated EBITDA requirement through the term of the facility; (iv) allow for the sale of certain assets from the Company’s automobile business, which include certain receivables, automobile inventory, equipment and real estate, provided that the greater of $3 million or 50% of the net proceeds is used to reduce the outstanding principal balance of the new term loan; (v) increase the trailing twelve month maximum loss ratio to 30% through December 31, 2013 and 28% thereafter; and (vi) allow for an increase in subordinated debt. The amendment also prohibits the payment of dividends and repurchase of the Company’s stock through the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees.

In February 2014, it was determined that the Company would not be in compliance with the financial covenant related to maximum loss ratio as of January 31, 2014. The amendment in November 2013 provides that the loss ratio allowed is calculated as of the end of each fiscal month and measured on a trailing 12 month basis. The calculated loss ratio may not be equal to or greater than (i) 30% for the monthly periods ending September 30, 2013 through December 31, 2013, and (ii) 28% for each monthly period thereafter. As of January 31, 2014, the computed loss ratio for the trailing 12 months was 28.4%, which was in excess of the maximum amount allowed by the credit agreement. On February 28, 2014, the Company entered into an amendment to the credit agreement to provide for a trailing 12 month maximum loss ratio of 30% for each of January and February 2014 and 28% thereafter.

In December 2013, the Company sold substantially all the assets of its automotive business to Buyer for a cash purchase price of approximately $6.0 million paid at closing. In accordance with recent amendments to the Company’s credit facility, the Company used $3.0 million of the sale proceeds to make a mandatory prepayment on its $9.0 million term loan. The remaining balance of $6.0 million on the term loan is required to be repaid in four quarterly installments of $1.5 million each, beginning on December 31, 2013. As of December 31, 2013, the balance of the $9.0 million term loan was $4.5 million.

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

In December 2012, the Company sold the majority of its automobile receivables and used the proceeds from the sale to pay down its $32 million term loan. In addition to scheduled repayments, the $32 million term loan contained mandatory principal prepayment provisions whereby the Company was required to reduce the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding principal amount of the term loan based on the Company’s excess cash flow (as defined in the agreement) and the Company’s leverage ratio as of the most recent completed fiscal year. To the extent that the Company’s leverage ratio was greater than one, the Company was required to pay 75% of excess cash flow. If the leverage ratio fell below one, the mandatory payment was 50% of excess cash flow. Under the previous credit agreement, the Company made a $10.7 million principal payment on the $32 million term loan in April 2012, which was required under the mandatory prepayment provisions of the credit agreement. As of December 31, 2012, the $32 million term loan was paid in full.

Subordinated Debt. Under the current credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. As of December 31, 2013, the Company was in compliance with these covenants. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2012 and December 31, 2013, the balance of the subordinated notes was approximately $3.2 million and $3.3 million, respectively.

The following table summarizes future principal payments of indebtedness at December 31, 2013 (in thousands):

December 31, 2013
2014	$20,800
2015	3,282

Total	$24,082

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the gains (losses) recognized in Other Comprehensive Income related to the interest rate swap agreement for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
Derivatives Designated as Hedging Instruments	2011	2012	2013
Cash flow hedges:
Loss recognized in other comprehensive income	$(59)	$—	$—
Amount reclassified from accumulated other comprehensive income to interest expense	578	275

Total	$519	$275	$—

NOTE 13—CREDIT SERVICES ORGANIZATION

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2012 and December 31, 2013, the consumers had total loans outstanding with the lender of approximately $2.6 million and $2.8 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $100,000 as of December 31, 2012 and $985,000 as of December 31, 2013. In 2013, the products offered to consumers in Texas (thru the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with the Company’s historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and the Company’s guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the liability for CSO loan losses during the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
CSO liability:	2011	2012	2013
Balance, beginning of year	$100	$90	$100
Charge-offs	(3,462)	(3,224)	(3,448)
Recoveries	830	889	719
Provision for losses	2,622	2,345	3,614

Balance, end of year	$90	$100	$985

NOTE 14—INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$7,889	$1,088	$341
State	1,028	100	146
Foreign	150	196	480

Total Current	9,067	1,384	967

Deferred:
Federal	(1,696)	4,131	(1,616)
State	(228)	556	(217)
Foreign	(81)	(119)	(764)

Total Deferred	(2,005)	4,568	(2,597)

Total provision (benefit) for income taxes	$7,062	$5,952	$(1,630)

Income (loss) from continuing operations:
Domestic	$18,585	$14,893	$(4,052)
Foreign	202	(264)	(7,041)

Income (loss) from continuing operations before income taxes	$18,787	$14,629	$(11,093)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2012	2013
Deferred tax assets related to:
Allowance for loan losses	$6,150	$7,419
Accrued rent	892	666
Accrued vacation	456	372
Stock-based compensation	2,419	2,301
Unused state tax credits	861	1,054
Book reserves	935	458
Deferred compensation	1,309	1,413
Accrued legal	57	142
Foreign net operating loss carry-forwards	111	379
Goodwill and intangible assets		2,895
Other		443

Total gross deferred tax assets	13,190	17,542
Less: valuation allowance	(861)	(1,054)

Net deferred tax assets	12,329	16,488

Deferred tax liabilities related to:
Property and equipment	(169)	(96)
Loans receivable, tax value	(6,069)	(7,538)
Goodwill and intangibles	(3,013)
Prepaid assets	(444)	(275)
Other	(75)

Gross deferred tax liabilities	(9,770)	(7,909)

Net deferred tax asset	$2,559	$8,579

The Company has state tax credit and various loss carry-forwards of approximately $1.5 million and $1.8 million as of December 31, 2012 and December 31, 2013, respectively. The deferred tax asset related to these credits and carry-forwards is approximately $861,000 and $1.1 million as of December 31, 2012 and December 31, 2013, respectively. The Company’s ability to utilize a significant portion of the state tax credit carry-forwards is dependent on its ability to meet certain criteria imposed by the state for each subsequent year in which any portion of the credit is utilized. Until certification to utilize these credits is received, the Company believes that it is not more likely than not that the benefit of these credits will be realized. The loss carry-forwards can only be utilized against income of a certain character and the tax liabilities of specific subsidiaries in specific jurisdictions, one of which included a discontinued operation. Absent future taxable income of the appropriate character and taxable income in those jurisdictions, it is not more likely than not that the carry-forwards will be utilized. Accordingly, a valuation allowance in the amount of $861,000 and $1.1 million has been established at December 31, 2012 and December 31, 2013, respectively. The Company also has gross foreign net operating loss carry-forwards of approximately $1.5 million that generally expire in 17 – 20 years. The Company believes it is more likely than not that these carry-forwards will be utilized prior to their expiration. Accordingly, no valuation allowance for the related deferred tax asset has been recognized.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences between the Company’s effective income tax rate computed for income (loss) from continuing operations and the statutory federal income tax rate are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Income tax expense (benefit) using the statutory federal rate in effect	$6,575	$5,120	$(3,883)
Tax effect of:
State and local income taxes, net	520	427	(47)
Goodwill impairment		604	1,998
Contingent consideration		(395)
Non-taxable insurance policy proceeds		(259)
Section 162(m) limitation		142
Other	(33)	313	302

Total provision (benefit) for income taxes	$7,062	$5,952	$(1,630)

Effective tax rate	37.6%	40.7%	(14.7)%
Statutory federal tax rate	35.0%	35.0%	35.0%

The effective income tax rate for the year ended December 31, 2013 was (14.7)% compared to 40.7% in the prior year. The decrease is primarily related to the goodwill impairment charge to the Direct Credit reporting unit and other certain non-deductible expenses as a percentage of the pre-tax loss.

As of December 31, 2012 and 2013, the accumulated undistributed earnings of foreign affiliates were a deficit of $208,000 and $7.0 million, respectively. As the Company intends to indefinitely reinvest these earnings in the business of its foreign affiliates, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings should they become positive in the future.

Uncertain Tax Positions. A summary of the total amount of unrecognized tax benefits for the years ended December 31, 2012 and 2013 is as follows (in thousands):

	December 31,
	2012	2013
Balance at beginning of year	$193	$123
Additions for tax positions taken during prior years	1
Additions for tax positions taken during the current year	2	78
Reductions for tax positions taken during prior years	(63)	(1)
Lapse of statute of limitations	(10)	(10)

Balance at end of year	$123	$190

Approximately $21,000 of the total unrecognized tax benefits at December 31, 2013, will, if ultimately recognized, impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2011, 2012 or 2013.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of December 31, 2013:

	Federal	State and Foreign

Statute remains open	2010-2013	2009-2013
Tax years currently under examination	N/A	N/A

NOTE 15—EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $473,000, $436,000 and $450,000 during 2011, 2012 and 2013, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. Under the plan, the Company makes a matching contribution of 50% of each employee’s contribution, up to 6% of the employee’s compensation. The Company’s matching contributions and administrative expenses relating to the plan were $179,000, $188,000, and $181,000 during 2011, 2012 and 2013, respectively. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the years ended December 31, 2012 and 2013, the Company recognized compensation expense of approximately $354,000 and $226,000, respectively, as a result of deemed gains on the hypothetical investments. For the year ended December 31, 2011, the Company recognized a reduction in compensation expense of approximately $60,000, as a result of deemed losses on the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $3.3 million and $3.7 million at December 31, 2012 and 2013, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $3.4 million and $3.8 million at December 31, 2012 and 2013, respectively. This asset is available to fund the deferred compensation liability; however, the asset is not protected from creditors of the Company. For the years ended December 31, 2012 and 2013, the Company recognized gains totaling $351,000 and $532,000, respectively, on its investments associated with the life insurance policies, reflected in the cash surrender value. For the year ended December 31, 2011, the Company recognized a loss totaling $161,000 on its investments associated with the life insurance policies, reflected in the cash surrender value.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2011	2012	2013
Income (loss) from continuing operations	$11,725	$8,677	$(9,463)
Loss from discontinued operations available to common stockholders	(1,557)	(3,304)	(4,530)

Income (loss) available to common stockholders	$10,168	$5,373	$(13,993)

Weighted average basic common shares outstanding	17,027	17,169	17,370
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	83	57

Weighted average diluted common shares outstanding	17,110	17,226	17,370

Earnings (loss) per share
Basic
Continuing operations	$0.66	$0.49	$(0.53)
Discontinued operations	(0.09)	(0.19)	(0.26)

Net income (loss)	$0.57	$0.30	$(0.79)

Diluted
Continuing operations	$0.66	$0.49	$(0.53)
Discontinued operations	(0.09)	(0.19)	(0.26)

Net income (loss)	$0.57	$0.30	$(0.79)

The Company has approximately 17.0 million shares, 17.2 million shares and 17.4 million shares outstanding at December 31, 2011, 2012 and 2013, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 928,000 shares, 604,000 shares and 315,000 shares are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the years ended December 31, 2011, 2012 and 2013, respectively.

Anti-dilutive securities. Options to purchase approximately 2.6 million shares, 2.6 million shares and 2.5 million shares of common stock were excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2012 and 2013, respectively because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company expended $1.1 million for approximately 273,000 shares, $415,000 for approximately 105,000 shares and $179,000 for approximately 66,000 shares during the years ended December 31, 2011, 2012, and 2013, respectively. As of December 31, 2013, the Company had approximately $3.9 million that may yet be utilized to repurchase shares under the current program. As a result of the amendment to its credit agreement in November 2013 (see Note 11), the Company may not repurchase its common stock through the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees. Shares received in exchange

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statements of Cash Flows and the Statements of Changes in Stockholders’ Equity.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In addition to regular quarterly dividends, the Company’s board of directors has also approved special cash dividends on the Company’s common stock from time to time. As a result of the amendment to its credit agreement in November 2013 (see Note 11), the Company may not pay dividends on its common stock through the maturity of the facility on September 30, 2014. For the years ended December 31, 2011 and 2012, the Company declared dividends on its common stock of $0.20 per share, in each year. For the year ended December 31, 2013, the Company declared dividends on its common stock of $0.15 per share.

NOTE 17—STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2013, the Company’s stock-based compensation plans include the 1999 Stock Option Plan and the 2004 Equity Incentive Plan (2004 Plan). Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. The maximum number of shares of common stock of the Company originally reserved and available for issuance under the 2004 Plan was three million shares. In June 2009, at the annual meeting of the Company’s stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. As of December 31, 2013, there are approximately 204,000 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. In previous years, the Company has issued a combination of stock options (non-qualified) and restricted stock to its employees as part of the Company’s long-term equity incentive compensation program.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income (loss) for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013
Employee stock-based compensation:
Stock options	$386	$213	$17
Restricted stock awards	1,609	1,355	987

	1,995	1,568	1,004
Non-employee director stock-based compensation:
Restricted stock awards	183	181	188

Total stock-based compensation	$2,178	$1,749	$1,192

The related income tax benefit was $817,000, $673,000 and $459,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

Stock Options. The fair value of option grants are determined on the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield is calculated based on the current dividend and the market price of the Company’s common stock on the grant date. The expected volatility factor used by the Company is based on the Company’s historical stock trading history. The Company computes the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. The Company did not grant stock options during 2011, 2012 and 2013.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2012 was $240,000 and $43,000, respectively. No options were exercised during the year ended December 31, 2013.

The total fair value of options vested during 2013 was approximately $201,000.

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding, January 1, 2013	2,639,536	$9.91
Exercised
Forfeited	(96,784)	11.80

Outstanding, December 31, 2013	2,542,752	$9.84	2.4	$—

Exercisable, December 31, 2013	2,542,752	$9.84	2.4	$—

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1 to $5	525,492	5.1	$4.39	525,492	$4.39
$ 5 to $10	780,902	2.0	9.47	780,902	9.47
$10 to $15	1,173,508	1.4	12.24	1,173,508	12.24
$15 to $20	62,850	1.0	15.07	62,850	15.07

	2,542,752	2.4	$9.84	2,542,752	$9.84

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2013 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value

Nonvested balance, January 1, 2013	603,991	$4.55
Granted	55,020	3.41
Vested	(343,802)	4.43
Forfeited	(262)	4.39

Nonvested balance, December 31, 2013	314,947	$4.49

During 2013, the Company granted 55,020 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $188,000, which the Company recognized as stock-based compensation expense in the first quarter 2013.

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

As of December 31, 2013, there was $564,000 of total unrecognized compensation costs related to nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 1 year.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock vested (at vest date) during the years ended December 31, 2011, 2012 and 2013 was $1.0 million, $1.3 million and $1.2 million, respectively. The Company requires employees to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2011, 2012 and 2013, the Company repurchased shares from employees totaling approximately 73,100, 108,270, and 100,973, respectively.

Other Long-Term Incentive Compensation. In 2012, the Company adopted a new Long-Term Incentive Plan, which covers all executive officers, other than its Chairman of the Board and its Vice Chairman of the Board. The annual long-term incentive awards (LTI Awards) are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

The Company granted Performance Units to various officers under the new LTIP during first quarter 2012 and first quarter 2013. The value of the Performance Units is based upon a performance measure established by our compensation committee. The performance measure for the 2012 grant is the annual average return on assets for a three-year performance period (i.e., 2012 – 2014) at a targeted percentage return. The performance measure for 2013 is the annual average return on assets for a three-year performance period (i.e., 2013 – 2015 at a targeted percentage return). Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. As of December 31, 2012 and 2013, the balance of the non-current liability for the Performance Units was approximately $242,000 and $83,000, respectively. During second quarter 2013, the liability for the 2012 grant was reduced to $0 as the Company believes the performance measures required for the 2012 grant will not be met. Compensation expense is recognized over the performance period and is estimated based on the probability of achieving performance goals outlined in the plan. As of December 31, 2013, the total unrecognized compensation costs related to the Performance Units was approximately $167,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.0 years.

In first quarter 2012 and first quarter 2013, the Company granted cash-based RSU’s to various officers under the new LTIP totaling 92,452 and 50,877, respectively. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period. As of December 31, 2012 and 2013, the balance of the non-current liability for RSUs was approximately $101,000 and $141,000, respectively. As of December 31, 2013, the total unrecognized compensation costs related to the RSUs was $116,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.4 years.

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Year Ended December 31,
	2012	2013
Performance Units	$242	$(159)
RSU’s	101	40

Total	$343	$(119)

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The future minimum lease payments include payments required for the initial non-cancelable term of the operating lease plus any payments for periods of expected renewals provided in the lease that the Company considers to be reasonably assured of exercising. The following table summarizes the future minimum lease payments as of December 31, 2013 (in thousands):

	Non- Cancelable	Reasonably Assured Renewals	Total

2014	$9,750	$1,656	$11,406
2015	6,151	3,742	9,893
2016	3,140	5,527	8,667
2017	1,523	6,096	7,619
2018	384	5,709	6,093
Thereafter	327	12,683	13,010

Total	$21,275	$35,413	$56,688

Rental expense was $9.9 million, $10.5 million and $10.5 million during the years ended December 31, 2011, 2012 and 2013, respectively.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company has appealed that ruling to the North Carolina Court of Appeals. On February 4, 2014, the Court of Appeals ruled that the trial court erred, and ordered the trial court to dismiss the lawsuit and that the parties proceed to arbitration. It is now expected that plaintiffs will seek review of this decision by the North Carolina Supreme Court. That review is discretionary, however, so there is a possibility that the Supreme Court will refuse review. It is expected that the Company will know if the Supreme Court will review the case by mid-2014. If the Supreme Court accepts review, the parties will file briefs and argue the matter before the Supreme Court. That would likely result in an issued decision from the Supreme Court no earlier than mid-2015.

There were three similar purported class action lawsuits filed in North Carolina against three other companies unrelated to the Company. The plaintiffs in those three cases were represented by the same law firms as the plaintiffs in the case filed against the Company. Settlements in each of the three companion cases were reached by the end of 2010; however, the settlements do not provide reasonable guidance on settlements in the Company’s case, especially in light of the favorable decision by North Carolina Court of Appeals on the Company arbitration clause.

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

Direct Credit has not yet answered the civil claim of the plaintiff, but intends to defend itself, its subsidiaries and its former directors. The parties are in discussions to settle this matter, and it is possible that the matter will be settled in first half of 2014. The Company cannot predict whether it and the other parties will reach a formal,

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

binding agreement for the settlement of this matter or whether the final agreement will be on the terms presently contemplated. The Company’s exposure to this matter is limited due to an indemnification provision in the Asset Purchase Agreement between the Company and the former owners of Direct Credit. However, the Company is responsible for a portion of any settlement arising from post-acquisition alleged conduct. As of February 2014, the Company estimates that the total settlement will range between $1.2 million and $1.7 million, with the Company’s un-indemnified exposure amounting to approximately 40% of that amount. The Company has reserved in the accompanying financial statements its estimated liability for settling this litigation under the current parameters and recorded an indemnification asset due from the previous sellers.

California. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class. This matter is in the early stages of litigation. The Company has filed an answer denying all claims. It is expected that class briefing will occur in the first quarter of 2014.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcies and employment-related matters from time to time. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

NOTE 19—CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in the United States and certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri, California, Kansas, Illinois, and New Mexico represented approximately 25%, 17%, 6%, 5% and 5% respectively, of total revenues for the year ended December 31, 2013. Company short-term lending branches located in the states of Missouri, California, Kansas, New Mexico, Illinois and Idaho represented approximately 36%, 17%, 8% 5%, 5% and 5%, respectively, of total gross profit for the year ended December 31, 2013. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes, for example:

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

•

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, revenues from branches in Illinois declined by $2.4 million and gross profit declined by $2.2 million. In 2012, revenues and gross profit from Illinois declined by $2.0 million and $1.8 million, respectively. During 2013, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

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

In 2013, branches in Missouri accounted for approximately 25% and 36% of the Company’s total revenues and gross profits, respectively. The loss of Missouri revenues and gross profit as a result of passage of a voter initiative precluding payday lending would have a material adverse effect on the Company’s results of operation and financial condition.

NOTE 20—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table sets forth certain cash activities for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cash paid during the year for:
Income taxes	$5,531	$4,715	$283
Interest	2,036	2,220	1,267

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	Amended and Restated QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.2	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.3	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.4	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.6	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.7	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.8	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.9	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.10	Second Amended and Restated Credit Agreement dated as of September 30, 2011, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.11	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.12	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.17	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.18	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.20	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.21	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.22	Second Amendment to Pledge Agreement dated as of September 30, 2011, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.23	Note Purchase Agreement dated September 30, 2011, between QC Holdings, Inc. and Buyers (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.24	Subordination Agreement dated September 30, 2011, between QC Holdings, Inc. and Subordinate Lenders (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.25	First Amendment Agreement dated November 7, 2012, among QC Holdings, Inc., the lenders named therein and U.S. Bank National Association, as Agent, amending the Second Amended and Restated Credit Agreement. Incorporated by reference and previously filed as an exhibit to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012.

10.26	Second Amendment Agreement dated May 15, 2013, among QC Holdings, Inc., the lenders named therein and U.S. Bank National Association, as Agent, amending the Second Amended and Restated Credit Agreement. Incorporated by reference and previously filed as an exhibit to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

10.27	Third Amendment Agreement dated November 12, 2013, among QC Holdings, Inc., the lenders named therein and U.S. Bank National Association, as Agent, amending the Second Amended and Restated Credit Agreement. Incorporated by reference and previously filed as an exhibit to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

10.28	QC Holdings, Inc. Annual Incentive Plan adopted December 6, 2011. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011.

10.29	The Executive Nonqualified Excess Plan Document and Adoption Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.30	QC Holdings, Inc. Annual Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.31	QC Holdings, Inc. Long-Term Incentive Plan effective January 1, 2012. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012.

10.32	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Don Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.33	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Mary Lou Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101	The following information from the QC Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Filed herewith.