Form 10-Q
period 2014-03-31
QC Holdings, Inc.
filed 2014-05-08
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2014:

Common Stock $0.01 per share par value – 17,511,291 Shares

QC HOLDINGS, INC.

Form 10-Q

March  31, 2014

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year 2014.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2013	2014
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$12,685	$15,304
Restricted cash and other	1,076	951
Loans receivable, less allowance for losses of $8,272 at December 31, 2013 and $7,106 at March 31, 2014	57,349	45,677
Deferred income taxes	981	1,079
Prepaid expenses and other current assets	5,742	4,453

Total current assets	77,833	67,464
Non-current loans receivable, less allowance for losses of $2,171 at December 31, 2013 and $1,954 at March 31, 2014	6,332	5,802
Property and equipment, net	10,330	10,168
Intangible assets, net	1,560	1,271
Deferred income taxes	7,598	7,592
Other assets, net	4,451	4,494

Total assets	$108,104	$96,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$817	$1,072
Accrued expenses and other current liabilities	4,105	3,492
Accrued compensation and benefits	3,665	4,331
Deferred revenue	3,669	2,617
Income taxes payable		1,557
Debt due within one year	20,800	5,600

Total current liabilities	33,056	18,669
Long-term debt	3,282	3,314
Other non-current liabilities	5,860	5,581

Total liabilities	42,198	27,564

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,359,382 outstanding at December 31, 2013; 20,700,250 shares issued and 17,486,591 outstanding at March 31, 2014	207	207
Additional paid-in capital	62,976	61,350
Retained earnings	30,441	33,894
Treasury stock, at cost	(27,575)	(26,126)
Accumulated other comprehensive loss	(143)	(98)

Total stockholders’ equity	65,906	69,227

Total liabilities and stockholders’ equity	$108,104	$96,791

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
Revenues
Payday loan fees	$26,823	$24,614
Installment interest and fees	6,230	8,923
Other	3,617	3,833

Total revenues	36,670	37,370

Operating expenses
Salaries and benefits	8,442	8,046
Provision for losses	6,496	7,741
Occupancy	4,268	4,518
Depreciation and amortization	518	462
Other	2,813	3,306

Total operating expenses	22,537	24,073

Gross profit	14,133	13,297
Regional expenses	2,940	2,250
Corporate expenses	5,811	4,683
Depreciation and amortization	445	472
Interest expense	354	407
Other expense, net	190	243

Income from continuing operations before income taxes	4,393	5,242
Provision for income taxes	1,769	2,144

Income from continuing operations	2,624	3,098
Loss (gain) from discontinued operations, net of income tax	611	(355)

Net income	$2,013	$3,453

Weighted average number of common shares outstanding:
Basic	17,330	17,441
Diluted	17,330	17,441
Earnings (loss) per share:
Basic
Continuing operations	$0.15	$0.18
Discontinued operations	(0.04)	0.02

Net income	$0.11	$0.20

Diluted
Continuing operations	$0.15	$0.18
Discontinued operations	(0.04)	0.02

Net income	$0.11	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
Net income	$2,013	$3,453
Other comprehensive income (loss):
Foreign currency translation adjustment	(109)	45

Total comprehensive income	$1,904	$3,498

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

						Accumulated
			Additional			other	Total
	Outstanding	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	shares	stock	capital	earnings	stock	loss	equity
Balance, December 31, 2013	17,359	$207	$62,976	$30,441	$(27,575)	$(143)	$65,906
Net income				3,453			3,453
Common stock repurchases	(70)				(174)		(174)
Issuance of restricted stock awards	198		(1,623)		1,623		—
Stock-based compensation expense			165				165
Tax impact of stock-based compensation			(168)				(168)
Foreign currency translation						45	45

Balance, March 31, 2014	17,487	$207	$61,350	$33,894	$(26,126)	$(98)	$69,227

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities
Net income	$2,013	$3,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	934
Provision for losses	7,358	8,048
Deferred income taxes	56	(93)
Non-cash interest expense	118	126
Loss from foreign currency transaction	205	240
Gain on cash surrender value of life insurance	(183)	(50)
Loss (gain) on disposal of property and equipment	(15)	3
Stock-based compensation	484	165
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	5,678	4,091
Proceeds from sale of auto receivables	29
Prepaid expenses and other current assets	230	432
Other assets	1	6
Accounts payable	(941)	255
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(2,653)	(1,335)
Income taxes	2,095	2,244
Other non-current liabilities	(314)	87

Net operating	15,177	18,606

Cash flows from investing activities
Purchase of property and equipment	(524)	(629)
Proceeds from sale of property and equipment		15
Changes in restricted cash and other	(1)	125
Other	61

Net investing	(464)	(489)

Cash flows from financing activities
Borrowings under credit facility	1,000	1,000
Payments on credit facility	(11,500)	(14,700)
Repayments of long-term debt		(1,500)
Payments for debt issue costs		(56)
Dividends to stockholders	(887)
Repurchase of common stock	(344)	(174)

Net financing	(11,731)	(15,430)

Effect of exchange rate changes on cash and cash equivalents	(33)	(68)

Cash and cash equivalents
Net increase	2,949	2,619
At beginning of year	14,124	12,685

At end of period	$17,073	$15,304

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$350	$324
Income taxes	—	267

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. The Company also provides other consumer financial products and services, such as credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. As of March 31, 2014, the Company operated 430 loan branches.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2013 was derived from the audited financial statements of the Company, but does not include all disclosures required by US GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Company’s 2013 Form 10-K, which include the following: use of estimates, revenue recognition, cash and cash equivalents, restricted cash and other, loans receivable, provision for losses and allowance for loan losses, operating expenses, property and equipment, software, advertising costs, goodwill and intangible assets, impairment of long-lived assets, earnings per share, stock-based compensation, income taxes, treasury stock, fair value of financial instruments, derivative instruments and foreign currency translations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 2014, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2014.

In December 2013, the Company sold its automotive business to an unaffiliated limited liability company. Also, in December 2013, the Company decided that it would close 35 underperforming branches during first half 2014. During first quarter 2014, the Company closed two of the branches and decided one branch would remain open. The remaining branches are scheduled to be closed or sold during second quarter 2014. The operational results of the automotive business and the 34 loan branches have been reclassified as discontinued operations in our unaudited consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations.

Note 2 – New Accounting Pronouncements

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

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2013 and March 31, 2014.

The fair value of cash and cash equivalents approximates carrying value. The fair value of restricted cash and other approximates carrying value. The fair value of payday, title, installment loans and open-end credit receivables, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Note 4 – Discontinued Operations

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

In 2013, the Company recorded a non-cash loss of $2.8 million in connection with the disposal of its automotive business. Approximately $1.9 million of this charge was a non-cash fair-value adjustment to customer loans receivable. In addition, the Company recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $679,000. Other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining charge of $256,000.

In December 2013, the Company approved the closure of 35 underperforming branches during first half of 2014. In first quarter 2014, the Company closed two of these branches and decided that one branch would remain open. The remaining branches are scheduled to be closed or sold during second quarter 2014. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented.

Summarized financial information for discontinued operations during the three months ended March 31, 2013 and 2014 is presented below (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Total revenues	$6,339	$2,277
Provision for losses (a)	862	307
Operating expenses	5,654	1,378

Gross profit (loss)	(177)	592
Other, net	(806)	(14)

Gain (loss) before income taxes	(983)	578
Income tax benefit (expense)	372	(223)

Gain (loss) from discontinued operations	$(611)	$355

(a)	In 2013, the provision for losses amount includes $976,000 from the discontinued automotive business.

Note 5 – Loans Receivable and Allowance for Loan Losses

The current portion of loans receivable consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Current portion:
Payday and title loans	$42,813	$32,508
Installment loans	17,470	14,648
Other	5,338	5,627

	65,621	52,783
Less: Allowance for losses	(8,272)	(7,106)

Total current portion	$57,349	$45,677

As of December 31, 2013 and March 31, 2014, non-current loans receivable consists entirely of installment loans.

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries. During the three months ended March 31, 2013 and 2014, the Company received cash of approximately $126,000 and $199,000, respectively, from the sale of certain payday and installment loan receivables that the Company had previously charged off.

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

The Company had approximately $7.8 million in installment loans receivable that were past due as of December 31, 2013 and approximately 36.8% of this amount was more than 60 days past due. The Company had approximately $7.9 million in installment loans receivable past due as of March 31, 2014 and approximately 49.6% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Balance, beginning of period	$7,045	$10,443
Charge-offs	(17,051)	(18,614)
Recoveries	9,062	8,978
Provision for losses	5,824	8,253

Balance, end of period	$4,880	$9,060

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31, 2014
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$2,867	$6,092	$1,484	$10,443
Charge-offs	(12,013)	(5,454)	(1,147)	(18,614)
Recoveries	8,350	836	(208)	8,978
Provision for losses	2,587	4,194	1,472	8,253

Balance, end of period	$1,791	$5,668	$1,601	$9,060

	Three Months Ended March 31, 2013
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$3,211	$3,435	$399	$7,045
Charge-offs	(13,073)	(3,681)	(297)	(17,051)
Recoveries	8,284	730	48	9,062
Provision for losses	3,153	2,445	226	5,824

Balance, end of period	$1,575	$2,929	$376	$4,880

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Buildings	$3,262	$3,262
Leasehold improvements	18,403	18,436
Furniture and equipment	22,959	23,501
Land	512	512
Vehicles	966	929

	46,102	46,640
Less: Accumulated depreciation and amortization	(35,772)	(36,472)

Total	$10,330	$10,168

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2013, the balance of the deferred liability was approximately $214,000, of which $158,000 was classified as a non-current liability. As of March 31, 2014, the balance of the deferred liability was approximately $200,000 of which $144,000 is classified as a non-current liability.

Note 7 – Goodwill and Intangible Assets

Goodwill. As of March 31, 2014, the Company did not have any goodwill. The Company performed its annual impairment test as of December 31, 2013 and determined that the fair values of both the Branch Lending and E-Lending reporting units did not exceed their respective carrying amounts. The amount of impairment for each reporting unit was calculated by comparing the reporting unit’s implied fair value of goodwill to its carrying amount, which requires an allocation of the fair value determined in the step one analysis to the individual assets and liabilities of each reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. The test results showed that the implied fair value of the goodwill for each reporting unit was a negative amount after the allocation of the fair value to the individual assets and liabilities of each reporting unit and thus, a full impairment of goodwill was recorded for each reporting unit.

The following table summarizes by reportable segment the changes in the carrying amount of goodwill for the year ended December 31, 2013 (in thousands):

	Branch Lending	E-Lending	Total
Balances as of December 31, 2012	$15,684	$6,107	$21,791
Impairment	(15,684)	(5,702)	(21,386)
Effect of foreign currency translation		(405)	(405)

Balances as of December 31, 2013	$—	$—	$—

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	March 31,
	2013	2014
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	1,413	1,469

Gross carrying amount	4,016	4,072
Effect of foreign currency translation	2	(49)
Less: Accumulated amortization	(3,150)	(3,444)

	868	579

Total intangible assets, net	$1,560	$1,271

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

Amortization of intangible assets for the three months ended March 31, 2013 and March 31, 2014 was approximately $307,000 and $294,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2013 is estimated to be $863,000 for 2014 and $5,000 for 2015.

Note 8 – Debt

The following table summarizes long-term debt at December 31, 2013 and March 31, 2014 (in thousands):

	December 31,	March 31,
	2013	2014
Revolving credit facility	$16,300	$2,600
Term loan credit facility	4,500	3,000
Senior subordinated notes	3,282	3,314

Total debt	24,082	8,914
Less current portion of debt	(20,800)	(5,600)

Long-term debt	$3,282	$3,314

On September 30, 2011, the Company entered into an amended and restated credit agreement with a syndicate of banks to replace its prior credit agreement, which was previously amended on December 7, 2007. The credit agreement contained various financial covenants related to, among others, fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. In fourth quarter 2013, the Company amended the credit facility as it relates to the maximum loss ratio allowed under the agreement. As of January 31, 2014, the Company was not in compliance with this revised maximum loss ratio covenant and entered into a fourth amendment with the bank syndicate. As of March 31, 2014, the Company again was not in compliance with the financial covenant related to maximum loss ratio. On April 24, 2014, the Company entered into a fifth amendment to the credit agreement to provide for a trailing 12-month maximum loss ratio of 30% for the monthly periods ending March 31, 2014 to September 30, 2014. In addition, the amendment also reduced the maximum available under the revolving credit facility from $18 million to $16 million.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 40.9% for the three months ended March 31, 2014 compared to 40.3% for the three months ended March 31, 2013.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $190,000 and $186,000 as of December 31, 2013 and March 31, 2014, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2014.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

Note 10 – Credit Services Organization

For the Company’s locations in Texas, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2013 and March 31, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a liability at fair value to reflect the anticipated losses related to uncollected loans. In 2013, the products offered to consumers in Texas (through the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with the Company’s historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and the Company’s guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Balance, beginning of period	$100	$985
Charge-offs	(792)	(719)
Recoveries	234	192
Provision for losses	558	(205)

Balance, end of period	$100	$253

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2014
Income (loss) available to common stockholders:
Income from continuing operations	$2,624	$3,098
Discontinued operations, net of income tax	(611)	355

Net income	$2,013	$3,453

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,330	17,441
Dilutive effect of stock options and unvested restricted stock

Weighted average diluted common shares outstanding	17,330	17,441

Basic earnings (loss) per share:
Continuing operations	$0.15	$0.18
Discontinued operations	(0.04)	0.02

Net income	$0.11	$0.20

Diluted earnings (loss) per share:
Continuing operations	$0.15	$0.18
Discontinued operations	(0.04)	0.02

Net income	$0.11	$0.20

For the three months ended March 31, 2013 and March 31, 2014, options to purchase 2.5 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2014, the Company had approximately $3.9 million that may yet be utilized to repurchase shares under the current program. As a result of the amendment to its credit agreement in fourth quarter 2013 (see Note 8), the Company may not repurchase its common stock through the maturity of the facility on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with vesting of restricted stock held by employees. In February 2014, the Company repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In addition to regular quarterly dividends, the Company’s board of directors has also approved special cash dividends on the Company’s common stock from time to time. As a result of the amendment to its credit agreement in fourth quarter 2013 (see Note 8), the Company may not pay dividends on its common stock through the maturity of the facility on September 30, 2014.

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Stock-Based Compensation and Other Long-Term Incentive Compensation. The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Employee stock-based compensation:
Restricted stock awards	$279	$165
Stock options	17

	296	165
Non-employee director stock-based compensation:
Restricted stock awards	188

Total	$484	$165

Stock Option Grants. The Company did not grant stock options during the three months ended March 31, 2014. As of March 31, 2014, the Company had 2.5 million stock options outstanding and exercisable with a weighted average exercise price of $9.84.

Restricted Stock. A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2014 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2014	314,947	$4.49
Granted
Vested	(197,397)	4.73
Forfeited

Non-vested balance, March 31, 2014	117,550	$4.09

As of March 31, 2014, there was $399,000 of total unrecognized compensation costs related to the nonvested restricted stock grants. The Company estimates that these costs will be amortized over a weighted average period of 9 months.

Other Long-Term Incentive Compensation. In 2012, the Company adopted a new Long-Term Incentive Plan (LTIP), which covers all executive officers, other than its Chairman of the Board and its Vice Chairman of the Board. The annual long-term incentive awards are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash.

Since 2012, the Company has granted Performance Units and RSUs to various officers under the LTIP effective as of January of each calendar year. The value of the Performance Units is based upon a performance measure established by our compensation committee. If the performance measure is met, the Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period.

The following table summarizes expense reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Performance Units	$102	$63
RSU’s	39	86

Total	$141	$149

The following table summarizes the non-current liability associated with Performance Units and RSU’s (in thousands):

	December 31,	March 31,
	2013	2014
Performance Units	$83	$146
RSU’s	141	227

Total	$224	$373

The liability for Performance Units is evaluated each quarter for the likelihood of obtaining the required performance measure and any adjustment, if necessary, is recorded as of quarter-end. As of March 31, 2014, the total unrecognized compensation costs related to the Performance Units and RSUs was approximately $605,000 and $296,000, respectively. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.1 years.

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

Plaintiff sought (i) class certification for the class described above, (ii) a declaration that loan fees collected in excess of the 60% limit in the cited usury statute are held by the defendants in constructive trust for the benefit of the class members, (iii) an accounting and restitution to plaintiff and class members of all loan fees received by the defendants, (iv) a declaration that the collection of the loan fees in excess of 60% per annum constitutes an unconscionable trade act or practice under the Canadian Business Practices Consumer Protection Act, (v) an order to restore to the class members the loan fees collected by defendants in excess of 60% per annum, and (vi) interest thereon.

On March 19, 2014, the Supreme Court of British Columbia entered a judgment regarding certain procedural matters relating to the class action, including (i) a formal rule certifying the class (which Direct Credit had not opposed), (ii) setting a 10-year statute of limitation period for the covered claims from the date the complaint was filed on October 18, 2011, (iii) setting end dates for the class period, which varies from province and territory, (iv) providing that all class members that entered into loan agreements on or after June 20, 2009 will be class members unless they opt out of the class, (v) proving that all other class members must opt into the class within three months after the notice of class certification is issued, and (vi) certain related matters.

The parties have reached an oral settlement of this matter, subject to negotiation and execution of a written settlement agreement and receipt of required court approval of the settlement terms. The Company’s share of the proposed settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is expected to be approximately $500,000. The Company has reserved in the accompanying financial statements the estimated gross liability for settling this litigation or the agreed upon terms and recorded an indemnification asset due from the prior owners.

California. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class. This matter is in the early stages of litigation. The Company has filed an answer denying all claims. It is expected that class briefing will occur in the second quarter of 2014.

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

Note 14 – Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in three states in the United States and certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri and California represented approximately 23% and 16%, respectively, of total revenues for the three months ended March 31, 2014. Company short-term lending branches located in the states of Missouri and California represented approximately 30% and 15%, respectively, of total gross profit for the three months ended March 31, 2014. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in either of these states, the Company’s financial position, results of operations and cash flows could be adversely affected.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. The deadline for the submission of valid signatures passed on May 4, 2014, and the proponents did not submit the required signatures for the initiative to be placed on the ballot.

Note 15 – Segment Information

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2014
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$30,693	$4,863	$1,814	$37,370
Provision for losses	4,473	2,721	547	7,741
Other expenses	14,745	464	1,123	16,332

Gross profit	11,475	1,678	144	13,297
Other, net (a)	(6,474)	(732)	(849)	(8,055)

Income (loss) from continuing operations before income taxes	$5,001	$946	$(705)	$5,242

	Three Months Ended March 31, 2013
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$32,813	$2,134	$1,723	$36,670
Provision for losses	4,847	1,002	647	6,496
Other expenses	15,104	231	706	16,041

Gross profit	12,862	901	370	14,133
Other, net (a)	(8,340)	(397)	(1,003)	(9,740)

Income (loss) from continuing operations before income taxes	$4,522	$504	$(633)	$4,393

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	March 31,
	2013	2014
Branch Lending	$90,141	$79,359
Centralized Lending	11,495	11,290
E-Lending	6,468	6,142

Balance, end of period	$108,104	$96,791

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

Note 16 – Restructuring and Other Exit Costs

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

Closure of Branches. In December 2013, the Company approved the closure of 35 underperforming branches during first half of 2014. In first quarter 2014, the Company closed two of these branches and decided that one branch would remain open. The remaining branches are scheduled to be closed or sold during second quarter 2014. See additional information in Note 4.

The following table summarizes the accrued exit costs associated with the closure of branches discussed above, and the activity related to those charges as of March 31, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Reductions	Balance at March 31, 2014
Lease and related occupancy costs	$58	$12	$(24)	$46
Severance
Other

Total	$58	$12	$(24)	$46

As of March 31, 2014, the balance of $46,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Note 17 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Credit services fees	$1,611	$1,400
Check cashing fees	749	707
Title loan fees	355	95
Open-end credit fees	316	1,054
Other fees	586	577

Total	$3,617	$3,833

Note 18 – Subsequent Events

Equity Grant. On April 23, 2014, the Company granted 24,700 restricted shares to its non-employee directors under the 2004 plan. The total fair market value of the grant was approximately $52,000. The shares granted to the directors vested immediately upon the date of grant but may not be sold for six months after the date of grant.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Consumer Financial Protection Bureau (CFPB), which was created by that Act, (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customer, (4) uncertainties related to the examination process by the CFPB and the potential for indirect rulemaking through the examination process, (5) litigation or regulatory action directed towards the Company or the payday loan industry, (6) volatility in earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (7) risks associated with the leverage of the Company, (8) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in key management personnel, (10) integration risks and costs associated with acquisitions, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and the related notes thereto and is qualified by reference thereto.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.9% of our total revenues for the three months ended March 31, 2014. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 430 branches in 23 states at March 31, 2014. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of March 31, 2014, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000.

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

						March 31,
	2009	2010	2011	2012	2013	2014
Beginning branch locations	585	556	523	482	466	432
De novo branches opened during period	3	1	2	8	6
Branches closed/sold during period (a)	(32)	(34)	(43)	(24)	(40)	(2)

Ending branch locations	556	523	482	466	432	430

(a)	The number of branches closed during 2012 does not include 38 branches that we decided in December 2012 to close during first half of 2013. The number of branches closed during 2013 does not include 35 branches that we decided in December 2013 to close during first half of 2014. During first quarter of 2014, we closed two of these branches and decided one branch would remain open. For the three months ended March 31, 2014, these 34 branches are included as part of discontinued operations.

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

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 31, 2013, we started to pilot online payday loans to customers in Missouri, Texas and Utah and we plan to offer this product to customers in additional states during 2014.

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

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•	During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states generated modest profits but will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products that are less profitable and provide customers fewer options.

•	In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Our results in 2012 and 2013 improved compared to 2011, however our profitability in 2013 and 2014 has not returned to levels experienced prior to the expiration of the payday law.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. During 2013 and first quarter of 2014, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. The deadline for the submission of valid signatures passed on May 4, 2014, and the proponents did not submit the required signatures for the initiative to be placed on the ballot.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

The following table sets forth our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2014	2013	2014
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$26,823	$24,614	73.1%	65.9%
Installment interest and fees	6,230	8,923	17.0%	23.9%
Other	3,617	3,833	9.9%	10.2%

Total revenues	36,670	37,370	100.0%	100.0%

Operating expenses
Salaries and benefits	8,442	8,046	23.0%	21.5%
Provision for losses	6,496	7,741	17.7%	20.7%
Occupancy	4,268	4,518	11.6%	12.1%
Depreciation and amortization	518	462	1.4%	1.2%
Other	2,813	3,306	7.8%	8.9%

Total operating expenses	22,537	24,073	61.5%	64.4%

Gross profit	14,133	13,297	38.5%	35.6%
Regional expenses	2,940	2,250	8.0%	6.0%
Corporate expenses	5,811	4,683	15.8%	12.5%
Depreciation and amortization	445	472	1.2%	1.3%
Interest expense	354	407	1.0%	1.1%
Other expense, net	190	243	0.5%	0.7%

Income from continuing operations before income taxes	4,393	5,242	12.0%	14.0%
Provision for income taxes	1,769	2,144	4.8%	5.7%

Income from continuing operations	2,624	3,098	7.2%	8.3%
Loss (gain) from discontinued operations, net of income tax	611	(355)	1.7%	(0.9)%

Net income	$2,013	$3,453	5.5%	9.2%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Financial Services Branch Information:
Number of branches, beginning of period	466	432
De novo branches opened	5
Branches closed	(34)	(2)

Number of branches, end of period	437	430

Average number of branches open during period (excluding branches reported as discontinued operations)	398	398

Average revenue per branch (in thousands)	$82	$77
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$174,161	$161,501
Average loan (principal plus fee)	382	388
Average fees per loan	59	60
Average fee rate per $100	18	18
Branch-Based Installment Loans:
Installment loan volume (in thousands)	$5,945	$5,218
Average loan (principal plus fee)	603	629
Average term (days)	200	203
Signature Installment Loans:
Installment loan volume (in thousands)	$1,049	$2,897
Average loan (principal)	1,678	1,929
Average term (days)	18	21
Auto Equity Installment Loans:
Installment loan volume (in thousands)	$230	$225
Average loan (principal)	3,534	3,266
Average term (days)	28	31

Income from Continuing Operations. For the three months ended March 31, 2014, income from continuing operations was $3.1 million compared to $2.6 million for the same period in 2013. A discussion of the various components of net income follows.

Revenues. The following table summarizes our revenues for three months ended March 31, 2013 and 2014 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$26,823	$24,614	73.1%	65.9%
Installment loan interest and fees	6,230	8,923	17.0%	23.9%
Credit service fees	1,611	1,400	4.4%	3.7%
Check cashing fees	749	707	2.0%	1.9%
Title loan fees	355	95	1.0%	0.3%
Open-end credit fees	316	1,054	0.9%	2.8%
Other fees	586	577	1.6%	1.5%

Total	$36,670	$37,370	100.0%	100.0%

Revenues totaled $37.4 million in first quarter 2014 compared to $36.7 million in first quarter 2013, an increase of $700,000 or 1.9%. The increase is due to higher fees and interest from our longer-term, higher-dollar installment products. This growth was substantially offset by lower payday loan revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.9% of total revenues for the three months ended March 31, 2014. With respect to payday loan volume, we originated approximately $161.5 million in loans during first quarter 2014, which was a decline of 7.3% from the $174.2 million during first quarter 2013. This decline is primarily attributable to the decline from our Branch Lending segment resulting from, among other things, migration to other company products and competition from other companies offering multi-pay loans.

The average payday loan (including fee) totaled $387.62 in first quarter 2014 versus $381.62 during first quarter 2013. Average fees received from customers per loan increased from $59.34 in first quarter 2013 to $59.77 in 2014.

Revenues from installment loan fees totaled $8.9 million in first quarter 2014 compared to $6.2 million in the prior year’s first quarter, an increase of $2.7 million or 43.5%. The increase largely occurred in our Centralized Lending segment and was primarily due to strong demand and migration of customers from the single-pay loan product.

Revenues from credit service fees, check cashing, title loans, open-end credit fees and other sources totaled $3.6 million and $3.8 million for the three months ended March 31, 2013 and 2014, respectively. The increase in open-end credit fees was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fee, which reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2014 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In addition, beginning in late fourth quarter 2013, we initiated a new underwriting platform for our single-pay loan products in Missouri, Utah, California and Kansas. In March 2014, we introduced this platform in New Mexico, Idaho and Illinois. We expect that this new platform will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. We plan to introduce this underwriting platform in the remainder of our states throughout 2014. We will continue to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2014 and beyond. In addition, we expect to generate modest revenues in connection with the introduction of our products online in various states during 2014.

Operating Expenses. Total operating expenses increased $1.6 million, from $22.5 million during first quarter 2013 to $24.1 million in first quarter 2014. Total operating costs, exclusive of loan losses, increased from $16.0 million during first quarter 2013 to $16.3 million in first quarter 2014. The increase was primarily attributable to higher marketing costs and bank-related charges, partially offset by a decline in overall compensation.

The provision for losses increased from $6.5 million in first quarter 2013 to $7.7 million during first quarter 2014. Our loss ratio was 17.7% in first quarter 2013 compared to 20.7% in first quarter 2014. The higher loss ratio in first quarter 2014 is primarily due to the ongoing seasoning of our higher-dollar installment products. Our charge-offs as a percentage of revenue were 49.5% during first quarter 2014 compared to 43.7% during first quarter 2013. Our collections as a percentage of charge-offs were 46.8% during first quarter 2014 compared to 52.8% during first quarter 2013. We believe that the collection environment is becoming increasingly difficult as commercial banks discontinue depository and treasury relationships with businesses in our industry. In addition, we received cash of approximately $199,000 from the sale of certain payday loan receivables during first quarter 2014 that had previously been written off compared to $126,000 during first quarter 2013.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended March 31, 2013 and 2014.

	Gross Profit (Loss)		Gross Margin %
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Operating Segment	2013	2014	2013	2014
	(in thousands)
Branch Lending	$12,862	$11,475	39.2%	37.4%
Centralized Lending	901	1,678	42.2%	34.5%
E-Lending	370	144	21.5%	7.9%

Total	$14,133	$13,297	38.5%	35.6%

Gross profit declined by $800,000, or 5.7%, from $14.1 million in first quarter 2013 to $13.3 million in first quarter 2014. The decrease in gross profit quarter-to-quarter was primarily attributable to declines in our Branch Lending segment for the reasons noted above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $8.8 million in first quarter 2013 to $6.9 million in first quarter 2014. This decline reflects: i) $445,000 in severance and related costs in connection with a restructuring during first quarter 2013, ii) reduced public affairs expenditures during first quarter 2014, and iii) lower overall compensation during first quarter 2014 resulting from the first quarter 2013 restructuring.

Interest Expense. Interest expense increased from $354,000 during first quarter 2013 to $407,000 during first quarter 2014. The increase was a result of a slightly higher average borrowing rate in 2014.

Income Tax Provision. The effective income tax rate for the first quarter 2014 was 40.9% compared to 40.3% in the prior year’s first quarter. The higher rate reflects the effect of current year permanent tax items on reduced pretax earnings.

Discontinued Operations. In September 2013, we approved a plan to discontinue our automotive business. In December 2013, we sold our automotive business to an unaffiliated limited liability company (Buyer) for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. In addition, the Buyer hired a significant number of our automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by us. We also entered into a lease agreement with the Buyer for the one location that we own. To facilitate the willingness of one landlord to enter into a new lease with Buyer, we guaranteed the rental obligations of Buyer for 12 months of the lease. The aggregate rental obligation under the lease during the guaranteed period is approximately $36,000.

The operating environment for our automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business during fourth quarter 2013 in order to focus on our consumer lending operations in the United States and Canada.

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

In December 2013, we approved the closure of 35 underperforming branches during first half of 2014. In first quarter 2014, we closed two of these branches and decided that one branch would remain open. The remaining branches are scheduled to be closed or sold during second quarter 2014.

The operations from the branches we plan to close during 2014 and the results from the automotive business are reported as discontinued operations. The Consolidated Statements of Income and related disclosures in the accompanying notes present the results of these branches and our automotive business as discontinued operations for all periods presented

Summarized financial information for discontinued operations during the three months ended March 31, 2013 and 2014 is presented below (in thousands):

	Three Months Ended March 31,
	2013	2014
Total revenues	$6,339	$2,277
Provision for losses (a)	862	307
Operating expenses	5,654	1,378

Gross profit (loss)	(177)	592
Other, net	(806)	(14)

Gain (loss) before income taxes	(983)	578
Income tax benefit (expense)	372	(223)

Gain (loss) from discontinued operations	$(611)	$355

(a)	In 2013, the provision for losses amount includes $976,000 from the discontinued automotive business.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $16 million revolving line of credit. Our credit facility matures on September 30, 2014; however we expect to extend the current credit facility or enter into a new credit facility during the next six months.

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

The amendment in November 2013 provides that our loss ratio allowed is calculated as of the end of each fiscal month and measured on a trailing 12 month basis. In February 2014, it was determined that we were not in compliance with the financial covenant related to the maximum loss ratio as of January 31, 2014. The calculated loss ratio may not be equal to or greater than (i) 30% for the monthly periods ending September 30, 2013 through December 31, 2013, and (ii) 28% for each monthly period thereafter. As of January 31, 2014, our computed loss ratio for the trailing 12 months was 28.4%, which was in excess of the maximum amount allowed by our credit agreement. On February 28, 2014, we amended the credit agreement to provide for a trailing 12 month maximum loss ratio of 30% for each of January and February 2014 and 28% thereafter. As of March 31, 2014, the loss ratio was 29.5% as computed pursuant to the credit agreement, which exceeded the maximum loss ratio allowed. On April 24, 2014, we entered into an amendment to the credit agreement to provide for a trailing 12 month maximum loss ratio of 30% for the monthly periods ending March 31, 2014 to September 30, 2014. In addition, the amendment also reduced the maximum available under the revolving credit facility from $18 million to $16 million.

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

Borrowings under the term loan and the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at a rate ranging from 1.25% to 2.25% depending on our leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.50% to 4.50% depending on our leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon our leverage ratio.

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

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. The deadline for the submission of valid signatures passed on May 4, 2014, and the proponents did not submit the required signatures for the initiative to be placed on the ballot.

In first quarter 2014, our Missouri branches accounted for approximately 23% and 30% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our current credit agreement and our outstanding subordinated notes.

Subordinated Notes

As a condition to entering into the credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the Company, who is not an officer or director of the Company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes mature on September 30, 2015, are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of March 31, 2014, the balance of the subordinated notes was approximately $3.3 million.

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Cash flows provided by (used for):
Operating activities	$15,177	$18,606
Investing activities	(464)	(489)
Financing activities	(11,731)	(15,430)
Effect of exchange rate on cash and cash equivalents	(33)	(68)

Net increase in cash and cash equivalents	2,949	2,619
Cash and cash equivalents, beginning of year	14,124	12,685

Cash and cash equivalents, end of period	$17,073	$15,304

Net cash provided by operating activities for the three months ended March 31, 2014 was $18.6 million compared to $15.2 million during three months ended March 31, 2013. The increase in net income period-to-period was offset by changes in working capital items.

Investing activities for each period were as follows:

•	Net cash used by investing activities for the three months ended March 31, 2014 was $489,000 which included $629,000 for capital expenditures, partially offset by a $125,000 decrease in restricted cash balance. The capital expenditures included $400,000 for technology and other furnishings at the corporate office.

•	Net cash used by investing activities for the three months ended March 31, 2013 was $464,000 which included $524,000 for capital expenditures. The capital expenditures included $184,000 for technology and other furnishings at the corporate office.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the three months ended March 31, 2014 was $15.4 million, which primarily consisted of $14.7 million in repayments of indebtedness under the revolving credit facility, $1.5 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $1.0 million under the revolving credit facility.

•	Net cash used for financing activities for the three months ended March 31, 2013 was $11.7 million, which primarily consisted of $11.5 million in repayments of indebtedness under the revolving credit facility, $887,000 in dividend payments to stockholders and $344,000 for the repurchase of 101,000 shares of common stock. These items were partially offset by the borrowing of $1.0 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During first quarter 2014, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the revolving portion of the credit agreement was reduced from $27 million to $18 million when we entered into an amendment to the credit agreement on November 12, 2013 (and subsequently reduced to $16 million as a result of the fifth amendment to the credit facility on April 24, 2014).

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. In connection with the amendment to our credit agreement in November 2013, we are prohibited from paying any dividends through the maturity of the credit agreement on September 30, 2014.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015. In connection with the amendment to our credit agreement in November 2013, we are prohibited from repurchasing our common stock through the maturity of the credit agreement on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted stock. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Long-term Liquidity and Capital Requirements

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

On September 30, 2011, we acquired Direct Credit. While Direct Credit has continued its pre-acquisition ability to generate sufficient cash flows to fund its business and any related growth, pursuant to our credit agreement, we may provide up to $3.0 million in working capital financing to support Direct Credit’s business needs. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of March 31, 2014, we offered these installment loan products to customers in approximately 200 branches. In 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan product by introducing it to additional branches within our branch network. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 23% and 16% of total revenues for the three months ended March 31, 2014. Our short-term lending branches located in the states of Missouri and California represented approximately 30% and 15%, respectively, of total gross profit for the three months ended March 31, 2014. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in either of these states, our financial position, results of operations and cash flows could be adversely affected.

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012, which was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. However, a similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative. The deadline for the submission of valid signatures passed on May 4, 2014, and the proponents did not submit the required signatures for the initiative to be placed on the ballot.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2013 and March 31, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended
	March 31,
Allowance for loan losses	2013	2014
Balance, beginning of period	$100	$985
Charge-offs	(792)	(719)
Recoveries	234	192
Provision for losses	558	(205)

Balance, end of period	$100	$253

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no material developments in the first quarter 2014 in any cases material to the Company as reported in our 2013 Annual Report on Form 10-K except as noted below.

Our Direct Credit subsidiary is a defendant in a class action lawsuit filed on October 2011 in the Supreme Court of British Columbia, as described in our annual report on Form 10-K for the year ended December 31, 2013. On March 19, 2014, the Supreme Court of British Columbia entered a judgment regarding certain procedural matters relating to the class action, including (i) a formal rule certifying the class (which Direct Credit had not opposed), (ii) setting a 10-year statute of limitation period for the covered claims from the date the complaint was filed on October 18, 2011, (iii) setting end dates for the class period, which varies from province and territory, (iv) providing that all class members that entered into loan agreements on or after June 20, 2009 will be class members unless they opt out of the class, (v) proving that all other class members must opt into the class within three months after the notice of class certification is issued, and (vi) certain related matters.

The parties have reached an oral settlement of this matter, subject to negotiation and execution of a written settlement agreement and receipt of required court approval of the settlement terms. Our share of the proposed settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is expected to be approximately $500,000. We have reserved in the accompanying financial statements the estimated gross liability for settling this litigation or the agreed upon terms and recorded an indemnification asset due from the prior owners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	$—	—	$3,855,855
February 1 – February 28 (a)	70,191	2.48		3,855,855
March 1 – March 31				3,855,855

Total	70,191	$2.48	—	$3,855,855

(a)	Stock repurchase of 70,191 shares in February 2014 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program. In connection with the amendment to our credit agreement in fourth quarter 2013, we are prohibited from repurchasing our common stock through the maturity of the credit agreement on September 30, 2014, except for the repurchase of up to $175,000 of stock in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted stock. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

10.1	Fifth Amendment Agreement (to Credit Agreement) dated April 24, 2014 amount QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are party thereto.

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 8, 2014.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)