Form 10-Q
period 2014-06-30
QC Holdings, Inc.
filed 2014-08-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2014:

Common Stock $0.01 per share par value – 17,511,291 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2014

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year 2014.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	June 30, 2014
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$12,685	$10,906
Restricted cash and other	1,076	951
Loans receivable, less allowance for losses of $8,272 at December 31, 2013 and $7,295 at June 30, 2014	57,349	51,997
Deferred income taxes	981	635
Prepaid expenses and other current assets	5,742	4,542

Total current assets	77,833	69,031
Non-current loans receivable, less allowance for losses of $2,171 at December 31, 2013 and $2,388 at June 30, 2014	6,332	5,067
Property and equipment, net	10,330	10,140
Intangible assets, net	1,560	1,001
Deferred income taxes	7,598	7,467
Other assets, net	4,451	4,567

Total assets	$108,104	$97,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$817	$1,048
Accrued expenses and other current liabilities	4,105	2,543
Accrued compensation and benefits	3,665	3,765
Deferred revenue	3,669	2,894
Debt due within one year	20,800	8,500

Total current liabilities	33,056	18,750
Long-term debt	3,282	3,347
Other non-current liabilities	5,860	5,633

Total liabilities	42,198	27,730

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,359,382 outstanding at December 31, 2013; 20,700,250 shares issued and 17,511,291 outstanding at June 30, 2014	207	207
Additional paid-in capital	62,976	61,321
Retained earnings	30,441	34,080
Treasury stock, at cost	(27,575)	(25,925)
Accumulated other comprehensive loss	(143)	(140)

Total stockholders’ equity	65,906	69,543

Total liabilities and stockholders’ equity	$108,104	$97,273

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues
Payday loan fees	$25,888	$23,604	$53,193	$48,767
Installment interest and fees	6,729	8,996	13,310	18,474
Other	3,120	3,460	6,810	7,398

Total revenues	35,737	36,060	73,313	74,639

Operating expenses
Salaries and benefits	8,280	7,743	16,972	16,121
Provision for losses	10,524	11,981	17,343	20,129
Occupancy	4,300	4,267	8,721	8,946
Depreciation and amortization	517	462	1,051	934
Other	2,793	3,495	5,695	6,940

Total operating expenses	26,414	27,948	49,782	53,070

Gross profit	9,323	8,112	23,531	21,569
Regional expenses	2,326	2,177	5,267	4,427
Corporate expenses	4,623	5,005	10,433	9,688
Depreciation and amortization	442	481	887	953
Interest expense	279	326	642	743
Other expense (income), net	196	(185)	385	58

Income from continuing operations before income taxes	1,457	308	5,917	5,700
Provision for income taxes	581	96	2,377	2,298

Income from continuing operations	876	212	3,540	3,402
Loss (gain) from discontinued operations, net of income tax	535	26	1,186	(237)

Net income	$341	$186	$2,354	$3,639

Weighted average number of common shares outstanding:
Basic	17,410	17,505	17,370	17,473
Diluted	17,410	17,510	17,370	17,473
Earnings (loss) per share:
Basic
Continuing operations	$0.05	$0.01	$0.20	$0.19
Discontinued operations	(0.03)		(0.07)	0.02

Net income	$0.02	$0.01	$0.13	$0.21

Diluted
Continuing operations	$0.05	$0.01	$0.20	$0.19
Discontinued operations	(0.03)		(0.07)	0.02

Net income	$0.02	$0.01	$0.13	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$341	$186	$2,354	$3,639
Other comprehensive income (loss):
Foreign currency translation adjustment	(179)	(42)	(288)	3

Total comprehensive income	$162	$144	$2,066	$3,642

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance, December 31, 2013	17,359	$207	$62,976	$30,441	$(27,575)	$(143)	$65,906
Net income				3,639			3,639
Common stock repurchases	(70)				(174)		(174)
Issuance of restricted stock awards	222		(1,824)		1,824		—
Stock-based compensation expense			337				337
Tax impact of stock-based compensation			(168)				(168)
Foreign currency translation						3	3

Balance, June 30, 2014	17,511	$207	$61,321	$34,080	$(25,925)	$(140)	$69,543

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net income	$2,354	$3,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,012	1,887
Provision for losses	19,087	19,966
Deferred income taxes	(356)	760
Non-cash interest expense	245	259
Loss from foreign currency transaction	437	43
Gain on cash surrender value of life insurance	(161)	(150)
Gain on disposal of property and equipment	(51)	(74)
Loss from sale of automotive loans receivable	900
Stock-based compensation	720	337
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(14,384)	(13,362)
Proceeds from sale of automotive loans receivable	123
Prepaid expenses and other current assets	348	284
Other assets	(322)	34
Accounts payable	(843)	231
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(2,806)	(1,846)
Income taxes	1,642	(284)
Other non-current liabilities	(630)	143

Net operating	8,315	11,867

Cash flows from investing activities
Purchase of property and equipment	(1,057)	(1,248)
Proceeds from sale of property and equipment	115	15
Changes in restricted cash and other	(1)	125

Net investing	(943)	(1,108)

Cash flows from financing activities
Borrowings under credit facility	8,300	6,000
Payments on credit facility	(13,250)	(15,300)
Repayments of long-term debt		(3,000)
Payments for debt issue costs	(81)	(56)
Dividends to stockholders	(1,774)
Repurchase of common stock	(432)	(174)

Net financing	(7,237)	(12,530)

Effect of exchange rate changes on cash and cash equivalents	(93)	(8)

Cash and cash equivalents
Net increase (decrease)	42	(1,779)
At beginning of year	14,124	12,685

At end of period	$14,166	$10,906

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$594	$480
Income taxes	373	2,030

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. The Company also provides other consumer financial products and services, such as credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. As of June 30, 2014, the Company operated 415 loan branches.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 2014, and the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2014 and cash flows for the six months ended June 30, 2013 and 2014, in conformity with US GAAP.

In December 2013, the Company sold its automotive business to an unaffiliated limited liability company. Also, in December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. These 35 branches were included as part of discontinued operations during 2013. During the six months ended June 30, 2014, the Company closed 17 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining four branches are scheduled to be closed during third quarter 2014. The operational results of the automotive business and the 21 loan branches closed or scheduled to be closed are included as discontinued operations in our unaudited consolidated financial statements for all periods presented. The operational results for the 14 branches that will remain open have been reclassified from discontinued operations to continuing operations in our unaudited consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations.

Note 2 – New Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. This guidance will become effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

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

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2013 and June 30, 2014.

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

In December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. During the six months ended June 30, 2014, the Company closed 17 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining four branches are scheduled to be closed during third quarter 2014. The Company recorded approximately $248,000 in pre-tax charges during six months ended June 30, 2014, associated with the closings. The charges included approximately $150,000 for lease terminations and other related occupancy costs and approximately $98,000 in severance and benefit costs for the workforce reduction. The branches closed or scheduled to be closed are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2013 and 2014 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Total revenues	$5,030	$520	$10,463	$1,588
Provision for losses (a)	1,203	(63)	1,744	(163)
Operating expenses	4,062	713	9,208	1,449

Gross profit (loss)	(235)	(130)	(489)	302
Other, net	(627)	88	(1,422)	84

Gain (loss) before income taxes	(862)	(42)	(1,911)	386
Income tax benefit (expense)	327	16	725	(149)

Gain (loss) from discontinued operations	$(535)	$(26)	$(1,186)	$237

(a)	The provision for losses for the three and six months ended June 30, 2013 includes $1.1 million and $2.0 million, respectively from the discontinued automotive business. The provision for losses for the three and six months ended June 30, 2014 reflect collections in excess of charge-offs.

Note 5 – Loans Receivable and Allowance for Loan Losses

The current portion of loans receivable consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Current portion:
Payday and title loans	$42,813	$36,131
Installment loans	17,470	16,296
Other	5,338	6,865

	65,621	59,292
Less: Allowance for losses	(8,272)	(7,295)

Total current portion	$57,349	$51,997

As of December 31, 2013 and June 30, 2014, non-current loans receivable consists entirely of installment loans.

On occasion, the Company will sell certain payday and installment loans receivable that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries. The following table summarizes cash received from the sale of certain payday and installment loans receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cash received from sale of loan receivables	$152	$178	$278	$377

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

The Company had approximately $7.8 million in installment loans receivable that were past due as of December 31, 2013 and approximately 36.8% of this amount was more than 60 days past due. The Company had approximately $7.9 million in installment loans receivable past due as of June 30, 2014 and approximately 43.1% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance, beginning of period	$4,879	$9,060	$7,045	$10,443
Charge-offs	(16,108)	(18,053)	(33,160)	(36,665)
Recoveries	7,092	7,276	16,154	16,252
Provision for losses	10,030	11,400	15,854	19,653

Balance, end of period	$5,893	$9,683	$5,893	$9,683

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30, 2014
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,791	$5,668	$1,601	$9,060
Charge-offs	(11,694)	(5,918)	(441)	(18,053)
Recoveries	6,654	584	38	7,276
Provision for losses	4,809	5,706	885	11,400

Balance, end of period	$1,560	$6,040	$2,083	$9,683

	Six Months Ended June 30, 2014
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$2,867	$6,092	$1,484	$10,443
Charge-offs	(23,707)	(11,372)	(1,586)	(36,665)
Recoveries	15,004	1,420	(172)	16,252
Provision for losses	7,396	9,900	2,357	19,653

Balance, end of period	$1,560	$6,040	$2,083	$9,683

	Three Months Ended June 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$1,575	$2,929	$375	$4,879
Charge-offs	(12,182)	(3,669)	(257)	(16,108)
Recoveries	6,549	497	46	7,092
Provision for losses	5,835	3,879	316	10,030

Balance, end of period	$1,777	$3,636	$480	$5,893

	Six Months Ended June 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of period	$3,211	$3,435	$399	$7,045
Charge-offs	(25,247)	(7,350)	(563)	(33,160)
Recoveries	14,833	1,227	94	16,154
Provision for losses	8,980	6,324	550	15,854

Balance, end of period	$1,777	$3,636	$480	$5,893

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Buildings	$3,262	$3,262
Leasehold improvements	18,403	17,923
Furniture and equipment	22,959	23,626
Land	512	512
Vehicles	966	928

	46,102	46,251
Less: Accumulated depreciation and amortization	(35,772)	(36,111)

Total	$10,330	$10,140

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2013, the balance of the deferred liability was approximately $214,000, of which $158,000 was classified as a non-current liability. As of June 30, 2014, the balance of the deferred liability was approximately $186,000 of which $130,000 is classified as a non-current liability.

Note 7 – Goodwill and Intangible Assets

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	June 30,
	2013	2014
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	1,413	1,469

Gross carrying amount	4,016	4,072
Effect of foreign currency translation	2	(15)
Less: Accumulated amortization	(3,150)	(3,748)

	868	309

Total intangible assets, net	$1,560	$1,001

Amortization of intangible assets for the three months and six months ended June 30, 2014 was approximately $303,000 and $597,000 respectively. Amortization of intangible assets for the three months and six months ended June 30, 2013 was approximately $312,000 and $619,000, respectively. Annual amortization for intangible assets recorded as of December 31, 2013 is estimated to be $863,000 for 2014 and $5,000 for 2015.

Note 8 – Debt

The following table summarizes long-term debt at December 31, 2013 and June 30, 2014 (in thousands):

	December 31,	June 30,
	2013	2014
Revolving credit facility	$16,300	$7,000
Term loan credit facility	4,500	1,500
Senior subordinated notes	3,282	3,347

Total debt	24,082	11,847
Less current portion of debt	(20,800)	(8,500)

Long-term debt	$3,282	$3,347

On July 23, 2014, the Company entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The amendment increases the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). The obligations of the Company under the Current Credit Agreement are guaranteed by all the operating subsidiaries of the Company (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the Company and its domestic operating subsidiaries. The Company has pledged 65% of the stock of its two Canadian subsidiary holding companies to secure the obligations of the Company under the Current Credit Agreement. The lenders may accelerate the obligations of the Company under the Current Credit Agreement if there is a change in control of the Company, including an acquisition of 25% or more of the equity securities of the Company by any person or group. The Current Credit Agreement matures on July 23, 2016.

Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at a rate ranging from 1.50% to 2.50% depending on the Company’s leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.50% to 4.50% depending on the Company’s leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon the Company’s leverage ratio.

The prior credit agreement contained various financial covenants related to, among others, fixed charge coverage, leverage, total indebtedness, liquidity and maximum loss ratio. In fourth quarter 2013, the Company amended the credit facility as it relates to the maximum loss ratio allowed under the prior credit agreement. As of January 31, 2014, the Company was not in compliance with this revised maximum loss ratio covenant and entered into a fourth amendment with the bank syndicate. As of March 31, 2014, the Company again was not in compliance with the financial covenant related to maximum loss ratio. On April 24, 2014, the Company entered into a fifth amendment to the prior credit agreement to provide for a trailing 12-month maximum loss ratio of 30% for the monthly periods ending March 31, 2014 to September 30, 2014. In addition, the amendment also reduced the maximum amount available under the prior revolving credit facility from $18 million to $16 million.

Under the prior credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. As of June 30, 2014, the balance of the subordinated notes was approximately $3.3 million. As a condition to entering into the Current Credit Agreement, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 40.3% for the six months ended June 30, 2014 compared to 40.2% for the six months ended June 30, 2013.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $190,000 and $182,000 as of December 31, 2013 and June 30, 2014, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2014.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

Note 10 – Credit Services Organization

For the Company’s locations in Texas, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2013 and June 30, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a liability at fair value to reflect the anticipated losses related to uncollected loans. In 2013, the products offered to consumers in Texas (through the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with the Company’s historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and the Company’s guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance, beginning of period	$100	$253	$100	$985
Charge-offs	(725)	(590)	(1,518)	(1,309)
Recoveries	144	103	379	295
Provision for losses	641	518	1,199	313

Balance, end of period	$160	$284	$160	$284

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income available to common stockholders:
Income from continuing operations	$876	$212	$3,540	$3,402
Discontinued operations, net of income tax	(535)	(26)	(1,186)	237

Net income	$341	$186	$2,354	$3,639

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,410	17,505	17,370	17,473
Dilutive effect of stock options and unvested restricted stock		5

Weighted average diluted common shares outstanding	17,410	17,510	17,370	17,473

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.01	$0.20	$0.19
Discontinued operations	(0.03)		(0.07)	0.02

Net income	$0.02	$0.01	$0.13	$0.21

Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.01	$0.20	$0.19
Discontinued operations	(0.03)		(0.07)	0.02

Net income	$0.02	$0.01	$0.13	$0.21

Anti-dilutive securities. Options to purchase 2.5 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2014, because they were anti-dilutive. For the three and six months ended June 30, 2013, options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2014, the Company had approximately $3.9 million that may yet be utilized to repurchase shares under the current program. In February 2014, the Company repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In addition to regular quarterly dividends, the Company’s board of directors has also approved special cash dividends on the Company’s common stock from time to time. As a result of an amendment to its prior credit agreement in fourth quarter 2013 (see Note 8), the Company was not allowed to pay dividends on its common stock during the first half of 2014. The Current Credit Agreement (dated July 23, 2014), does not directly restrict the payment of dividends other than through compliance with various financial covenants.

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Stock-Based Compensation and Other Long-Term Incentive Compensation. The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Employee stock-based compensation:
Restricted stock awards	$236	$119	$515	$285
Stock options			17

	236	119	532	285
Non-employee director stock-based compensation:
Restricted stock awards		52	188	52

Total	$236	$171	$720	$337

Stock Option Grants. The Company did not grant stock options during the six months ended June 30, 2014. As of June 30, 2014, the Company had 2.5 million stock options outstanding and exercisable with a weighted average exercise price of $9.83.

Restricted Stock. During second quarter 2014, the Company granted 24,700 restricted shares to its non-employee directors under the 2004 plan. The total fair market value of the grant was approximately $52,000. The shares granted to the directors vested immediately upon the date of grant but may not be sold for six months after the date of grant. A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2014 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2014	314,947	$4.49
Granted	24,700	2.11
Vested	(222,097)	4.43
Forfeited

Non-vested balance, June 30, 2014	117,550	$4.09

As of June 30, 2014, there was $279,000 of total unrecognized compensation costs related to the nonvested restricted stock grants. These costs will be amortized over a weighted average period of 6 months.

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

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Performance Units	$(261)	$44	$(159)	$106
RSU’s	18	46	55	132

Total	$(243)	$90	$(104)	$238

The following table summarizes the non-current liability associated with Performance Units and RSU’s (in thousands):

	December 31,	June 30,
	2013	2014
Performance Units	$83	$190
RSU’s	141	272

Total	$224	$462

The liability for Performance Units is evaluated each quarter for the likelihood of obtaining the required performance measure and any adjustment, if necessary, is recorded as of quarter-end. As of June 30, 2014, the total unrecognized compensation costs related to the Performance Units and RSUs was approximately $448,000 and $255,000, respectively. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.8 years.

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

North Carolina. As discussed in the Company’s annual report on form 10-K, on February 8, 2005, the Company, two of its subsidiaries, including its subsidiary doing business in North Carolina, and Mr. Don Early, the Company’s Chairman of the Board, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom the Company provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005.

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company appealed that ruling to the North Carolina Court of Appeals. On February 4, 2014, the Court of Appeals ruled that the trial court erred, and ordered the trial court to dismiss the lawsuit and that the parties proceed to arbitration. On June 17, 2014, the Supreme Court of North Carolina refused to hear an appeal of this ruling.

The Company and the two plaintiffs have reached an agreement in principle to settle the two individual arbitration proceedings (including any right to seek class arbitration) for an amount that is not material to the Company. The agreement is subject to negotiation and execution of a written settlement agreement.

Canada. As discussed in the Company’s annual report on form 10-K, on September 30, 2011, the Company acquired all the outstanding shares of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

The parties have executed a written settlement of this matter, subject to an audit verification of proposed settlement amounts and receipt of required court approval of the settlement terms. The Company’s share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). In June 2014, the Company’s share of the settlement and the indemnification amount due from the prior owners of Direct Credit, were funded into a settlement trust held by an independent third party trustee. It is expected that the settlement will be finalized by the end of 2014, with execution of its requirements to continue into 2015.

California. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class. This matter is in the early stages of litigation. The Company has filed an answer denying all claims. The parties are currently briefing class certification issues.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcies and employment-related matters from time to time. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Note 14 – Regulatory Environment and Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in three states in the United States and certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. From a federal perspective, the Company is under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of June 30, 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri and California represented approximately 22% and 15%, respectively, of total revenues for the six months ended June 30, 2014. Company short-term lending branches located in the states of Missouri and California represented approximately 30% and 13%, respectively, of total gross profit for the six months ended June 30, 2014. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in either of these states, the Company’s financial position, results of operations and cash flows could be adversely affected.

There have been efforts in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and November 2014 elections. The initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2014
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$29,762	$4,580	$1,718	$36,060
Provision for losses	6,368	5,080	533	11,981
Other expenses	14,257	516	1,194	15,967

Gross profit (loss)	9,137	(1,016)	(9)	8,112
Other, net (a)	(6,516)	(761)	(527)	(7,804)

Income (loss) from continuing operations before income taxes	$2,621	$(1,777)	$(536)	$308

	Six Months Ended June 30, 2014
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$61,664	$9,443	$3,532	$74,639
Provision for losses	11,248	7,801	1,080	20,129
Other expenses	29,642	980	2,319	32,941

Gross profit	20,774	662	133	21,569
Other, net (a)	(13,122)	(1,351)	(1,396)	(15,869)

Income (loss) from continuing operations before income taxes	$7,652	$(689)	$(1,263)	$5,700

	Three Months Ended June 30, 2013
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$31,972	$2,102	$1,663	$35,737
Provision for losses	8,008	2,061	455	10,524
Other expenses	14,886	256	748	15,890

Gross profit (loss)	9,078	(215)	460	9,323
Other, net (a)	(6,542)	(335)	(989)	(7,866)

Income (loss) from continuing operations before income taxes	$2,536	$(550)	$(529)	$1,457

	Six Months Ended June 30, 2013
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total
Total revenues	$65,691	$4,236	$3,386	$73,313
Provision for losses	13,176	3,063	1,104	17,343
Other expenses	30,498	487	1,454	32,439

Gross profit	22,017	686	828	23,531
Other, net (a)	(14,962)	(666)	(1,986)	(17,614)

Income (loss) from continuing operations before income taxes	$7,055	$20	$(1,158)	$5,917

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	June 30,
	2013	2014
Branch Lending	$90,141	$81,316
Centralized Lending	11,495	10,581
E-Lending	6,468	5,376

Balance, end of period	$108,104	$97,273

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

Closure of Branches. In December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. During the six months ended June 30, 2014, the Company closed 17 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining four branches are scheduled to be closed during third quarter 2014. The Company recorded approximately $248,000 in pre-tax charges during six months ended June 30, 2014, associated with the closings. The charges included approximately $150,000 for lease terminations and other related occupancy costs and approximately $98,000 in severance and benefit costs for the workforce reduction. See additional information in Note 4.

The following table summarizes the accrued exit costs associated with the closure of branches discussed above, and the activity related to those charges as of June 30, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Reductions	Balance at June 30, 2014
Lease and related occupancy costs	$58	$150	$(106)	$102
Severance		98	(68)	30

Total	$58	$248	$(174)	$132

As of June 30, 2014, the balance of $132,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Note 17 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Credit services fees	$1,365	$1,104	$2,975	$2,503
Check cashing fees	654	619	1,449	1,381
Title loan fees	188	73	543	168
Open-end credit fees	344	1,042	660	2,103
Other fees	569	622	1,183	1,243

Total	$3,120	$3,460	$6,810	$7,398

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or payday lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of future regulations proposed or adopted by the Consumer Financial Protection Bureau (CFPB), which was created by that Act, (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (4) uncertainties related to the examination process by the CFPB and the potential for indirect rulemaking through the examination process, (5) litigation or regulatory action directed towards the Company or the payday loan industry, (6) volatility in earnings, primarily as a result of fluctuations in loan loss experience and the rate of growth in or closure of branches, (7) risks associated with the leverage of the Company, (8) negative media reports and public perception of the payday loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in key management personnel, (10) integration risks and costs associated with acquisitions, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.3% of our total revenues for the six months ended June 30, 2014. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-

end credit, debit cards, money transfers and money orders. We operated 415 branches in 23 states at June 30, 2014. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of June 30, 2014, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000.

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

Our major expenses include salaries and benefits, provisions for losses and occupancy expense for our leased real estate. Salaries and benefits are generally driven by changes in number of branches and loan volumes. With respect to the provision for losses, if a customer’s check, ACH or debit card is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. For signature loans (i.e., loans originated without any underlying collateral), we generally charge-off to the provision for losses any customer loans that are 90 to 120 days past due. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Regional and corporate expenses, which include compensation of employees, professional fees and equity award charges, are our other primary costs.

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

	2009	2010	2011	2012	2013	June 30, 2014
Beginning branch locations	585	556	523	482	466	432
De novo branches opened during period	3	1	2	8	6
Branches closed/sold during period (a)	(32)	(34)	(43)	(24)	(40)	(17)

Ending branch locations	556	523	482	466	432	415

(a)	The number of branches closed during 2012 does not include 38 branches that we decided in December 2012 to close during first half of 2013. The number of branches closed during 2013 does not include 35 branches that we decided in December 2013 to close during first half of 2014. During the six months ended June 30, 2014, the Company closed 17 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining four branches are scheduled to be closed during third quarter 2014.

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In second half of 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network and transitioning qualifying customers from shorter-term loan products. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

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

In recent years, demand has increased for various types of installment loan products. Much like the payday loan industry, installment lending to under-banked and other non-prime consumers is also a highly fragmented sector of the consumer finance industry. We believe that installment loans are provided through more than 5,000 individually-licensed finance company branches in the United States. Providers of installment loans generally offer loans with longer terms and lower interest rates than other alternatives available to under-banked consumers, such as payday, title, and pawn loans. Over the last few years, we have introduced installment products that are distributed through our branch network. We expect to continue to see a migration of customers from the single-pay loan product to various types of installment products as regulations and rules change, the competitive environment evolves and customer demand for repayment flexibility increases.

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

The payday loan industry has followed, and continues to be significantly affected by, payday lending legislation and regulation in the various states and on a national level. We actively monitor and evaluate legislative and regulatory initiatives in each of the states and nationally, and are closely involved with the efforts of the Community Financial Services Association. To the extent that states enact legislation or regulations that negatively impacts payday lending, whether through preclusion, fee reduction or loan caps, our business has been adversely affected in the past and could be further adversely affected in the future. Over the past few years, legislatures in certain states (and voter initiatives in a few states) have enacted interest rate caps from 28% to 36% per annum on payday lending. A 36% per annum interest rate translates to approximately $1.38 per $100 loaned, which effectively precludes us from offering payday loans in those states unless other transaction fees may be charged to the customer. Similarly, customer usage restrictions have negatively affected revenues and profitability. For example, when passed in states such as Washington, South Carolina and Kentucky, we experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

From a federal perspective, we are under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of June 30, 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•	During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states generated modest profits but will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products that are less profitable and provide customers fewer options.

•	In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Our results in 2012 and 2013 improved compared to 2011, however our profitability in 2013 and 2014 has not returned to levels experienced prior to the expiration of the payday law.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. During 2013 and first half of 2014, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

There were efforts in Missouri to place a voter initiative on the statewide ballot for each of the November 2012 and 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

The following table sets forth our results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$25,888	$23,604	72.4%	65.5%
Installment interest and fees	6,729	8,996	18.8%	24.9%
Other	3,120	3,460	8.8%	9.6%

Total revenues	35,737	36,060	100.0%	100.0%

Operating expenses
Salaries and benefits	8,280	7,743	23.2%	21.5%
Provision for losses	10,524	11,981	29.4%	33.2%
Occupancy	4,300	4,267	12.0%	11.8%
Depreciation and amortization	517	462	1.4%	1.3%
Other	2,793	3,495	7.9%	9.7%

Total operating expenses	26,414	27,948	73.9%	77.5%

Gross profit	9,323	8,112	26.1%	22.5%
Regional expenses	2,326	2,177	6.5%	6.0%
Corporate expenses	4,623	5,005	12.9%	13.9%
Depreciation and amortization	442	481	1.2%	1.3%
Interest expense	279	326	0.8%	0.9%
Other expense (income), net	196	(185)	0.6%	(0.5)%

Income from continuing operations before income taxes	1,457	308	4.1%	0.9%
Provision for income taxes	581	96	1.6%	0.3%

Income from continuing operations	876	212	2.5%	0.6%
Loss from discontinued operations, net of income tax	535	26	1.5%	0.1%

Net income	$341	$186	1.0%	0.5%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2013 and 2014:

	Three Months Ended June 30,
	2013	2014
Branch Lending Information:
Number of branches, beginning of period	437	430
Branches closed	(5)	(15)

Number of branches, end of period	432	415

Average number of branches open during period (excluding branches reported as discontinued operations)	411	411

Average revenue per branch (in thousands)	$78	$72
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$177,115	$162,065
Average loan (principal plus fee)	383	387
Average fees per loan	59	59
Average fee rate per $100	18	18
Branch-Based Installment Loans:
Installment loan volume (in thousands)	$9,711	$10,025
Average loan (principal plus fee)	560	601
Average term (months)	8	9
Signature Installment Loans:
Installment loan volume (in thousands)	$2,521	$4,233
Average loan (principal)	1,680	1,859
Average term (months)	19	21
Auto Equity Installment Loans:
Installment loan volume (in thousands)	$379	$295
Average loan (principal)	3,508	3,357
Average term (months)	28	32

Income from Continuing Operations. For the three months ended June 30, 2014, income from continuing operations was $212,000 compared to $876,000 for the same period in 2013. A discussion of the various components of net income follows.

Revenues. The following table summarizes our revenues for three months ended June 30, 2013 and 2014 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$25,888	$23,604	72.4%	65.5%
Installment interest and fees	6,729	8,996	18.8%	24.9%
Credit service fees	1,365	1,104	3.8%	3.1%
Check cashing fees	654	619	1.8%	1.7%
Title loan fees	188	73	0.5%	0.2%
Open-end credit fees	344	1,042	1.0%	2.9%
Other fees	569	622	1.7%	1.7%

Total	$35,737	$36,060	100.0%	100.0%

Revenues totaled $36.1 million in second quarter 2014 compared to $35.7 million in second quarter 2013, an increase of $400,000 or 1.1%. The increase is due to higher fees and interest from our longer-term, higher-dollar installment products indicative of customer demand and our efforts to transition qualifying customers from our payday loan product. This growth was substantially offset by lower payday loan revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.5% of total revenues for the three months ended June 30, 2014. With respect to payday loan volume, we originated approximately $162.1 million in loans during second quarter 2014, which was a decline of 8.5% from the $177.1 million during second quarter 2013. This decline is attributable to the decline in our Branch Lending segment resulting from, among other things, migration to other company products and competition from other companies offering multi-pay loans.

The average payday loan (including fee) totaled $387 in second quarter 2014 versus $383 during second quarter 2013. Average fees received from customers per loan were $59 in second quarter 2013 and $59 in 2014.

Revenues from installment loan fees totaled $9.0 million in second quarter 2014 compared to $6.7 million in the prior year’s second quarter, an increase of $2.3 million or 34.3%. The increase largely occurred in our Centralized Lending segment and was primarily due to strong demand and migration of customers from the single-pay loan product.

Revenues from credit service fees, check cashing, title loans, open-end credit fees and other sources totaled $3.1 million and $3.5 million for the three months ended June 30, 2013 and 2014, respectively. The increase in open-end credit fees was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fee, which reflects the reduced demand for these products.

Operating Expenses. Total operating expenses increased $1.5 million, from $26.4 million during second quarter 2013 to $27.9 million in second quarter 2014. Total operating costs, exclusive of loan losses, increased from $15.9 million during second quarter 2013 to $16.0 million in second quarter 2014. The increase was primarily attributable to higher marketing costs, partially offset by a decline in overall compensation.

The provision for losses increased from $10.5 million in second quarter 2013 to $12.0 million during second quarter 2014. Our loss ratio was 29.4% in second quarter 2013 compared to 33.2% in second quarter 2014. The higher loss ratio in second quarter 2014 reflects increased charge-offs in our Centralized Lending segment. The higher level of charge-offs in second quarter 2014 is attributable to the seasoning of our installment loan portfolio, together with our continued education and development as it relates to underwriting and customer credit quality for installment loan products. In the Branch Lending segment, the loss ratio declined quarter-to-quarter due to stronger collections than in prior year’s second quarter. Overall, our charge-offs as a percentage of revenue were 52.0% during second quarter 2014 compared to 45.8% during second quarter 2013. Our collections as a percentage of charge-offs were 38.9% during second quarter 2014 compared to 43.4% during second quarter 2013. We believe that the collection environment is becoming increasingly difficult as commercial banks discontinue depository and treasury relationships with businesses in our industry. We received cash of approximately $178,000 from the sale of certain payday loans receivable during second quarter 2014 that had previously been written off compared to $152,000 during second quarter 2013.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended June 30, 2013 and 2014.

	Gross Profit (Loss)		Gross Margin %
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Operating Segment	2013	2014	2013	2014
	(in thousands)
Branch Lending	$9,078	$9,137	28.4%	30.7%
Centralized Lending	(215)	(1,016)	(10.2)%	(22.2)%
E-Lending	460	(9)	27.7%	0.5%

Total	$9,323	$8,112	26.1%	22.5%

Gross profit declined by $1.2 million, or 12.9%, from $9.3 million in second quarter 2013 to $8.1 million in second quarter 2014. The decrease in gross profit quarter-to-quarter was primarily attributable to declines in our Centralized Lending segment as a result of higher loan losses.

Regional and Corporate Expenses. Regional and corporate expenses increased from $6.9 million in second quarter 2013 to $7.2 million in second quarter 2014. The increase reflects higher overall compensation during second quarter 2014, primarily related to long-term incentive compensation.

Interest Expense. Interest expense increased from $279,000 during second quarter 2013 to $326,000 during second quarter 2014. The increase was due to higher amortization of debt issue costs in 2014 resulting from amendments to the credit agreement.

Income Tax Provision. The effective income tax rate for the second quarter 2014 was 31.2% compared to 39.9% in the prior year’s second quarter. The lower tax rate in second quarter 2014 was due to lower non-deductible expenses.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

The following table sets forth our results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$53,193	$48,767	72.6%	65.3%
Installment interest and fees	13,310	18,474	18.2%	24.8%
Other	6,810	7,398	9.2%	9.9%

Total revenues	73,313	74,639	100.0%	100.0%

Operating expenses
Salaries and benefits	16,972	16,121	23.2%	21.6%
Provision for losses	17,343	20,129	23.7%	27.0%
Occupancy	8,721	8,946	11.9%	12.0%
Depreciation and amortization	1,051	934	1.4%	1.3%
Other	5,695	6,940	7.7%	9.2%

Total operating expenses	49,782	53,070	67.9%	71.1%

Gross profit	23,531	21,569	32.1%	28.9%
Regional expenses	5,267	4,427	7.2%	5.9%
Corporate expenses	10,433	9,688	14.2%	13.0%
Depreciation and amortization	887	953	1.2%	1.3%
Interest expense	642	743	0.9%	1.0%
Other expense, net	385	58	0.5%	0.1%

Income from continuing operations before income taxes	5,917	5,700	8.1%	7.6%
Provision for income taxes	2,377	2,298	3.3%	3.0%

Income from continuing operations	3,540	3,402	4.8%	4.6%
Loss (gain) from discontinued operations, net of income tax	1,186	(237)	1.6%	(0.3)%

Net income	$2,354	$3,639	3.2%	4.9%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2013 and 2014:

	Six Months Ended June 30,
	2013	2014
Branch Lending Information:
Number of branches, beginning of period	466	432
De novo branches opened	5
Branches closed	(39)	(17)

Number of branches, end of period	432	415

Average number of branches open during period (excluding branches reported as discontinued operations)	410	411

Average revenue per branch (in thousands)	$160	$150
Other Information:
Payday Loans:
Payday loan volume (in thousands)	$355,136	$327,749
Average loan (principal plus fee)	383	388
Average fees per loan	59	60
Average fee rate per $100	18	18
Branch-Based Installment Loans:
Installment loan volume (in thousands)	$17,436	$17,703
Average loan (principal plus fee)	568	598
Average term (months)	8	8
Signature Installment Loans:
Installment loan volume (in thousands)	$3,570	$7,129
Average loan (principal)	1,680	1,887
Average term (months)	19	21
Auto Equity Installment Loans:
Installment loan volume (in thousands)	$609	$521
Average loan (principal)	3,518	3,317
Average term (months)	28	31

Income from Continuing Operations. For the six months ended June 30, 2014, income from continuing operations was $3.4 million compared to $3.5 million for the same period in 2013. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for six months ended June 30, 2013 and 2014 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues
Payday loan fees	$53,193	$48,767	72.6%	65.3%
Installment interest and fees	13,310	18,474	18.2%	24.8%
Credit service fees	2,975	2,503	4.1%	3.4%
Check cashing fees	1,449	1,381	2.0%	1.9%
Title loan fees	543	168	0.7%	0.2%
Open-end credit fees	660	2,103	0.9%	2.8%
Other fees	1,183	1,243	1.5%	1.6%

Total	$73,313	$74,639	100.0%	100.0%

For the six months ended June 30, 2014, revenues were $74.6 million, an increase of 1.8% from $73.3 million during the six months ended June 30, 2013. The increase is due to higher fees and interest from our longer-term, higher-dollar installment products. This growth was substantially offset by lower payday loan revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.3% of total revenues for the six months ended June 30, 2014. With respect to payday loan volume, we originated approximately $327.7 million in loans during six months ended June 30, 2014, which was a decrease of 7.7% from the $355.1 million during the same period in 2013. This decline is primarily attributable to the decline from our Branch Lending segment resulting from, among other things, migration to other company products and competition from other companies offering multi-pay loans.

The average payday loan (including fee) totaled $388 during first six months of 2014 versus $383 in comparable 2013. Average fees received from customers per loan increased from $59 during first six months of 2013 to $60 during first six months of 2014.

Revenues from installment loan fees totaled $18.5 million during first six months of 2014 versus $13.3 million in comparable 2013, an increase of $5.2 million or 39.1%. The increase largely occurred in our Centralized Lending segment and was primarily due to strong demand and migration of customers from the single-pay loan product.

Revenues from credit service fees, check cashing, title loans and other sources totaled $7.4 million during first six months of 2014, an increase of $600,000 from $6.8 million during the same period in the prior year. The increase in open-end credit fees was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fee, which reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2014 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In addition, beginning in late fourth quarter 2013, we initiated a new underwriting platform for our single-pay loan products in Missouri, Utah, California and Kansas. In March 2014, we introduced this platform in New Mexico, Idaho and Illinois. We expect that this new platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. We plan to introduce this underwriting platform in the remainder of our states throughout 2014. We will continue to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2014 and beyond. In addition, we expect to generate modest revenues in connection with the introduction of our products online in various states during 2014.

Operating Expenses. Total operating expenses increased by $3.3 million, from $49.8 million during first six months of 2013 to $53.1 million during first six months of 2014. Total operating costs, exclusive of loan losses, increased from $32.4 million during first six months of 2013 to $32.9 million during first six months of 2014. The increase was primarily attributable to higher marketing costs and bank-related charges.

The provision for losses increased from $17.3 million for the six months ended June 30, 2013 to $20.1 million for the six months ended June 30, 2014. Our loss ratio was 23.7% during the first six months of 2013 versus 27.0% during the first six months of 2014. The increase in the loss ratio from 2013 to 2014 was attributable to our higher-dollar installment products in the Centralized Lending segment for the reasons noted in the quarterly discussion above, partially offset by a modest improvement in the loss ratio in the Branch Lending segment. Our charge-offs as a percentage of revenue were 50.8% during six months ended June 30, 2014 compared to 44.8% during the same period in 2013. Our collections as a percentage of charge-offs were 43.0% during first six months of 2014 compared to 48.0% during first six months of 2013. In addition, we received cash of approximately $377,000 from the sale of certain payday loans receivable during six months ended June 30, 2014 that had previously been written off compared to $278,000 during the same period in 2013.

Gross Profit. The following table summarizes our gross profit and gross margin of each operating segment for the six months ended June 30, 2013 and 2014.

	Gross Profit		Gross Margin %
Operating Segment	2013	2014	2013	2014
	(in thousands)
Branch Lending	$22,017	$20,774	33.5%	33.7%
Centralized Lending	686	662	16.2%	6.6%
E-Lending	828	133	24.5%	3.8%

Total	$23,531	$21,569	32.1%	28.9%

Gross profit was $21.6 million during six months ended June 30, 2014 versus $23.5 million in the same period of the prior year. Branch gross margin, which is branch gross profit as a percentage of revenues, was 28.9% during six months ended June 30, 2014 compared to 32.1% during six months ended June 30, 2013. The decrease period-to-period was primarily attributable to revenue declines in our Branch Lending segment and the increase in our provision for losses as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $15.7 million for the six months ended June 30, 2013 to $14.1 million for the six months ended June 30, 2014. The decline reflects: i) $517,000 in severance and related costs in connection with a company restructuring during first half of 2013, ii) reduced public affairs expenditures during 2014, and iii) lower overall compensation during the first half of 2014 resulting from the first quarter 2013 restructuring.

Interest Expense. Interest expense increased by approximately $101,000 from $642,000 during six months ended June 30, 2013 to $743,000 during six months ended June 30, 2014. The increase was due to higher amortization of debt issue costs in 2014 resulting from amendments to the credit agreement.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2014 was 40.3% compared to 40.2% in the same period of the prior year.

Discontinued Operations. In September 2013, we approved a plan to discontinue our automotive business. The operating environment for our automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, we elected to discontinue our automotive business in order to focus on our consumer lending operations in the United States and Canada. In December 2013, we completed the disposition of certain assets of our automotive business through an agreement (Purchase Agreement) with an unaffiliated limited liability company (Buyer). The Purchase Agreement provided for the sale of certain assets of the automotive business primarily consisting of loans receivable, inventory, fixed assets and other assets, for an aggregate purchase price of approximately $6.0 million. In addition, under the terms of the Purchase Agreement, we assigned the leases of the dealership lots to the Buyer. The Buyer also hired a significant number of employees from the automotive business.

In 2013, we recorded a non-cash loss of $2.8 million in connection with the disposal of our automotive business. Approximately $1.9 million of this charge was a non-cash fair-value adjustment to customer loans receivable. In addition, we recorded a non-cash impairment charge related to a write-off of goodwill and intangible assets totaling $679,000. Other fair value adjustments to vehicle inventories, fixed assets and other items accounted for the remaining charge of $256,000.

In December 2013, we decided to close or sell 35 underperforming branches during first half of 2014. During the six months ended June 30, 2014, we closed 17 of these branches. We decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining four branches are scheduled to be closed during third quarter 2014. We recorded approximately $248,000 in pre-tax charges during six months ended June 30, 2014, associated with the closings. The charges included approximately $150,000 for lease terminations and other related occupancy costs and approximately $98,000 in severance and benefit costs for the workforce reduction. The branches closed or scheduled to be closed are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2013 and 2014 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Total revenues	$5,030	$520	$10,463	$1,588
Provision for losses (a)	1,203	(63)	1,744	(163)
Operating expenses	4,062	713	9,208	1,449

Gross profit (loss)	(235)	(130)	(489)	302
Other, net	(627)	88	(1,422)	84

Gain (loss) before income taxes	(862)	(42)	(1,911)	386
Income tax benefit (expense)	327	16	725	(149)

Gain (loss) from discontinued operations	$(535)	$(26)	$(1,186)	$237

(a)	The provision for losses for the three and six months ended June 30, 2013 includes $1.1 million and $2.0 million, respectively from the discontinued automotive business. The provision for losses for the three and six months ended June 30, 2014 reflect collections in excess of charge-offs.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $20 million revolving line of credit.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our credit agreements. While our bank lending group has waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we have received in the past has resulted in less availability of funds under our credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). If financial results continue to decline, a reduction in the availability of funds under our Current Credit Agreement could require us to take measures to conserve cash until the markets stabilize. Such measures could include deferring capital expenditures, including acquisitions, restricting growth of the long-term installment loan product, reducing operating expenses, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Credit Facility

On July 23, 2014, we entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace our credit agreement. The amendment increases the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). Our obligations under the Current Credit Agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of our two Canadian subsidiary holding companies to secure our obligations under the Current Credit Agreement. The lenders may accelerate our obligations under the Current Credit Agreement if there is a change in control of the company, including an acquisition of 25% or more of the equity securities of the company by any person or group. The Current Credit Agreement matures on July 23, 2016.

Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at a rate ranging from 1.50% to 2.50% depending on our leverage ratio (as defined in the agreement), plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR ranging from 3.50% to 4.50% depending on our leverage ratio (as defined in the agreement). The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility also includes a non-use fee ranging from 0.375% to 0.625%, which is based upon our leverage ratio.

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

There was an effort in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and November 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either election.

For the six months ending June 30, 2014, our Missouri branches accounted for approximately 22% and 30% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our Current Credit Agreement and our outstanding subordinated notes.

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of June 30, 2014, the balance of the subordinated notes was approximately $3.3 million.

Cash Flow

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2014
Cash flows provided by (used for):
Operating activities	$8,315	$11,867
Investing activities	(943)	(1,108)
Financing activities	(7,237)	(12,530)
Effect of exchange rate on cash and cash equivalents	(93)	(8)

Net increase (decrease) in cash and cash equivalents	42	(1,779)
Cash and cash equivalents, beginning of year	14,124	12,685

Cash and cash equivalents, end of period	$14,166	$10,906

Net cash provided by operating activities for the six months ended June 30, 2014 was $11.9 million compared to $8.3 million during six months ended June 30, 2013. The increase is attributable to an increase in net income and changes in working capital items period-to-period.

Investing activities for each period were as follows:

•	Net cash used by investing activities for the six months ended June 30, 2014 was $1.1 million which included $1.2 million for capital expenditures, partially offset by a $125,000 decrease in restricted cash balance. The capital expenditures included $821,000 for technology and other furnishings at the corporate office.

•	Net cash used by investing activities for the six months ended June 30, 2013 was $943,000 which included $1.1 million for capital expenditures. The capital expenditures included $504,000 for renovations and technology upgrades to existing branches, $296,000 for technology and other furnishings at the corporate office and $114,000 to open five de novo branches.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the six months ended June 30, 2014 was $12.5 million, which primarily consisted of $15.3 million in repayments of indebtedness under the revolving credit facility, $3.0 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $6.0 million under the revolving credit facility.

•	Net cash used for financing activities for the six months ended June 30, 2013 was $7.2 million, which primarily consisted of $13.3 million in repayments of indebtedness under the revolving credit facility, $1.8 million in dividend payments to stockholders and $432,000 for the repurchase of 130,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $8.3 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the six months ended June 30, 2014, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Short-term Liquidity and Capital Requirements

We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2014. Expected short-term uses of cash include funding of any increases in payday and installment loans, debt repayments, interest payments on outstanding debt, financing of new branch expansion and small acquisitions, if any, and development of an Internet lending platform in the United States. Our credit facility matures on July 23, 2016.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the maximum amount available under our revolving portion of the credit agreement has declined from previous years ($27 million in 2013 to $20 million under our Current Credit Agreement).

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. In connection with the amendment to our credit agreement in November 2013, we were prohibited from paying any dividends through the maturity of the prior credit agreement. The amendment to the credit agreement dated July 23, 2014 does not directly restrict the payment of dividends other than through compliance with various financial covenants.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

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

On September 30, 2011, we acquired Direct Credit. Direct Credit has continued its pre-acquisition ability to generate sufficient cash flows to fund its business and any related growth, pursuant to our credit agreement, we may provide working capital financing to support Direct Credit’s business needs. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has exceeded our expectations. As of June 30, 2014, we offered these installment loan products to customers in approximately 200 branches. During second half of 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan product by introducing it to additional branches within our branch network and transitioning qualifying customers from shorter-term loan products. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 22% and 15% of total revenues for the six months ended June 30, 2014. Our short-term lending branches located in the states of Missouri and California represented approximately 30% and 13%, respectively, of total gross profit for the six months ended June 30, 2014. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in either of these states, our financial position, results of operations and cash flows could be adversely affected.

There were efforts in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2013 and June 30, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for loan losses	2013	2014	2013	2014
Balance, beginning of period	$100	$253	$100	$985
Charge-offs	(725)	(590)	(1,518)	(1,309)
Recoveries	144	103	379	295
Provision for losses	641	518	1,199	313

Balance, end of period	$160	$284	$160	$284

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the second quarter 2014 in any cases material to the Company as reported in our 2013 Annual Report on Form 10-K except as noted below.

North Carolina. On February 8, 2005, we, two of our subsidiaries, including our subsidiary doing business in North Carolina, and Mr. Don Early, our Chairman of the Board, were sued in Superior Court of New Hanover County, North Carolina in a putative class action lawsuit filed by James B. Torrence, Sr. and Ben Hubert Cline, who were customers of a Delaware state-chartered bank for whom we provided certain services in connection with the bank’s origination of payday loans in North Carolina, prior to the closing of the Company’s North Carolina branches in fourth quarter 2005.

In July 2011, the parties completed a weeklong hearing on the Company’s motion to enforce its class action waiver provision and its arbitration provision. In January 2012, the trial court denied the Company’s motion to enforce its class action and arbitration provisions. The Company appealed that ruling to the North Carolina Court of Appeals. On February 4, 2014, the Court of Appeals ruled that the trial court erred, and ordered the trial court to dismiss the lawsuit and that the parties proceed to arbitration. On June 17, 2014, the Supreme Court of North Carolina refused to hear an appeal of this ruling.

We have reached an agreement in principle with the two plaintiffs to settle the two individual arbitration proceedings (including any right to seek class arbitration) for an amount that is not material to us. The agreement is subject to negotiation and execution of a written settlement agreement.

Canada. Our Direct Credit subsidiary is a defendant in a class action lawsuit filed on October 2011 in the Supreme Court of British Columbia, as described in our annual report on Form 10-K for the year ended December 31, 2013. On March 19, 2014, the Supreme Court of British Columbia entered a judgment regarding certain procedural matters relating to the class action, including (i) a formal rule certifying the class (which Direct Credit had not opposed), (ii) setting a 10-year statute of limitation period for the covered claims from the date the complaint was filed on October 18, 2011, (iii) setting end dates for the class period, which varies from province and territory, (iv) providing that all class members that entered into loan agreements on or after June 20, 2009 will be class members unless they opt out of the class, (v) proving that all other class members must opt into the class within three months after the notice of class certification is issued, and (vi) certain related matters.

The parties have executed a written settlement of this matter, subject to an audit verification of proposed settlement amounts and receipt of required court approval of the settlement terms. Our share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). In June 2014, our share of the settlement and the indemnification amount due from the prior owners of Direct Credit were funded into a settlement trust held by an independent third party trustee. It is expected that the settlement will be finalized by the end of 2014, with execution of its requirements to continue into 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares. We did not repurchase any shares of our common stock during second quarter 2014.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 14, 2014.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)