Form 10-Q
period 2014-09-30
QC Holdings, Inc.
filed 2014-11-14
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2014:

Common Stock $0.01 per share par value – 17,511,291 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2014

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year 2014.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2014
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$12,685	$11,717
Restricted cash and other	1,076	950
Loans receivable, less allowance for losses of $8,272 at December 31, 2013 and $6,399 at September 30, 2014	57,349	53,766
Deferred income taxes	981	692
Assets held for sale	3,702	3,351
Prepaid expenses and other current assets	5,742	4,026

Total current assets	81,535	74,502

Non-current loans receivable, less allowance for losses of $2,171 at December 31, 2013 and $2,221 at September 30, 2014	6,332	5,523

Property and equipment, net	6,628	5,404

Intangible assets, net	1,560	892

Deferred income taxes	7,598	8,203

Other assets, net	4,451	4,494

Total assets	$108,104	$99,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$817	$537
Accrued expenses and other current liabilities	4,105	2,362
Accrued compensation and benefits	3,665	5,169
Deferred revenue	3,669	2,769
Debt due within one year	20,800	9,250

Total current liabilities	33,056	20,087

Long-term debt	3,282	3,381

Other non-current liabilities	5,860	5,600

Total liabilities	42,198	29,068

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,359,382 outstanding at December 31, 2013; 20,700,250 shares issued and 17,511,291 outstanding at September 30, 2014	207	207
Additional paid-in capital	62,976	61,441
Retained earnings	30,441	34,306
Treasury stock, at cost	(27,575)	(25,925)
Accumulated other comprehensive loss	(143)	(79)

Total stockholders’ equity	65,906	69,950

Total liabilities and stockholders’ equity	$108,104	$99,018

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues
Payday loan fees	$28,692	$25,567	$81,724	$74,183
Installment interest and fees	8,530	10,020	21,840	28,494
Other	3,570	3,791	10,372	11,182

Total revenues	40,792	39,378	113,936	113,859

Operating expenses
Salaries and benefits	8,754	8,616	25,669	24,680
Provision for losses	14,537	12,565	31,896	32,655
Occupancy	4,433	4,525	13,122	13,442
Depreciation and amortization	484	437	1,533	1,370
Other	3,511	3,861	9,186	10,777

Total operating expenses	31,719	30,004	81,406	82,924

Gross profit	9,073	9,374	32,530	30,935

Regional expenses	2,194	1,993	7,461	6,420
Corporate expenses	4,500	4,407	14,934	14,095
Depreciation and amortization	442	502	1,329	1,455
Interest expense	329	364	970	1,106
Other expense, net	212	1,628	597	1,687

Income from continuing operations before income taxes	1,396	480	7,239	6,172
Provision for income taxes	638	155	2,986	2,450

Income from continuing operations	758	325	4,253	3,722
Loss (gain) from discontinued operations, net of income tax	1,787	99	2,929	(143)

Net income (loss)	$(1,029)	$226	$1,324	$3,865

Weighted average number of common shares outstanding:
Basic	17,383	17,511	17,374	17,486
Diluted	17,434	17,568	17,374	17,492

Earnings (loss) per share:
Basic
Continuing operations	$0.04	$0.02	$0.24	$0.21
Discontinued operations	(0.10)	(0.01)	(0.17)	0.01

Net income	$(0.06)	$0.01	$0.07	$0.22

Diluted
Continuing operations	$0.04	$0.02	$0.24	$0.21
Discontinued operations	(0.10)	(0.01)	(0.17)	0.01

Net income	$(0.06)	$0.01	$0.07	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income (loss)	$(1,029)	$226	$1,324	$3,865

Other comprehensive income (loss):
Foreign currency translation adjustment	109	61	(179)	64

Total comprehensive income (loss)	$(920)	$287	$1,145	$3,929

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

Balance, December 31, 2013	17,359	$207	$62,976	$30,441	$(27,575)	$(143)	$65,906

Net income				3,865			3,865

Common stock repurchases	(70)				(174)		(174)

Issuance of restricted stock awards	222		(1,824)		1,824		—

Stock-based compensation expense			457				457

Tax impact of stock-based compensation			(168)				(168)

Foreign currency translation						64	64

Balance, September 30, 2014	17,511	$207	$61,441	$34,306	$(25,925)	$(79)	$69,950

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net income	$1,324	$3,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,974	2,826
Provision for losses	37,032	32,729
Deferred income taxes	(1,391)	99
Non-cash interest expense	378	414
Loss from foreign currency transaction	296	333
Gain on cash surrender value of life insurance	(343)	(73)
Loss on disposal of property and equipment	304	1,270
Loss from sale of automotive loans receivable	960
Loss on impairment of goodwill and intangible assets	680
Stock-based compensation	956	457
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(37,739)	(28,421)
Proceeds from sale of automotive loans receivable	158
Prepaid expenses and other current assets	721	330
Other assets	75	30
Accounts payable	(727)	(280)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(2,401)	(736)
Income taxes	2,569	33
Other non-current liabilities	(397)	115

Net operating	5,429	12,991

Cash flows from investing activities
Purchase of property and equipment	(2,037)	(1,975)
Proceeds from sale of property and equipment	122	15
Changes in restricted cash and other	1	126

Net investing	(1,914)	(1,834)

Cash flows from financing activities
Borrowings under credit facility	13,800	11,250
Payments on credit facility	(14,000)	(18,300)
Repayments of long-term debt		(4,500)
Payments for debt issue costs	(82)	(306)
Dividends to stockholders	(2,659)
Repurchase of common stock	(504)	(174)

Net financing	(3,445)	(12,030)

Effect of exchange rate changes on cash and cash equivalents	(59)	(95)

Cash and cash equivalents
Net increase (decrease)	11	(968)
At beginning of year	14,124	12,685

At end of period	$14,135	$11,717

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$912	$669
Income taxes	21	2,395

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. The Company also provides other consumer financial products and services, such as credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. As of September 30, 2014, the Company operated 410 loan branches.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 2014, and the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2014 and cash flows for the nine months ended September 30, 2013 and 2014, in conformity with US GAAP.

In December 2013, the Company sold its automotive business to an unaffiliated limited liability company. Also, in December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. These 35 branches were included as part of discontinued operations during 2013. During the nine months ended September 30, 2014, the Company closed 20 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining branch closed during October 2014. In addition, the Company closed two branches in August 2014 that were not consolidated into nearby branches. The operational results of the automotive business and the 23 loan branches closed are included as discontinued operations in our unaudited consolidated financial statements for all periods presented. The operational results for the 14 branches that will remain open have been reclassified from discontinued operations to continuing operations in our unaudited consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations.

Note 2 – New Accounting Pronouncements

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2013 and September 30, 2014.

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

The Company also measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the assets may be impaired. In third quarter 2014, the Company committed to a plan to sell its company-owned properties. These properties include (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and parking spaces on approximately 1.6 acres of land.

As of September 30, 2014, the properties listed above have been classified as current assets held for sale in the accompanying balance sheets. Accordingly, the Company ceased depreciation on these properties during third quarter 2014. The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value less estimated costs to sell. The estimated fair value for each property was determined by obtaining independent third party appraisals. With respect to two of the properties held for sale, the Company recorded an impairment charge of $291,000 during third quarter 2014 to reduce the carrying amount of these properties to the estimated fair value which totaled $548,000. The properties are currently listed for sale with a commercial broker. The Company anticipates that the properties will be sold within the next 12 months.

The following table presents fair value measurements of certain assets on a non-recurring basis as of September 30, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total gains (losses)

Assets held for sale	$—	$—	$548	$(291)

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

In December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. During the nine months ended September 30, 2014, the Company closed 20 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining branch closed during October 2014. In addition, the Company closed two branches in August 2014 that were not consolidated into nearby branches. The Company recorded approximately $273,000 in pre-tax charges during nine months ended September 30, 2014, associated with the closings. The charges included $159,000 for lease terminations and other related occupancy costs, $109,000 in severance and benefit costs for the workforce reduction and $5,000 for other costs. The branches closed or scheduled to be closed are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2013 and 2014 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Total revenues	$5,792	$199	$16,425	$1,945
Provision for losses (a)	3,410	198	5,136	74
Operating expenses	4,252	158	13,572	1,719

Gross profit (loss)	(1,870)	(157)	(2,283)	152
Other, net	(1,009)	(6)	(2,434)	77

Gain (loss) before income taxes	(2,879)	(163)	(4,717)	229
Income tax benefit (expense)	1,092	64	1,788	(86)

Gain (loss) from discontinued operations	$(1,787)	$(99)	$(2,929)	$143

(a)	The provision for losses for the three and nine months ended September 30, 2013 includes $3.0 million and $5.0 million, respectively from the discontinued automotive business.

Note 5 – Loans Receivable and Allowance for Loan Losses

The current portion of loans receivable consisted of the following (in thousands):

	December 31, 2013	September 30, 2014

Current portion:
Payday and title loans	$42,813	$36,322
Installment loans	17,470	17,172
Other	5,338	6,671

	65,621	60,165
Less: Allowance for losses	(8,272)	(6,399)

Total current portion	$57,349	$53,766

As of December 31, 2013 and September 30, 2014, non-current loans receivable consists entirely of installment loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Cash received from sale of loan receivables	$205	$183	$483	$560

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

The Company had approximately $7.8 million in installment loans receivable that were past due as of December 31, 2013 and approximately 36.8% of this amount was more than 60 days past due. The Company had approximately $8.9 million in installment loans receivable past due as of September 30, 2014 and approximately 44.8% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Balance, beginning of period	$5,893	$9,684	$7,045	$10,444
Charge-offs	(21,700)	(21,141)	(54,860)	(57,951)
Recoveries	9,174	7,967	25,328	24,364
Provision for losses	14,094	12,110	29,948	31,763

Balance, end of period	$7,461	$8,620	$7,461	$8,620

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three and nine months ended September 30, 2013 and 2014 (in thousands):

	Three Months Ended September 30, 2014
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,560	$6,040	$2,084	$9,684
Charge-offs	(13,701)	(5,837)	(1,603)	(21,141)
Recoveries	7,355	585	27	7,967
Provision for losses	6,149	5,052	909	12,110

Balance, end of period	$1,363	$5,840	$1,417	$8,620

	Nine Months Ended September 30, 2014
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$2,867	$6,092	$1,485	$10,444
Charge-offs	(37,408)	(17,209)	(3,334)	(57,951)
Recoveries	22,359	2,005		24,364
Provision for losses	13,545	14,952	3,266	31,763

Balance, end of period	$1,363	$5,840	$1,417	$8,620

	Three Months Ended September 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$1,777	$3,636	$480	$5,893
Charge-offs	(16,682)	(4,645)	(373)	(21,700)
Recoveries	8,539	585	50	9,174
Provision for losses	8,414	5,054	626	14,094

Balance, end of period	$2,048	$4,630	$783	$7,461

	Nine Months Ended September 30, 2013
	Payday and Title Loans	Installment Loans	Other	Total

Balance, beginning of period	$3,211	$3,435	$399	$7,045
Charge-offs	(41,929)	(11,995)	(936)	(54,860)
Recoveries	23,372	1,812	144	25,328
Provision for losses	17,394	11,378	1,176	29,948

Balance, end of period	$2,048	$4,630	$783	$7,461

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	September 30, 2014

Leasehold improvements	$17,386	$16,867
Furniture and equipment	22,959	23,143
Vehicles	966	923

	41,311	40,933
Less: Accumulated depreciation and amortization	(34,683)	(35,529)

Total	$6,628	$5,404

In third quarter 2014, the Company committed to a plan to sell its company-owned properties. These properties include (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and parking spaces on approximately 1.6 acres of land.

As of September 30, 2014, the properties listed above have been classified as current assets held for sale in the accompanying balance sheets. Accordingly, the Company ceased depreciation on these properties during third quarter 2014. The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. With respect to two of the properties held for sale, the Company recorded an impairment charge of $291,000 during third quarter 2014 to reduce the carrying amount of these properties to estimated fair value less estimated costs to sell. The properties are currently listed for sale with a commercial broker. The Company anticipates that the properties will be sold within the next 6 months.

In third quarter 2014, the Company decided to terminate an agreement with a vendor who was assisting with the development of an automated decision-engine software as part of a new underwriting platform for the Company’s single-pay loans. In connection with this decision and the fact that the software is no longer effectively serving its stated purposes, the Company performed an analysis to determine the fair value of the capitalized costs related to the software. The Company determined that the fair value of the vendor’s software was zero as the software could not be sold by the Company nor would the software be used by the Company on an ongoing basis. As a result, the Company recorded an impairment loss of approximately $1.0 million during third quarter 2014 associated with writing off the carrying amount of the capitalized costs associated with the software.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2013, the balance of the deferred liability was approximately $214,000, of which $158,000 was classified as a non-current liability. As of September 30, 2014, the balance of the deferred liability was approximately $172,000 of which $116,000 is classified as a non-current liability.

Note 7 – Goodwill and Intangible Assets

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2013	September 30, 2014
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	1,413	275

Gross carrying amount	4,016	2,878
Less: Accumulated amortization	(3,150)	(2,643)

Amortized intangible assets	866	235

Effect of foreign currency translation	2	(35)

Total intangible assets, net	$1,560	$892

Amortization of intangible assets for the three months and nine months ended September 30, 2014 was approximately $322,000 and $799,000 respectively. Amortization of intangible assets for the three months and nine months ended September 30, 2013 was approximately $314,000 and $830,000, respectively. The following table summarizes the estimated annual amortization for intangible assets recorded as of September 30, 2014 (in thousands):

Remainder of 2014	$33
2015	129
2016	73

Total	$235

Note 8 – Debt

The following table summarizes long-term debt at December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013	September 30, 2014

Revolving credit facility	$16,300	$9,250
Term loan credit facility	4,500
Senior subordinated notes	3,282	3,381

Total debt	24,082	12,631
Less current portion of debt	(20,800)	(9,250)

Long-term debt	$3,282	$3,381

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

Under the prior credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. As of September 30, 2014, the balance of the subordinated notes was approximately $3.4 million. As a condition to entering into the Current Credit Agreement, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 39.7% for the nine months ended September 30, 2014 compared to 41.2% for the nine months ended September 30, 2013.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $190,000 and $179,000 as of December 31, 2013 and September 30, 2014, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2014.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

Note 10 – Credit Services Organization

For the Company’s locations in Texas, the Company acts as a credit services organization on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender. As of December 31, 2013 and September 30, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a liability at fair value to reflect the anticipated losses related to uncollected loans. In 2013, the products offered to consumers in Texas (through the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with the Company’s historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and the Company’s guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Balance, beginning of period	$160	$284	$100	$985
Charge-offs	(988)	(752)	(2,505)	(2,061)
Recoveries	164	145	542	440
Provision for losses	884	653	2,083	966

Balance, end of period	$220	$330	$220	$330

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Income (loss) available to common stockholders:
Income from continuing operations	$758	$325	$4,253	$3,722
Discontinued operations, net of income tax	(1,787)	(99)	(2,929)	143

Net income (loss)	$(1,029)	$226	$1,324	$3,865

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,383	17,511	17,374	17,486
Dilutive effect of stock options and unvested restricted stock	51	57		6

Weighted average diluted common shares outstanding	17,434	17,568	17,374	17,492

Basic earnings (loss) per share:
Continuing operations	$0.04	$0.02	$0.24	$0.21
Discontinued operations	(0.10)	(0.01)	(0.17)	0.01

Net income	$(0.06)	$0.01	$0.07	$0.22

Diluted earnings (loss) per share:

Continuing operations	$0.04	$0.02	$0.24	$0.21
Discontinued operations	(0.10)	(0.01)	(0.17)	0.01

Net income	$(0.06)	$0.01	$0.07	$0.22

Anti-dilutive securities. Options to purchase 2.2 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2014, because they were anti-dilutive. For the three and nine months ended September 30, 2013, options to purchase 2.6 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Stock Repurchases. On May 21, 2013, the board of directors extended the common stock repurchase program through June 30, 2015. The board of directors has previously authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2014, the Company had approximately $3.9 million that may yet be utilized to repurchase shares under the current program. In February 2014, the Company repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

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

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Stock-Based Compensation and Other Long-Term Incentive Compensation. The following table summarizes the stock-based compensation expense reported in net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Employee stock-based compensation:
Restricted stock awards	$236	$120	$751	$405
Stock options			17

	236	120	768	405

Non-employee director stock-based compensation:
Restricted stock awards			188	52

Total	$236	$120	$956	$457

Stock Option Grants. The Company did not grant stock options during the nine months ended September 30, 2014. As of September 30, 2014, the Company had 2.2 million stock options outstanding and exercisable with a weighted average exercise price of $9.60.

Restricted Stock. During second quarter 2014, the Company granted 24,700 restricted shares to its non-employee directors under the 2004 plan. The total fair market value of the grant was approximately $52,000. The shares granted to the directors vested immediately upon the date of grant but may not be sold for six months after the date of grant. A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2014 is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2014	314,947	$4.49
Granted	24,700	2.11
Vested	(222,097)	4.43
Forfeited

Non-vested balance, September 30, 2014	117,550	$4.09

As of September 30, 2014, there was $159,000 of total unrecognized compensation costs related to the nonvested restricted stock grants. These costs will be amortized over a weighted average period of 3 months.

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

Since 2012, the Company has granted Performance Units and RSUs to various officers under the LTIP effective as of January of each calendar year. The value of the Performance Units is based upon a performance measure established by the Company’s compensation committee. If the performance measure is met, the Performance Units will be paid in cash at the end of the performance period subject to continued employment by the covered officer throughout the performance period and vest upon the occurrence of certain change in control events. The RSUs vest at the end of the performance period subject to continued employment by the covered officer throughout the performance period (i.e., 3-year cliff vesting as of close of business on December 31 of the third year of the performance period) and vest upon the occurrence of certain change in control events. The payout of the RSUs will be made in cash at the end of the performance period based on number of RSUs times the average weighted trailing 3-month stock price of the Company as of December 31 of the third year of the performance period.

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Performance Units	$42	$(142)	$(117)	$(36)
RSU’s	(1)	106	54	238

Total	$41	$(36)	$(63)	$202

The following table summarizes the liability associated with Performance Units and RSU’s (in thousands):

	December 31, 2013	September 30, 2014

Performance Units	$83	$48
RSU’s	141	378

Total	$224	$426

The liability for Performance Units is evaluated each quarter for the likelihood of obtaining the required performance measure and any adjustment, if necessary, is recorded as of quarter-end. As of September 30, 2014, the total unrecognized compensation costs related to the Performance Units and RSUs was approximately $291,000 and $211,000 respectively. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.6 years.

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

The Company and the two plaintiffs have since settled the two individual arbitration proceedings (including any right to seek class arbitration) for an immaterial amount and all proceedings have now been dismissed.

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

On September 5, 2014, the district court granted Plaintiff’s Motion for Class Certification. The certified class consists of persons and/or entities who were never customers of the Company, but whose 10-digit California area code cell phone numbers were listed by the Company’s customers in the “Employment” and/or “Contacts” fields of their loan applications, and who the Company allegedly called using an Automatic Telephone Dialing System for the purpose of collecting or attempting to collect an alleged debt from the account holder, between August 13, 2008 and August 13, 2012.

The case is now in the discovery phase with a trial tentatively scheduled for early 2016.

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

Note 14 – Regulatory Environment and Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in two states in the United States and certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. From a federal perspective, the Company is under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of September 30, 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri and California represented approximately 22% and 15%, respectively, of total revenues for the nine months ended September 30, 2014. Company short-term lending branches located in the states of Missouri and California represented approximately 31% and 14%, respectively, of total gross profit for the nine months ended September 30, 2014. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in either of these states, the Company’s financial position, results of operations and cash flows could be adversely affected.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$32,613	$4,916	$1,849	$39,378

Provision for losses	8,963	3,046	556	12,565
Other expenses	16,019	496	924	17,439

Gross profit	7,631	1,374	369	9,374
Other, net (a)	(7,201)	(746)	(947)	(8,894)

Income (loss) from continuing operations before income taxes	$430	$628	$(578)	$480

	Nine Months Ended September 30, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$94,119	$14,359	$5,381	$113,859

Provision for losses	20,172	10,847	1,636	32,655
Other expenses	45,550	1,476	3,243	50,269

Gross profit	28,397	2,036	502	30,935
Other, net (a)	(20,050)	(2,365)	(2,348)	(24,763)

Income (loss) from continuing operations before income taxes	$8,347	$(329)	$(1,846)	$6,172

	Three Months Ended September 30, 2013
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$36,003	$2,911	$1,878	$40,792

Provision for losses	11,219	2,663	655	14,537
Other expenses	15,709	351	1,122	17,182

Gross profit (loss)	9,075	(103)	101	9,073
Other, net (a)	(6,719)	(414)	(544)	(7,677)

Income (loss) from continuing operations before income taxes	$2,356	$(517)	$(443)	$1,396

	Nine Months Ended September 30, 2013
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$101,524	$7,147	$5,265	$113,936

Provision for losses	24,412	5,726	1,758	31,896
Other expenses	46,096	838	2,576	49,510

Gross profit	31,016	583	931	32,530
Other, net (a)	(21,542)	(1,215)	(2,534)	(25,291)

Income (loss) from continuing operations before income taxes	$9,474	$(632)	$(1,603)	$7,239

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2013	September 30, 2014

Branch Lending	$90,141	$82,886
Centralized Lending	11,495	11,018
E-Lending	6,468	5.114

Balance, end of period	$108,104	$99,018

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

Note 16 – Restructuring and Other Exit Costs

Restructuring. In January 2013, the Company announced a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. The Company recorded approximately $1.2 million in pre-tax charges during nine months ended September 30, 2013, associated with the restructuring plan. The charges included approximately $394,000 for lease terminations and other related occupancy costs and approximately $818,000 in severance and benefit costs for the workforce reduction.

Closure of Branches. In December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. During the nine months ended September 30, 2014, the Company closed 20 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining branch closed during October 2014. In addition, the Company closed two branches in August 2014 that were not consolidated into nearby branches. The Company recorded approximately $273,000 in pre-tax charges during nine months ended September 30, 2014, associated with the closings. The charges included $159,000 for lease terminations and other related occupancy costs and approximately $109,000 in severance and benefit costs for the workforce reduction and $5,000 loss for the disposition of fixed assets. See additional information in Note 4.

The following table summarizes the accrued exit costs associated with the closure of branches discussed above, and the activity related to those charges as of September 30, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Reductions	Balance at September 30, 2014

Lease and related occupancy costs	$58	$159	$(190)	$27
Severance		109	(109)

Total	$58	$268	$(299)	$27

As of September 30, 2014, the balance of $27,000 for accrued costs associated with the closure of branches is included as a current liability on the Consolidated Balance Sheets as the Company expects that the liabilities for these costs will be settled within one year.

Note 17 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Credit services fees	$1,635	$1,292	$4,611	$3,795
Open-end credit fees	509	1,206	1,169	3,309
Check cashing fees	643	597	2,089	1,977
Title loan fees	127	75	670	243
Other fees	656	621	1,833	1,858

Total	$3,570	$3,791	$10,372	$11,182

Note 18 – Subsequent Events

Dividends. On November 13, 2014 the Company’s board of directors declared a dividend of $0.05 per common share. The dividend is payable on December 15, 2014 to stockholders of record as of December 1, 2014. The Company estimates that the total amount of the dividend will be approximately $900,000.

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 65.2% of our total revenues for the nine months ended September 30, 2014. We earn fees for various other financial services, such as installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. We operated 410 branches in 23 states at September 30, 2014. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. As of September 30, 2014, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, South Carolina, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000.

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

	2009	2010	2011	2012	2013	September 30, 2014

Beginning branch locations	585	556	523	482	466	432
De novo branches opened during period	3	1	2	8	6
Branches closed/sold during period (a)	(32)	(34)	(43)	(24)	(40)	(22)

Ending branch locations	556	523	482	466	432	410

(a)	The number of branches closed during 2012 does not include 38 branches that we decided in December 2012 to close during first half of 2013. The number of branches closed during 2013 does not include 35 branches that we decided in December 2013 to close during first half of 2014. During the nine months ended September 30, 2014, the Company closed 20 of these branches. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining branch closed during October 2014.

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In fourth quarter of 2014, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network and transitioning qualifying customers from shorter-term loan products. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 31, 2013, we started to pilot online payday loans to customers in a limited manner in a small number of states. Throughout 2014, we have focused on developing an improved user interface and stronger fraud-detection components for the Internet platform. In 2015, we anticipate introducing our various loan products online in various states in a disciplined manner.

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association, industry analysts estimate that the industry has approximately 17,800 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2013, the branches in the United States extended approximately $30 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $15.9 billion to their customers during 2013. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically. To the extent, however, there are significant changes to the rules, regulations and key fund transmission requirements related to online lending, this growth could be negatively affected.

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

From a federal perspective, we are under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of September 30, 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

In the last several years, changes in laws governing payday loans have negatively affected our revenues and gross profit.

•	During 2009, payday loan-related legislation that severely restricts customer access to payday loans was passed in South Carolina, Washington, Virginia and Kentucky. These law changes adversely affected our revenues and operating income during 2010. For the year ended December 31, 2010, revenues and gross profit from South Carolina, Washington, Virginia and Kentucky declined by $14.1 million and $9.0 million, respectively, compared to the prior year. During 2011 and 2012, as a group, these states generated modest profits but will not return to the level of profitability experienced prior to the customer restrictions, indicative of the challenges inherent with a transition to a new law and new products that are less profitable and provide customers fewer options.

•	In Arizona, the existing payday lending law expired on June 30, 2010. While we are currently offering installment loans to our Arizona customers, our customers have not embraced this product as they did the payday loan product. For the year ended December 31, 2011, revenues and gross profit from our Arizona branches declined by $1.5 million and $1.4 million, respectively, from the prior year. Our results in 2012 and 2013 improved compared to 2011, however our profitability has not returned to levels experienced prior to the expiration of the payday law.

•	In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that has negatively affected revenues and profitability. The Illinois law provided for an overlap of the previous lending approach with loans issued under the new law for a period of one year, which extended the time period over which the negative effects of the new law occurred. During 2011, our revenues declined by $2.4 million and our gross profit declined by $2.2 million. During 2012, our revenues declined by $2.0 million and our gross profit declined by $1.8 million. During 2013 and the nine months ended September 30, 2014, revenues and gross profit for Illinois rebounded modestly from the difficult 2011 and 2012 periods.

There were efforts in Missouri to place a voter initiative on the statewide ballot for each of the November 2012 and 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

The following table sets forth our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$28,692	$25,567	70.3%	64.9%
Installment interest and fees	8,530	10,020	20.9%	25.4%
Other	3,570	3,791	8.8%	9.7%

Total revenues	40,792	39,378	100.0%	100.0%

Operating expenses
Salaries and benefits	8,754	8,616	21.5%	21.9%
Provision for losses	14,537	12,565	35.6%	31.9%
Occupancy	4,433	4,525	10.9%	11.5%
Depreciation and amortization	484	437	1.2%	1.1%
Other	3,511	3,861	8.6%	9.8%

Total operating expenses	31,719	30,004	77.8%	76.2%

Gross profit	9,073	9,374	22.2%	23.8%

Regional expenses	2,194	1,993	5.4%	5.1%
Corporate expenses	4,500	4,407	11.0%	11.2%
Depreciation and amortization	442	502	1.1%	1.3%
Interest expense	329	364	0.8%	0.9%
Other expense, net	212	1,628	0.5%	4.1%

Income from continuing operations before income taxes	1,396	480	3.4%	1.2%
Provision for income taxes	638	155	1.6%	0.4%

Income from continuing operations	758	325	1.8%	0.8%
Loss from discontinued operations, net of income tax	1,787	99	4.4%	0.2%

Net income (loss)	$(1,029)	$226	-2.6%	0.6%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2013 and 2014:

	Three Months Ended September 30,
	2013	2014
Branch Lending Information:
Number of branches, beginning of period	432	415
Branches closed		(5)

Number of branches, end of period	432	410

Average number of branches open during period (excluding branches reported as discontinued operations)	409	409

Average revenue per branch (in thousands)	$88	$80

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$194,844	$173,062
Average loan (principal plus fee)	384	383
Average fees per loan	59	59
Average fee rate per $100	18	18

Branch-Based Installment Loans:
Installment loan volume (in thousands)	$10,491	$9,872
Average loan (principal plus fee)	575	605
Average term (months)	8	9

Signature Installment Loans:
Installment loan volume (in thousands)	$4,833	$4,455
Average loan (principal)	1,839	1,825
Average term (months)	21	20

Auto Equity Installment Loans:
Installment loan volume (in thousands)	$555	$471
Average loan (principal)	3,649	3,412
Average term (months)	32	32

Income from Continuing Operations. For the three months ended September 30, 2014, income from continuing operations was $325,000 compared to $758,000 for the same period in 2013. A discussion of the various components of net income follows.

Revenues. The following table summarizes our revenues for three months ended September 30, 2013 and 2014 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$28,692	$25,567	70.3%	64.9%
Installment interest and fees	8,530	10,020	20.9%	25.4%
Credit service fees	1,635	1,292	4.0%	3.3%
Open-end credit fees	509	1,206	1.2%	3.1%
Check cashing fees	643	597	1.6%	1.5%
Title loan fees	127	75	0.3%	0.2%
Other fees	656	621	1.7%	1.6%

Total	$40,792	$39,378	100.0%	100.0%

Revenues totaled $39.4 million in third quarter 2014 compared to $40.8 million in third quarter 2013, a decrease of $1.4 million or 3.4%. Lower payday loan revenues were partially offset by higher fees and interest from our longer-term, higher-dollar installment products indicative of customer demand and our efforts to transition qualifying customers from our payday loan product.

Revenues from our payday loan product represent our largest source of revenues and were approximately 64.9% of total revenues for the three months ended September 30, 2014. With respect to payday loan volume, we originated approximately $173.1 million in loans during third quarter 2014, which was a decline of 11.1% from the $194.8 million during third quarter 2013. This decline is attributable to the decline in our Branch Lending segment resulting from, among other things, migration to other company products and competition from other companies offering installment lending products (both in branches and on the Internet).

The average payday loan (including fee) totaled $383 in third quarter 2014 versus $384 during third quarter 2013. Average fees received from customers per loan were $59 in third quarter 2013 and $59 in third quarter 2014.

Revenues from installment loan fees totaled $10.0 million in third quarter 2014 compared to $8.5 million in the prior year’s third quarter, an increase of $1.5 million or 17.6%. The increase largely occurred in our Centralized Lending segment and was primarily due to strong demand and migration of customers from the single-pay loan product over the last 18 months.

Revenues from credit service fees, check cashing, title loans, open-end credit fees and other sources totaled $3.6 million and $3.8 million for the three months ended September 30, 2013 and 2014, respectively. The increase in open-end credit fees (due to the introduction of the product in our Kansas branches in late 2013) was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fees, which reflects the reduced demand for these products.

Operating Expenses. Total operating expenses declined by $1.7 million, from $31.7 million during third quarter 2013 to $30.0 million in third quarter 2014. Total operating costs, exclusive of loan losses, increased from $17.2 million during third quarter 2013 to $17.4 million in third quarter 2014. A slight reduction in overall compensation was offset by higher marketing expenditures.

The provision for losses decreased from $14.5 million in third quarter 2013 to $12.6 million during third quarter 2014. Our loss ratio was 35.6% in third quarter 2013 compared to 31.9% in third quarter 2014. The lower loss ratio in third quarter 2014 reflects improvement in our higher dollar installment loan products as a result of underwriting enhancements earlier in the year. In addition, our loss experience was better for the single-pay product quarter-to-quarter due to improved processes associated with electronic collateralization of loans. Overall, our charge-offs as a percentage of revenue were 52.9% during third quarter 2014 compared to 54.1% during third quarter 2013. Our collections as a percentage of charge-offs were 38.8% during third quarter 2014 compared to 41.6% during third quarter 2013. We believe that the collection environment is becoming increasingly difficult as commercial banks discontinue depository and treasury relationships with businesses in our industry. We received cash of approximately $183,000 from the sale of certain payday loans receivable during third quarter 2014 that had previously been written off compared to $205,000 during third quarter 2013.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended September 30, 2013 and 2014.

	Gross Profit (Loss)		Gross Margin %
	Three Months Ended September 30,		Three Months Ended September 30,
Operating Segment	2013	2014	2013	2014
	(in thousands)

Branch Lending	$9,075	$7,631	25.2%	23.4%
Centralized Lending	(103)	1,374	(3.5)%	27.9%
E-Lending	101	369	5.4%	20.0%

Total	$9,073	$9,374	22.2%	23.8%

Gross profit increased by $301,000, or 3.3%, from $9.1 million in third quarter 2013 to $9.4 million in third quarter 2014. The increase in gross profit quarter-to-quarter was primarily attributable to improvement in our Centralized Lending and E-Lending segments as a result of lower loan losses.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $6.7 million in third quarter 2013 to $6.4 million in third quarter 2014. The decrease reflects lower overall compensation during third quarter 2014.

Interest Expense. Interest expense increased from $329,000 during third quarter 2013 to $364,000 during third quarter 2014. The increase was due to higher amortization of debt issue costs in 2014 resulting from amendments to the credit agreement.

Other, net. Other expense increased from $212,000 during third quarter 2013 to $1.6 million during third quarter 2014. The results for third quarter 2014 include a write-off of capitalized software costs totaling $1.0 million and a charge of $291,000 to reduce the carrying amount of two properties held for sale to estimated fair value.

Income Tax Provision. The effective income tax rate for the third quarter 2014 was 32.3% compared to 45.7% in the prior year’s third quarter. The lower tax rate in third quarter 2014 was due to lower non-deductible expenses and lower than expected pre-tax income.

Nine months Ended September 30, 2014 Compared with the Nine months Ended September 30, 2013

The following table sets forth our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of revenues)
Revenues
Payday loan fees	$81,724	$74,183	71.7%	65.2%
Installment interest and fees	21,840	28,494	19.2%	25.0%
Other	10,372	11,182	9.1%	9.8%

Total revenues	113,936	113,859	100.0%	100.0%

Operating expenses
Salaries and benefits	25,669	24,680	22.5%	21.7%
Provision for losses	31,896	32,655	28.0%	28.7%
Occupancy	13,122	13,442	11.5%	11.8%
Depreciation and amortization	1,533	1,370	1.3%	1.2%
Other	9,186	10,777	8.1%	9.4%

Total operating expenses	81,406	82,924	71.4%	72.8%

Gross profit	32,530	30,935	28.6%	27.2%

Regional expenses	7,461	6,420	6.5%	5.6%
Corporate expenses	14,934	14,095	13.1%	12.4%
Depreciation and amortization	1,329	1,455	1.2%	1.3%
Interest expense	970	1,106	0.9%	1.0%
Other expense, net	597	1,687	0.5%	1.5%

Income from continuing operations before income taxes	7,239	6,172	6.4%	5.4%
Provision for income taxes	2,986	2,450	2.6%	2.1%

Income from continuing operations	4,253	3,722	3.8%	3.3%
Loss (gain) from discontinued operations, net of income tax	2,929	(143)	2.6%	(0.1)%

Net income	$1,324	$3,865	1.2%	3.4%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2013 and 2014:

	Nine Months Ended September 30,
	2013	2014
Branch Lending Information:
Number of branches, beginning of period	466	432
De novo branches opened	5
Branches closed	(39)	(22)

Number of branches, end of period	432	410

Average number of branches open during period (excluding branches reported as discontinued operations)	408	409

Average revenue per branch (in thousands)	$249	$230

Other Information:
Payday Loans:
Payday loan volume (in thousands)	$548,664	$499,573
Average loan (principal plus fee)	384	386
Average fees per loan	59	59
Average fee rate per $100	18	18

Branch-Based Installment Loans:
Installment loan volume (in thousands)	$27,928	$27,575
Average loan (principal plus fee)	571	600
Average term (months)	8	9

Signature Installment Loans:
Installment loan volume (in thousands)	$8,403	$11,585
Average loan (principal)	1,768	1,862
Average term (months)	20	21

Auto Equity Installment Loans:
Installment loan volume (in thousands)	$1,163	$992
Average loan (principal)	3,579	3,362
Average term (months)	29	32

Income from Continuing Operations. For the nine months ended September 30, 2014, income from continuing operations was $3.7 million compared to $4.3 million for the same period in 2013. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for nine months ended September 30, 2013 and 2014 and sets forth the percentage of total revenue for payday loans and the other services we provide.

	Nine months Ended September 30,		Nine months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$81,724	$74,183	71.7%	65.2%
Installment interest and fees	21,840	28,494	19.2%	25.0%
Credit service fees	4,611	3,795	4.0%	3.3%
Open-end credit fees	1,169	3,309	1.0%	2.9%
Check cashing fees	2,089	1,977	1.8%	1.7%
Title loan fees	670	243	0.6%	0.2%
Other fees	1,833	1,858	1.7%	1.7%

Total	$113,936	$113,859	100.0%	100.0%

For the nine months ended September 30, 2014, revenues were $113.9 million, essentially the same amount as revenues for the comparable period in 2013. An increase in fees and interest from our longer-term, higher-dollar installment products was substantially offset by lower payday loan revenues.

Revenues from our payday loan product represent our largest source of revenues and were approximately 65.2% of total revenues for the nine months ended September 30, 2014. With respect to payday loan volume, we originated approximately $499.6 million in loans during nine months ended September 30, 2014, which was a decrease of 8.9% from the $548.7 million during the same period in 2013. This decline is primarily attributable to the decline from our Branch Lending segment resulting from, among other things, migration to other company products and competition from other companies offering installment lending products.

The average payday loan (including fee) totaled $386 during first nine months of 2014 versus $384 in comparable 2013. Average fees received from customers per loan were $59 during first nine months of 2013 and $59 during first nine months of 2014.

Revenues from installment loan fees totaled $28.5 million during first nine months of 2014 versus $21.8 million in comparable 2013, an increase of $6.7 million or 30.7%. The increase largely occurred in our Centralized Lending segment and was primarily due to strong demand and migration of customers from the single-pay loan product.

Revenues from credit service fees, check cashing, title loans and other sources totaled $11.2 million during first nine months of 2014, an increase of $800,000 from $10.4 million during the same period in the prior year. The increase in open-end credit fees was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fees, which reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during fourth quarter 2014 due to high unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In addition, beginning in late fourth quarter 2013, we initiated a new underwriting platform for our single-pay loan products in Missouri, Utah, California and Kansas. In March 2014, we introduced this platform in New Mexico, Idaho and Illinois. We expect that this platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. Throughout 2014, we have focused on monitoring, evaluating and modifying this new process to improve its capabilities and results. We plan to introduce this underwriting platform in the remainder of our states throughout 2015. We will continue to introduce our longer-term centrally approved installment loan products to customers in additional states, to the extent permitted by state laws and regulations. We believe there is a reasonable demand for these types of products and, as a result, expect growth in total installment revenues in 2014 and beyond. In addition, we expect to generate modest revenues in connection with the introduction of our products online in various states during 2015.

Operating Expenses. Total operating expenses increased by $1.5 million, from $81.4 million during first nine months of 2013 to $82.9 million during first nine months of 2014. Total operating costs, exclusive of loan losses, increased from $49.5 million during first nine months of 2013 to $50.3 million during first nine months of 2014. The increase was primarily attributable to higher marketing costs and bank-related charges.

The provision for losses increased from $31.9 million for the nine months ended September 30, 2013 to $32.7 million for the nine months ended September 30, 2014. Our loss ratio was 28.0% during the first nine months of 2013 versus 28.7% during the first nine months of 2014. The higher loss ratio reflects increased charge-offs from our higher dollar installment loan product due to the seasoning of our installment loan portfolio, together with our continued education and development as it relates to underwriting and customer credit quality for installment loan products. Our charge-offs as a percentage of revenue were 51.5% during nine months ended September 30, 2014 compared to 48.1% during the same period in 2013. Our collections as a percentage of charge-offs were 41.5% during first nine months of 2014 compared to 45.4% during first nine months of 2013. In addition, we received cash of approximately $560,000 from the sale of certain payday loans receivable during nine months ended September 30, 2014 that had previously been written off compared to $483,000 during the same period in 2013.

Gross Profit. The following table summarizes our gross profit and gross margin of each operating segment for the nine months ended September 30, 2013 and 2014.

	Gross Profit		Gross Margin %
Operating Segment	2013	2014	2013	2014
	(in thousands)

Branch Lending	$31,016	$28,397	30.6%	30.2%
Centralized Lending	583	2,036	8.2%	14.2%
E-Lending	931	502	17.7%	1.0%

Total	$32,530	$30,935	28.6%	27.2%

Gross profit was $30.9 million during nine months ended September 30, 2014 versus $32.5 million in the same period of the prior year. Branch gross margin, which is branch gross profit as a percentage of revenues, was 27.2% during nine months ended September 30, 2014 compared to 28.6% during nine months ended September 30, 2013. The decrease period-to-period was primarily attributable to revenue declines in our Branch Lending segment and the increase in our provision for losses as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $22.4 million for the nine months ended September 30, 2013 to $20.5 million for the nine months ended September 30, 2014. The decline reflects: i) $525,000 in severance and related costs in connection with a company restructuring during nine months ended September 30, 2013, ii) reduced public affairs expenditures during 2014, and iii) lower overall compensation during 2014 resulting from the first quarter 2013 restructuring.

Interest Expense. Interest expense increased by approximately $136,000 from $970,000 during nine months ended September 30, 2013 to $1.1 million during nine months ended September 30, 2014. The increase was primarily due to higher amortization of debt issue costs in 2014 resulting from amendments to the credit agreement.

Other, net. Other expense increased from $597,000 during nine months ended September 30, 2013 to $1.7 million during nine months ended September 30, 2014. The results for 2014 include a write-off of capitalized software costs totaling $1.0 million and a charge of $291,000 to reduce the carrying amount of two properties held for sale to estimated fair value.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2014 was 39.7% compared to 41.2% in the same period of the prior year.

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

In December 2013, we decided to close or sell 35 underperforming branches during first half of 2014. During the nine months ended September 30, 2014, we closed 20 of these branches. We decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. The remaining branch closed during October 2014. In addition, we closed two branches during August 2014 that were not consolidated into nearby branches. We recorded approximately $273,000 in pre-tax charges during nine months ended September 30, 2014, associated with the closings. The charges included $159,000 for lease terminations and other related occupancy costs, $109,000 in severance and benefit costs for the workforce reduction and $5,000 for other costs. The branches closed or scheduled to be closed are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2013 and 2014 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Total revenues	$5,792	$199	$16,425	$1,945

Provision for losses (a)	3,410	198	5,136	74
Operating expenses	4,252	158	13,572	1,719

Gross profit (loss)	(1,870)	(157)	(2,283)	152
Other, net	(1,009)	(6)	(2,434)	77

Gain (loss) before income taxes	(2,879)	(163)	(4,717)	229
Income tax benefit (expense)	1,092	64	1,788	(86)

Gain (loss) from discontinued operations	$(1,787)	$(99)	$(2,929)	$143

(a)	The provision for losses for the three and nine months ended September 30, 2013 includes $3.0 million and $5.0 million, respectively from the discontinued automotive business.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $20 million revolving line of credit.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our credit agreements. While our bank lending group has waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we have received in the past has resulted in less availability of funds under our credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). If financial results continue to decline, a reduction in the availability of funds under our Current Credit Agreement could require us to take measures to conserve cash until the markets stabilize. Such measures could include deferring capital expenditures (including acquisitions), restricting growth of the long-term installment loan product, reducing operating expenses, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

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

For the nine months ending September 30, 2014, our Missouri branches accounted for approximately 22% and 31% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our Current Credit Agreement and our outstanding subordinated notes.

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on our capital stock. As of September 30, 2014, the balance of the subordinated notes was approximately $3.4 million.

Cash Flow

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2014
Cash flows provided by (used for):
Operating activities	$5,429	$12,991
Investing activities	(1,914)	(1,834)
Financing activities	(3,445)	(12,030)
Effect of exchange rate on cash and cash equivalents	(59)	(95)

Net increase (decrease) in cash and cash equivalents	11	(968)

Cash and cash equivalents, beginning of year	14,124	12,685

Cash and cash equivalents, end of period	$14,135	$11,717

Net cash provided by operating activities for the nine months ended September 30, 2014 was $13.0 million compared to $5.4 million during nine months ended September 30, 2013. The increase is attributable to an increase in net income and changes in working capital items period-to-period.

Investing activities for each period were as follows:

•	Net cash used by investing activities for the nine months ended September 30, 2014 was $1.8 million which included $1.9 million for capital expenditures, partially offset by a $126,000 decrease in restricted cash balance. The capital expenditures included $1.8 million for technology and other furnishings at the corporate office.

•	Net cash used by investing activities for the nine months ended September 30, 2013 was $1.9 million which included $2.0 million for capital expenditures. The capital expenditures included $577,000 for renovations and technology upgrades to existing branches, $401,000 for technology and other furnishings at the corporate office and $114,000 to open five de novo branches.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the nine months ended September 30, 2014 was $12.0 million, which primarily consisted of $18.3 million in repayments of indebtedness under the revolving credit facility, $4.5 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $11.3 million under the revolving credit facility.

•	Net cash used for financing activities for the nine months ended September 30, 2013 was $3.5 million, which primarily consisted of $14.0 million in repayments of indebtedness under the revolving credit facility, $2.7 million in dividend payments to stockholders and $504,000 for the repurchase of 158,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $13.8 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the nine months ended September 30, 2014, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program, which expires June 30, 2015. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

In third quarter 2014, we committed to a plan to sell our company-owned properties. These properties include (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and parking spaces on approximately 1.6 acres of land. The properties are currently listed for sale with a commercial broker. We anticipate that the properties will be sold within the next 12 months and we plan on using the proceeds from the sale to pay down debt.

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

On September 30, 2011, we acquired Direct Credit. Direct Credit has continued its pre-acquisition ability to generate sufficient cash flows to fund its business and any related growth. Pursuant to our credit agreement, we may provide working capital financing to support Direct Credit’s business needs. As we intend to indefinitely reinvest the earnings of our foreign affiliates, those earnings will not be available for repatriation.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The signature loans carry a maximum advance amount of approximately $3,000 and a term of 6 to 36 months. Auto equity loans, which are higher-dollar, multi-pay first lien title loans, carry a maximum advance amount of $15,000 and a term of 12 months to 48 months. The growth and acceptance of these products by our customers has been very strong. As of September 30, 2014, we offered these installment loan products to customers in approximately 200 branches. We expect to continue the growth of our longer-term, centrally underwritten installment loan product by introducing it to additional branches within our branch network and transitioning qualifying customers from shorter-term loan products. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products.

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 22% and 15% of total revenues for the nine months ended September 30, 2014. Our short-term lending branches located in the states of Missouri and California represented approximately 31% and 14%, respectively, of total gross profit for the nine months ended September 30, 2014. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in either of these states, our financial position, results of operations and cash flows could be adversely affected.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we act as a credit services organization on behalf of consumers in accordance with Texas laws. We charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. We also service the loan for the lender. We are not involved in the loan approval process or in determining the loan approval procedures or criteria, and we do not acquire or own any participation interest in the loans. Consequently, loans made by the lender will not be included in our loans receivable balance and will not be reflected in the Consolidated Balance Sheets. Under the agreement with the current lender, however, we absorb all risk of loss through our guarantee of the consumer’s loan from the lender. As of December 31, 2013 and September 30, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.4 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, we record a payable at fair value to reflect the anticipated losses related to uncollected loans. In 2013, the products offered to consumers in Texas (through the CSO model discussed above) were expanded to include an installment loan product and a new online loan product. Consistent with our historical experience, losses associated with new product offerings are significantly higher during initial launch of the product compared to long-term expectations. As a result of this experience and our guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Allowance for loan losses

Balance, beginning of period	$160	$284	$100	$985
Charge-offs	(988)	(752)	(2,505)	(2,061)
Recoveries	164	145	542	440
Provision for losses	884	653	2,083	966

Balance, end of period	$220	$330	$220	$330

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material developments in the third quarter 2014 in any cases material to the Company as reported in our 2013 Annual Report on Form 10-K except as noted below.

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

We have since settled the two individual arbitration proceedings (including any right to seek class arbitration) with the two plaintiffs for an immaterial amount and all proceedings have now been dismissed.

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

California. On August 13, 2012, we were sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that we used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the proposed class.

On September 5, 2014, the district court granted Plaintiff’s Motion for Class Certification. The certified class consists of persons and/or entities who were never customers of the Company, but whose 10-digit California area code cell phone numbers were listed by our customers in the “Employment” and/or “Contacts” fields of their loan applications, and who we allegedly called using an Automatic Telephone Dialing System for the purpose of collecting or attempting to collect an alleged debt from the account holder, between August 13, 2008 and August 13, 2012.

The case is now in the discovery phase with a trial tentatively scheduled for early 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of September 30, 2014, we have repurchased a total of 5.8 million shares at a total cost of approximately $56.1 million, which leaves approximately $3.9 million that may yet be purchased under the current program. In February 2014, we repurchased 70,000 shares at a total cost of $174,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares. We did not repurchase any shares of our common stock during third quarter 2014.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2014.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)