Form 10-K
period 2014-12-31
QC Holdings, Inc.
filed 2015-03-12
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price on June 30, 2014 was $12.8 million.

Shares outstanding of the registrant’s common stock as of February 28, 2015: 17,388,681

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

QC HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2014

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

Overview

QC Holdings, Inc. and its subsidiaries provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. References below to “we”, “us” and “our” may refer to QC Holdings, Inc. exclusively or to one or more of our subsidiaries. Originally formed in 1984, we were incorporated in the state of Kansas in 1998 and have provided various retail consumer products and services during our 30-year history.

We operate primarily through our wholly-owned subsidiaries, QC Financial Services, Inc., QC Loan Services, Inc., QC E-Services, Inc., QC Canada Holdings Inc. and QC Capital, Inc. QC Financial Services, Inc. is the 100% owner of QC Financial Services of California, Inc., Financial Services of North Carolina, Inc., QC Financial Services of Texas, Inc., Express Check Advance of South Carolina, LLC, QC Advance, Inc., Cash Title Loans, Inc. and QC Properties, LLC. QC Canada Holdings Inc. is the 100% owner of Direct Credit Holdings Inc. and its wholly owned subsidiaries (collectively, Direct Credit). All of our loans and other services are subject to state regulation, which vary from state to state, as well as to the Consumer Financial Protection Bureau (CFPB) and other federal and local regulation, where applicable.

We organize and report on our business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes our retail branches that offer payday loans, installment loans, credit services, open-end credit, check cashing services, title loans, debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. We evaluate the performance of our reportable segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following table sets forth the revenue and percentage of total revenue for each reportable segment.

	Year Ended December 31,			Year Ended December 31,
	2012	2013	2014	2012	2013	2014
	(in thousands)			(percentage of revenues)
Revenues:

Branch Lending	$140,873	$137,352	$126,525	92.7%	88.0%	82.7%
Centralized Lending	3,075	11,552	19,418	2.0%	7.4%	12.7%
E-Lending	8,068	7,228	7,122	5.3%	4.6%	4.6%

Total	$152,016	$156,132	$153,065	100.0%	100.0%	100.0%

The following table summarizes our gross profit, gross margin (gross profit as a percentage of revenues) and loss ratio (losses as a percentage of revenues) of each reportable segment for the years ended December 31, 2013 and 2014.

		Gross Profit		Gross Margin %		Loss Ratio
Reportable Segment	Branches	2013	2014	2013	2014	2013	2014
		(in thousands)

Branch Lending	409	$41,159	$36,464	30.0%	28.8%	25.2%	22.6%
Centralized Lending		1,534	3,117	13.3%	16.0%	75.8%	73.6%
E-Lending		571	931	7.9%	13.1%	45.3%	28.7%

Total		$43,264	$40,512	27.7%	26.5%	29.9%	29.3%

In December 2013, we sold our automotive business to an unaffiliated buyer for approximately $6.0 million. The purchase agreement provided for the sale of certain assets of the automotive business, primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. The Buyer also hired a significant number of our automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by us. We also entered into a lease agreement with Buyer for the one location that we own. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit. The automotive business was previously accounted for as a reportable segment.

Branch Lending

Revenues from our Branch Lending segment are primarily derived by providing short-term consumer loans, known as payday loans. We also earn fees for various other financial services, such as installment loans, credit services, open-end credit, check cashing services, title loans, prepaid debit cards, money transfers and money orders. We operated 409 short-term lending branches in 23 states as of December 31, 2014. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. For our locations in Texas, we began operating as a Credit Service Organization (CSO) in September 2005 on behalf of consumers in accordance with Texas laws. As a CSO, we charge a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender.

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

In response to changes in the overall market and unfavorable legislation in several states, we have closed a significant number of branches over the last five years. During this period, we opened 17 de novo branches and closed 164 branches. The following table sets forth our de novo branch openings and branch closings since January 1, 2010.

	2010	2011	2012	2013	2014
Beginning branch locations	556	523	482	466	432
De novo branches opened during year	1	2	8	6
Branches closed/sold during year	(34)	(43)	(24)	(40)	(23)

Ending branch locations	523	482	466	432	409

We evaluate opportunities for product and geographic diversification and for new branch development to complement existing branches within a given state or market. Additionally, we utilize a disciplined acquisition strategy when evaluating possible businesses. During 2015, we do not expect to open any de novo branches.

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

During 2010, we closed 34 branches in various states and decided that we would close 21 branches primarily in Arizona, Washington and South Carolina during first half 2011 due to unfavorable changes to the payday loan laws in each of those states during 2010. As a result, we recorded approximately $1.8 million in pre-tax charges during 2010 associated with branch closures. The charges included $916,000 representing the loss on the disposition of fixed assets, $671,000 for lease terminations and other related occupancy costs, $155,000 in severance and benefit costs and $33,000 for other costs.

During 2011, we closed 18 of the 21 branches discussed above and decided that the remaining three branches would remain open. In addition, we closed 24 branches in various states (which included four branches that were consolidated into nearby branches) and sold one branch. We recorded approximately $553,000 in pre-tax charges during 2011 associated with branch closures. The charges included a $283,000 loss for the disposition of fixed assets, $252,000 for lease terminations and other related occupancy costs and $18,000 for other costs.

During 2012, we closed 24 branches in various states (which included four branches that were consolidated into nearby branches). In addition, we decided to close 38 underperforming branches during first half of 2013, the majority of which were located in South Carolina, Washington and Colorado. We recorded approximately $699,000 in pre-tax charges during 2012 associated with branch closures. The charges included a $398,000 loss for the disposition of fixed assets, $263,000 for lease terminations and other related occupancy costs and $38,000 for other costs.

During 2013, we closed the 38 branches discussed above and we also closed two of our lower performing branches by consolidating each of those branches into a nearby branch. In addition, we approved the closure or sale of 35 underperforming branches during first half of 2014, the majority of which are located in Arizona, Colorado, South Carolina, Virginia and Washington, where we have been subject to unfavorable changes to payday loan laws in recent years. We recorded approximately $364,000 in pre-tax charges during 2013 associated with branch closures. The charges included a $247,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs, $32,000 in severance and benefit costs and $11,000 for other costs. The charges recorded in 2013 do not include lease termination and severance costs associated with the 35 branches that were scheduled to close during first half of 2014 as notification to the landlords and employees occurred in first quarter 2014.

During 2014, we closed 21 of the 35 branches discussed above and decided not to sell any branches, thereby keeping 14 of the branches open and fully operational. In addition, we closed two branches that were not consolidated into nearby branches. We recorded approximately $280,000 in pre-tax charges during 2014 associated with branch closures. The charges included $166,000 for lease terminations and other related occupancy costs, $109,000 in severance and benefit costs and $5,000 for the loss on the disposition of fixed assets.

We will continue to evaluate our branch network to determine the ongoing viability of each branch, particularly in states where legislative and regulatory changes have occurred. To the extent that we close branches during 2015, we would incur certain closing costs, which would include non-cash charges for the write-off of fixed assets and cash charges for the settlement of lease obligations.

Centralized Lending

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans (ranging from $500 to $15,000 over terms up to 48 months) that are centrally underwritten and distributed through our existing branch network. We adhere to more stringent underwriting criteria for installment loans than for short-term consumer loans, running credit reports for all centrally approved installment loan customers. The process for obtaining an installment loan is similar to that of obtaining a payday loan. Our customers submit applications in person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information are forwarded to our central underwriting department for approval. As of December 31, 2014, we offered signature loans and/or auto equity loans to customers in Arizona, California, Idaho, Missouri, New Mexico and Utah.

In Kansas, we currently offer an open-end credit product which is very similar to a line of credit in that the customer can borrow up to their approved maximum level at any time as long as the customer does not exceed the maximum set forth in their open-end credit agreement. Our customers submit applications in person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information are forwarded to our central underwriting department for approval. Furthermore, we are responsible for providing the borrower with a monthly statement and we require the borrower to make a monthly payment based on the outstanding balance. We earn interest on the outstanding balance.

E-Lending

The E-Lending segment includes our Internet lending operations in the United States and Canada. On September 30, 2011, through a wholly-owned subsidiary, QC Canada Holdings Inc., we acquired 100% of the outstanding stock of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. Direct Credit was founded in 1999 and has developed and grown a proprietary Internet-based lending platform in Canada. The acquisition of Direct Credit is part of the implementation of our strategy to diversify by increasing product offerings and distribution, as well as expanding our presence into international markets. As of December 31, 2014, we also offer short-term loans via the Internet to customers in Missouri and Texas. The short-term loan products offered online in Canada and the United States are similar to the payday loan products described more fully in the Branch Lending discussion above.

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

Payday Loan Industry

The payday loan industry began its rapid growth in 1996, when there were an estimated 2,000 payday loan branches in the United States. According to Community Financial Services Association (CFSA), industry analysts estimate that the industry has approximately 17,800 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. During 2014, the branches in the United States extended approximately $28 billion in short-term credit to millions of middle-class households that experienced cash-flow shortfalls between paydays. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. Industry analysts estimated that Internet-based payday loan providers extended approximately $17 billion to their customers during 2014. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically. Industry analysts have suggested that the volume of short-term loans transacted over the Internet will exceed the volume through bricks-and-mortar locations within the next three to five years. To the extent, however, there are significant changes to the rules, regulations and key fund transmission requirements related to online lending, this growth could be negatively affected.

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

Installment Loan Industry

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

Consumer finance companies that provide installment loans generally make loans to individuals of up to $10,000 with maturities of one to five years. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to meet their financial needs. As a result of their higher credit standards and specific collateral requirements, commercial banks and savings and loans institutions typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies. Consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs, as well as for the increased loan administration and collection costs.

Our Services

Our primary business is offering payday loans through our network of branches in the United States and over the Internet in the United States and in Canada through our subsidiary Direct Credit. In addition, we offer other financial services, such as installment loans, credit services, open-end credit, check cashing services, title loans, debit cards, money transfers, money orders and business invoice factoring.

The following table sets forth the percentage of total revenue for the services we provide.

	Year Ended December 31,			Year Ended December 31,
	2012	2013	2014	2012	2013	2014
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$116,809	$110,239	$99,379	76.8%	70.6%	64.9%
Installment loan fees	19,678	31,655	38,488	12.9%	20.3%	25.1%
Credit service fees	6,731	6,192	5,097	4.4%	4.0%	3.3%
Open-end credit fees	675	2,092	4,733	0.4%	1.3%	3.1%
Check cashing fees	3,063	2,750	2,560	2.0%	1.8%	1.7%
Title loan fees	2,677	789	310	1.8%	0.5%	0.2%
Other fees	2,383	2,415	2,498	1.7%	1.5%	1.7%

Total	$152,016	$156,132	$153,065	100.0%	100.0%	100.0%

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

We offer renewals only in states that allow them, and, subject to more restrictive requirements under state law, we comply with the recommended best practices set forth by the CFSA and offer no more than four consecutive renewals per customer after the initial loan. We also require that the customer sign a new promissory note and provide new collateral for each payday loan renewal. If a customer is unable to meet his or her current repayment for a payday loan, the customer may qualify for an extended payment plan (EPP). In most states, the terms of our EPP conform to the CFSA best practices and guidelines. Certain states have specified their own terms and eligibility requirements for an EPP. Generally, a customer may enter into an EPP once every 12 months, and the EPP will call for scheduled payments (without any additional interest or fees) that coincide with the customer’s next four paydays. In some states, a customer may enter into an EPP more frequently. We will not engage in collection efforts while a customer is enrolled in an EPP. If a customer misses a scheduled payment under the EPP, our personnel may resume normal collection procedures. We do not offer an EPP for our installment loans or to open-end credit customers, nor does the third party lender in Texas offer an EPP to its customers.

To obtain a payday loan from us via the Internet, our customers fill out and digitally sign an online application and submit various types of information required for underwriting the loan. The online credit application gives the customer a pre-approval decision and conditional credit limit. Upon final approval, loan initiation can be completed in as little as 15 minutes. With respect to the underwriting process, we maintain a set of criteria that all applicants must meet and we use internal screening tools during the account origination process to evaluate an applicant’s credit worthiness.

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

During 2014, approximately 91.5% of our U.S. payday loan volume was repaid by the customer returning to the branch and settling their obligation by either payment in cash of the full amount owed or by renewal of the payday loan through payment of the original loan fee and signing a new promissory note accompanied by a new check, ACH or debit card. With respect to the remaining 8.5% of U.S. payday loan volume, we presented the customer’s check, ACH or debit card to the bank for payment of the payday loan. Approximately 21.5% of items presented to the bank were collected and approximately 78.5% were returned to us due to insufficient funds in the customer’s account, which equates to gross losses of approximately 6.7% of total loan volume. If a customer’s collateral is returned to us for insufficient funds or any other reason, we initiate collection efforts. During 2014, our efforts resulted in approximately 58.4% collection of the returned items, which includes cash received totaling $772,000 for the sale of older debt. As a result, our overall provision for payday loan losses during 2014 was approximately 2.8% of total payday loan volume (including Internet lending). On average, our overall provision for payday loan losses has historically ranged from 2% to 5% of total payday loan volume based on market factors, average age of our branch base, rate of unit branch growth and effectiveness of our collection efforts.

In 2014, our customers averaged approximately six two-week payday loans (out of a possible 26 two-week loans). The average term of a loan to our customers was 18 days for each of the years ended December 31, 2012, 2013 and 2014.

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

Installment Loans

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet customer demand for loan options with longer terms. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. The installment loans are payable in monthly installments (principal plus accrued interest) with terms ranging from four to 48 months, and all loans are pre-payable at any time without penalty. The fee for an installment loan varies based on the amount borrowed, term, underlying collateral, if any, and various underwriting criteria. As of December 31, 2014, we offered our installment loan products to customers in 275 of our branches in 11 of the 23 states in which we operate.

The following table summarizes our revenue from each type of installment loan product originated during 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Branch-Based	$16,620	$20,629	$20,994
Signature	2,865	10,092	16,219
Auto Equity	193	934	1,275

Total	$19,678	$31,655	$38,488

We offer branch-based installment loans to customers in eight states across our branch network. Branch-based installment loans are very similar to payday loans in principal amount, fees and interest, but allow the customer to repay the loan in bi-weekly installments. The loans are not centrally underwritten and have much smaller balances and higher interest rates than our signature and auto equity installment loans. In 2014, branch-based installment loans were offered in 194 locations and accounted for 13.7% of total revenues.

Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2014, the average principal amount of a signature loan was $1,845 and the average term was 20 months. In 2014, our signature loans accounted for 10.6% of revenue and were offered in over 200 locations in Arizona, California, Idaho, Missouri, New Mexico and Utah.

Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2014, the average principal amount of an auto equity loan was $3,421 and the average term was 32 months. As of December 31, 2014, we offered auto equity loans to customers at 134 branches in Arizona, California, Idaho, New Mexico and Utah.

The process for obtaining a signature or auto equity installment loan is similar to that of obtaining a payday loan. Our customers submit applications in-person at one of our branches along with photo identification, bank account information, personal references, and proof of income. The application and customer information is forwarded to our central underwriting department for review. We adhere to more stringent underwriting criteria for our longer-term, higher-dollar installment loans than for our payday or branch-based installment loans.

Other Financial Services

We also offer other consumer and business financial services, such as credit services, open-end credit, check cashing services, title loans, money transfers, money orders and business invoice factoring. Together, these other financial services constituted 10.3%, 9.1% and 10.0% of our revenues for the years ended December 31, 2012, 2013 and 2014, respectively.

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

In Virginia and Kansas, we currently offer an open-end credit product through a limited number of branches. The open-end credit product is very similar to a line-of-credit in that the customer can borrow up to their approved maximum level at any time as long as the customer does not exceed the maximum set forth in their open-end credit agreement. Furthermore, we are responsible for providing the borrower with a monthly statement and we require the borrower to make a monthly payment based on the outstanding balance. We earn interest on the outstanding balance. In addition, the open-end credit product in Virginia includes a monthly membership fee and the customer is granted a grace period of 25 days to repay the loan without incurring any interest.

We offered check cashing services in 346 of our 409 branches as of December 31, 2014. We primarily cash payroll, government assistance, tax refund, insurance and personal checks. Before cashing a check, we verify the customer’s identification and the validity of the check. Our fees for this service averaged 2.7%, 2.7% and 2.6% of the face amount of the check in 2012, 2013 and 2014, respectively. If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then contact the customer to initiate the collection process. Check cashing revenues are typically higher in the first quarter due primarily to customers’ receipt of income tax refund checks.

We also offer title loans, which are short-term consumer loans. Typically, we advance or will loan up to 25% of the estimated value of the underlying vehicle for a term of 30 days, secured by the customer’s vehicle. Generally, if a customer has not repaid a loan after 30 days, we charge the receivable to expense and we initiate collection efforts. Occasionally, we hire an agent to initiate repossession. We offered title loans in 86 branches as of December 31, 2014.

We are also an agent for the transmission and receipt of wire transfers for MoneyGram. Through this network, our customers can transfer funds electronically to more than 337,000 locations in more than 200 countries and territories throughout the world. Additionally, our branches offer MoneyGram money orders.

In December 2011, we began offering invoice factoring to small and medium sized business clients. As a factoring company, we provide our business clients with working capital by purchasing their accounts receivable invoices at a discount. The factoring process begins when our business clients submit an accounts receivable invoice to us. We verify the creditworthiness of our client’s customer and we confirm the invoice. We then purchase the invoice and advance a percentage of the face value of the invoice (usually 80% to 90%) to the client. The remaining amount is held as a reserve. We become the legal owner of the invoice and we collect on it. Once the invoice is paid in full, we keep our fee, fund a small amount to escrow to cover charges and underpayments and release the remaining amount to the client. As of December 31, 2013 and 2014, the balance of our factoring receivables was $1.3 million and $2.9 million, respectively. Revenues from our factoring business were approximately $305,000 and $855,000 in 2013 and 2014, respectively.

Business Strategy

We historically have expanded our business by opening de novo branches and through acquisitions. De novo growth allows us to leverage our regional, area and branch managers’ knowledge of their local markets to identify strong prospective branch locations and to train managers and employees at the outset on our strategy and procedures. From 1999 through 2014, we acquired 241 short-term lending branches. We review and evaluate acquisitions as they are presented to us. Potential sellers have offered to sell to us from as few as one branch to groups of 100 branches or more.

In recent years, we have reversed the growth of our branch network and closed stores that were unprofitable. We have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In 2015, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network, where possible, and by actively marketing them to existing and potential customers. In addition, we continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans in Canada.

In December 2013, we began piloting short-term loans via the Internet to customers in Missouri and Texas. During 2015, we expect to continue to develop an online capability that will complement our branch network by providing our customers an alternative method for accessing our products.

Locations

The following table shows the number of short-term lending branches by state that were open as of December 31 from 2010 to 2014:

	2010	2011	2012	2013	2014
Alabama	12	12	13	13	13
Arizona	25	12	11	9	6
California	76	75	74	74	73
Colorado	11	11	10	6	6
Idaho	16	16	16	20	20
Illinois	24	22	21	19	19
Indiana	1	1
Kansas	21	21	22	22	22
Kentucky	11	11	11	11	11
Louisiana	4	4	5	6	6
Mississippi	7	7	7	7	7
Missouri	103	101	101	100	99
Montana	1
Nebraska	8	8	8	7	7
Nevada	7	7	7	7	7
New Mexico	18	18	18	18	18
Ohio	17	17	16	16	14
Oklahoma	19	19	18	14	13
South Carolina	56	46	33	19	13
Tennessee			1	1	1
Texas	16	16	16	16	15
Utah	19	18	18	18	17
Virginia	18	17	17	16	9
Washington	26	16	16	6	6
Wisconsin	7	7	7	7	7

Total	523	482	466	432	409

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

Our short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 22%, 15%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2014. Our short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 31%, 14%, 7% and 6%, respectively, of total gross profit for the year ended December 31, 2014. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. In recent years, we have experienced several negative effects resulting from law changes that impact the relative significance of a given state from year to year. For example, historically when customer usage restrictions have been introduced with new legislation, such as in Washington, South Carolina and Kentucky, we have experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

There have been efforts in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and November 2014 elections. The initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections. The loss of Missouri revenues and gross profit as a result of passage of a voter initiative precluding payday lending would have a material adverse effect on our results of operations and financial condition.

Advertising and Marketing

Our advertising and marketing efforts are designed to build customer loyalty and introduce new customers to our services. Our corporate marketing function is focused on strategically positioning us as a leader in the consumer lending marketplace as well as creating awareness of our Internet lending operations. Our marketing department oversees digital advertising, email and direct mail offerings to former, current and prospective customers, as well as engages in building and supervising branch-level marketing programs. Branch-level efforts include flyers, coupons, special offers, local direct mail, radio, television or outdoor advertising.

In Canada, our advertising and marketing strategy is designed to produce substantial lead generation through both direct and indirect channels. Direct channels include our websites and through our proprietary database. Our advertising efforts through indirect channels include placing ads on search engines (such as Google and Bing), digital display campaigns and search engine optimization.

Technology

We maintain an integrated system of applications and platforms for transaction processing. The systems provide customer service, internal control mechanisms, compliance monitoring, record keeping and reporting. We have one primary point-of-sale system utilized by the majority of our branches in the United States as of December 31, 2014. We work closely with our point-of-sale software vendor to enhance and continually update the application. In our Virginia and Kansas branches, we utilize a second point-of-sale system that can accommodate the open-end credit product.

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

We store and process large amounts of personally identifiable information, including customer financial information. We utilize a range of technology solutions and internal controls and procedures, including data encryption, two-factor authentication, secure tunneling and intrusion prevention systems, to protect and restrict access to and use of personal consumer data.

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

Installment Loan Industry

We offer installment loans through certain retail branches in the United States and through our centralized underwriting unit. We believe that competition between installment consumer loan companies occurs primarily on the basis of breadth of loan product offerings, competitive pricing, flexibility of loan terms offered and the quality of customer service provided.

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

Regulation of Short-term Lending

Our United States payday and other consumer lending activities are subject to regulation and supervision primarily at the state level. In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are licensed as a payday, title or installment lender or open-end credit provider where required and are subject to various state regulations regarding the terms of our consumer loans and our policies, procedures and operations relating to those loans or products. In some states, payday lending is referred to as deferred presentment, deferred deposit or consumer installment loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew a loan. We must also comply with the disclosure requirements of the Federal Truth-In-Lending Act and Regulation Z promulgated by the Board of Governors of the Federal Reserve System pursuant to that Act, as well as the disclosure requirements of state statutes (which are usually similar or more extensive then federal disclosure requirements). These state statutes also often specify minimum and maximum maturity dates for loans and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due loans may also be subject to consumer protection laws and regulations relating to debt collection practices adopted by the various states, and some states restrict the content of advertising regarding our payday loan activities. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and with respect to our credit services agreement with a third-party lender, the Fair Debt Collection Practices Act.

During the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures that would prohibit or severely restrict consumer loans. In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, this legislation established the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. The CFPB now has the power to create rules and regulations that specifically apply to short-term lending. Although it is expected the CFPB will announce proposed rules in 2015, as of March 12, 2015, it had not announced any rules. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including us. The CFPB is changing payday and other consumer lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

In the past five years, new payday loan laws or substantial amendments to existing payday loan laws have been passed in a number of states that have effectively banned payday lending in that state, have substantially restricted lending in that state or otherwise restricted customer access to payday loans in that state. In October 2007, a new federal law prohibited short-term loans of any type to members of the military and their family with charges in excess of 36% per annum. This federal legislation effectively bans payday lending to the military. The Department of Defense is expected to expand this legislation in 2015 to prohibit all payday, installment, title and open-end lending to the military at rates above 36% per annum.

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

Regulation of Check Cashing

We are subject to regulation in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. Some states require fee schedules to be filed with the state, while others require a conspicuous posting of the fees charged for cashing checks at each branch. In other states, check cashing companies are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We are licensed in each state or jurisdiction in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each state or other jurisdiction in which such a filing is required. To the extent those states have adopted ceilings on check cashing fees, the fees we currently charge are at or below the maximum ceiling.

Regulation of Money Transmission and Sale of Money Orders

We are subject to regulation in several jurisdictions in which we operate that (1) require the registration or licensing of money transmission companies or companies that sell money orders and (2) regulate the fees that such companies may impose. In some states, companies engaged in the money transmission business are required to meet minimum bonding or capital requirements, are prohibited from commingling the proceeds from the sale of money orders with other funds and are subject to various record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a money transmitter. We act as agent for MoneyGram in the sale of money orders. Certain states, including California where we operate 73 branches, have enacted so-called “prompt remittance” statutes, which specify the maximum time for payment of proceeds from the sale of money orders to the recipient of the money orders. These statutes limit the number of days, known as the “float,” that we have use of the money from the sale of a money order. Recently, the CFPB has enacted rules regarding the international transmission of funds which, in turn, affected our disclosure and documentation requirements.

Foreign Regulation

In Canada, we currently offer online payday loans to customers in the provinces of Alberta, British Columbia, Manitoba, Newfoundland and Labrador, New Brunswick, Nova Scotia, Nunavut, Ontario, Prince Edward Island, and Saskatchewan. The Canadian federal legislation falls under Section 347 of the Canadian Criminal Code and defines the criminal rate of interest as an effective annual rate of 60%. On May 3, 2007, the Canadian Federal Government enacted Bill C-26, providing an exemption to Section 347 for loans with a term of 62 days or less and for an amount of $1,500 or less. The exemption is applied on a Province-by-Province basis and is available where a Province has enacted legislation that restricts the amount that can be charged for a payday loan.

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

Employees

On December 31, 2014, we had 1,244 U.S. employees, consisting of 1,055 branch personnel, 75 field managers and 114 corporate office employees. In addition, Direct Credit had 26 employees as of December 31, 2014.

We believe our relationship with our employees is good, and we have not suffered any labor disputes. We do not have any employees that operate under a collective bargaining agreement.

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

Changes in federal laws and regulations governing lending practices, and interpretations of these federal laws and regulations, have negatively affected our business and are likely to do so in the future.

Historically, states provide the primary regulatory framework under which we offer payday loans. Certain federal laws (in addition to the Dodd-Frank Act discussed immediately below) have always applied to our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and where applicable, the Fair Debt Collection Practices Act. These regulations also apply to any lender with which we do business in Texas through our credit services organization business. A failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

In recent years, consumer loans, in particular payday loans, have come under increased federal regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering these loans less profitable or unattractive. For example, federal legislation limits the interest rate and fees that may be charged on any short-term loans, including payday loans, to any person in the military to 36% per annum, and effectively bans payday lending to members of the military or their families.

Certain federal legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer. The U.S. Congress, as well as other federal governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, allow for only minimal origination fees for loans, require changes to our underwriting or collections practices, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their immediate dependents. To the extent one, or some combination, of these types of restrictions and limitations were required due to new legislation or regulation, it could have a material adverse effect on our business, results of operations and financial condition.

The level and intensity of federal regulation of the payday loan industry is increasing significantly. The CFPB is authorized to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, created the Consumer Financial Protection Bureau, or CFPB. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of payday lenders. Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB has made numerous public statements that certain short-term consumer loans are a regulatory priority, and the CFPB has already conducted public hearings and numerous examinations of payday and other short-term consumer lenders to obtain information regarding the short-term consumer loan industry.

The CFPB announced that it is in the late stages of considering the formulation of rules regarding short-term consumer loans, including some or all of the short-term loan products we offer. We do not know the nature and extent of the rules that the CFPB will adopt, but those rules are expected to be proposed during 2015 and could become effective for calendar year 2016. If the CFPB adopts any rules or regulations that significantly restrict the conduct of our business, such rules or regulations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant additional compliance costs.

The CFPB can effect changes to consumer lending practices informally through the examination process, which can have an adverse effect on our operations. The CFPB has also brought highly-publicized enforcement actions against companies that violate federal consumer financial laws.

In addition to Dodd-Frank’s grant of regulatory and supervisory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws to $25,000 per day for reckless violations and $1.0 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or a state attorney general believes we have violated the foregoing laws or regulations, they could exercise their enforcement powers in ways that would have a material adverse effect on us. There have been two highly-publicized settled enforcement actions against short-term consumer lending companies that have resulted in millions of dollars of fines and penalties.

The CFPB can effect changes to short-term consumer lending practices through the examination process, and has already done so with us as a result of the CFPB’s 2012 and 2014 examinations of our short-term consumer lending compliance programs. We are expending substantial amounts of management time and cash resources to comply with the requirements of the CFPB that came out of those initial examinations, primarily with respect to monitoring compliance with federal consumer lending laws. We anticipate that we will continue to expend substantial amounts of time and money to monitor compliance with federal consumer lending laws. There is also the risk that the CFPB could make substantive changes to short-term consumer lending businesses through the examination process under its broad mandate to regulate consumer financial lending.

We believe that other short-term consumer lenders are experiencing similar compliance costs and changes to lending practices as a result of CFPB examinations, and the industry faces the risk of informal regulation through the examination process, in addition to regulation through formal CFPB rulemaking.

The payday loan industry is highly regulated under state laws. Changes in state laws governing lending practices could negatively affect our business revenues and earnings.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2014, 33 states and the District of Columbia had legislation permitting or not prohibiting payday loans. The remaining 17 states did not have laws specifically authorizing the payday loan business or have laws that effectively preclude us from offering the payday loan product by capping the interest fee we can earn at an annual percentage rate of 36% or lower, which makes offering the payday product in those states unprofitable. An annual percentage rate of 36% is equivalent to a fee of approximately $1.38 per $100 borrowed. During 2014, we made payday loans directly in 20 of these 33 states. In addition, in Texas we operate as a credit services organization, assisting our customers in Texas in obtaining loans from an unrelated third-party lender.

In the past, legislation has been adopted in some states in which we operate or operated that prohibits or severely restricts payday loans. Additionally, laws or regulations adopted in some states require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. For example, legislation that prohibits or severely restricts (or has the effect of restricting) payday loans has been adopted in Montana (2010 via a ballot initiative) South Carolina (2009), Washington (2009), Kentucky (2009), Ohio (2008), Virginia (2008), New Mexico (2007), Oregon (2006) and Illinois (2005 and 2011). In the past, some states have included sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. The Arizona payday loan statutory authority expired by its terms on June 30, 2010 and the termination of this law had a significant adverse effect on our revenues and profitability for the years ended December 31, 2010 and 2011.

In recent years, in excess of 100 bills have been introduced each year in state legislatures nationwide, including bills in virtually every state in which we are doing business, to revise the current law governing payday loans in that state. In certain instances, the bills, if adopted, would effectively prohibit payday loans in that state. In other instances, the bills, if adopted, would amend the payday loan laws in ways that would adversely affect our revenues and earnings in that state. Any of these bills, or future proposed legislation or regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. Legislative changes (or failures to extend payday lending laws) have had a significant adverse effect on our business, revenues and earnings in New Mexico, Arizona, Washington, South Carolina, Illinois, Virginia and certain other states in recent years.

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

There was an effort in Missouri to place a voter initiative on the statewide ballot in November 2012 that was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in November 2012. A similar initiative was submitted to the Missouri Secretary of State in December 2012 for inclusion on the November 2014 ballot subject to the proponents submitting the required number of valid signatures in support of the initiative, which did not occur. We cannot predict the likelihood of future efforts to place a voter initiative on the Missouri ballot or the likely success of those efforts, but any such efforts would likely cause us to spend substantial resources, including management time, opposing the initiative.

In 2014, our Missouri branches accounted for approximately 22% and 31% of our total revenues and gross profits, respectively. The loss of Missouri revenues and gross profit as a result of passage of a voter initiative precluding payday lending would have a material adverse effect on our results of operations and financial condition.

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

In the past, in certain states, the attorney general has scrutinized the payday loan statutes and the interpretations of those statutes. For instance, in September 2005, the New Mexico Attorney General promulgated regulations (later withdrawn) that would have had the practical effect of limiting the fees and interest on payday loans to 54% per annum, thus effectively prohibiting payday lending in New Mexico. Similarly, in December 2009, the Arizona Attorney General filed a lawsuit against us (since dismissed) in Arizona state court alleging that we violated various state consumer protection statutes.

Future interpretations of state law in other jurisdictions by state attorneys general or promulgation of regulations or new interpretations by attorneys general or similar state regulators could have an adverse impact on our ability to offer payday loans in those states and an adverse impact on our earnings.

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

Regulators and payment processors are taking actions relating to access to banking services and the Automated Clearing House system to disburse and collect loan proceeds and repayments, which could materially adversely affect our business.

Recent actions by the U.S. Department of Justice (the Justice Department), the Federal Deposit Insurance Corporation, (FDIC), and certain state regulators, referred to as “Operation Chokepoint,” appear to be intended to discourage banks and Automated Clearing House (“ACH”) payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both).

We use the ACH to process loan payments in several states. Banks process our ACH transactions, and if these banks cease to provide ACH processing services, we would have to materially alter, or possibly discontinue, some of our products if alternative ACH processors, or other alternatives to ACH processing, are not available. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused various banks and ACH payment processors to cease doing business with certain consumer lenders who are reportedly operating legally, without consideration of the actual risk to the banks or processors, simply to avoid heightened federal and state regulatory scrutiny.

In addition to Operation Chokepoint concerns, NACHA has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules. NACHA’s members adopted these amendments in August 2014, and the amendments will become effective in 2015 and 2016. These amendments will, among other things (1) establish certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries, and, if a company exceeds any of the specified return rate levels, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA, (2) limit certain ACH re-initiation activities, (3) impose fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how an initial NACHA rules violation investigation can be initiated. As a result of these amendments, our access to the ACH system will be restricted (and potentially eliminated) as it relates to utilizing ACH as collateral for a loan, the costs to administer an ACH program will increase and we will need to make changes to our business practices.

Our ability to fully utilize the ACH system will be restricted as a result of Operation Chokepoint or the NACHA rule amendments. With restricted access to the ACH system, we may find it difficult or impossible to continue offering some products, which could have a material adverse effect on our business, prospects, operations, financial condition and cash flows.

Litigation and regulatory actions directed toward our industry or us could adversely affect our operating results.

Our industry has been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings. We presently have pending against us class action lawsuits in California and Canada as described under Item 3, “Legal Proceedings.” We previously have had other class action lawsuits against us, including one in North Carolina that was pending for over 10 years. Even when we prevail or settle on terms we consider favorable, the costs of defending class action suits are substantial. In addition, suits distract management from the operations of our business. The consequences of an adverse ruling or settlement in any of the current cases or future litigation or proceedings could cause us to have to refund fees or interest collected on payday loans, to refund the principal amount of payday loans, to pay treble or other multiple damages, to pay monetary penalties or to modify or terminate our operations in particular states. We may also be subject to adverse publicity arising out of current or future litigation. Defense of these pending lawsuits is time consuming and expensive, and the defense of these or future lawsuits or proceedings, even if we are successful, could require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Our branches operate in 23 states. For the year ended December 31, 2014, branches located in Missouri, California and Kansas represented approximately 42% of our total revenues and 52% of our total gross profit. Revenues from branches located in Missouri and California represented 22% and 15%, respectively, of our total revenues for the year ended December 31, 2014. Gross profit from branches in Missouri and California represented 31% and 14%, respectively, of our total gross profit for the year ended December 31, 2014. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues and gross profit will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states.

The realization of the legislative, regulatory, ballot initiative or litigation risks discussed above in any of these four states would have a significantly bigger impact on us than actions in other states. Any such developments in these states could have a material adverse effect on our results of operation and financial condition.

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

In March 2011, a new payday law became effective in Illinois that imposes customer usage restrictions that negatively affects revenues and profitability. Previously, Illinois had contributed greater than 5% of our total revenues and gross profits in certain years. This type of customer restriction, when passed in other states such as Washington, South Carolina and Kentucky, has resulted in a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activity is offering and servicing short-term consumer loans. We also provide certain related services, such as credit services, open-end credit, check cashing, title loans, debit cards, money transfers, money orders and business invoice factoring, which accounted for approximately 10% of our revenues in 2014. In 2011, we entered the Canadian Internet payday lending market with our acquisition of Direct Credit. That acquisition provides geographic diversification and product distribution diversification; however it does not provide core business diversification. As noted above, with unfavorable legislative and regulatory changes, the revenues in our payday loan business are declining, which has adversely affected our overall revenues and earnings. Our lack of product and business diversification has and is likely to continue to inhibit the opportunities for growth of our business, revenues and profits.

Our business in Canada exposes us to different risks, including risks associated with monitoring and complying with Canadian laws and regulations, foreign currency fluctuation risks, and tax risks, all of which could adversely affect our results of operations.

In 2011, we completed our acquisition of a Canadian Internet payday lending company. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Ontario, British Columbia, Alberta, Manitoba, Saskatchewan and Nova Scotia have passed legislation regulating short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. Our Canadian subsidiaries currently offer payday loans through the Internet to residents of each of these provinces, as well as in other provinces that have not yet established laws or rules specific to payday lending. There may be future changes to or interpretations of the Canadian federal law or the provincial laws and regulations that could have a detrimental effect on our consumer lending business in Canada. Additionally, there are increased risks to us associated with monitoring and complying with Canadian laws, including the risk that we may overlook laws or regulations with which we are less familiar.

Additionally, while the full-year 2014 revenue of our Canadian subsidiaries was not material to our overall U.S. revenues, we expect our Canadian business to grow, which could expose us to greater risk associated with foreign currency fluctuations and changes in foreign tax rates, both of which could adversely affect our results of operations. We do not presently plan to hedge our exposure to the Canadian dollar. Furthermore, our financial results may be negatively affected to the extent tax rates in Canada increase or exceed those in the United States or as a result of the imposition of withholding requirements on foreign earnings.

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

We continue to explore potential new products and businesses to serve our customers and to diversify our business. For example, in response to changes in state laws or regulations, we have introduced new consumer lending products, such as installment loans in a number of jurisdictions. There have been increased losses associated with the introduction of new consumer loan products in each jurisdiction as we have learned how to adapt our processes to the market demands and challenges of that product. We anticipate the introduction of new products and services in the future will continue to present significant risk management challenges, including the likelihood of significantly higher loan losses than we have historically experienced for payday or title loans.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. In December 2013 we began piloting Internet lending in a limited number (currently two) states. We have experienced significantly higher loan losses with each of these initiatives and a significantly higher number of apparently fraudulent Internet loan applications and loans during this initial rollout of Internet lending. We anticipate that we will continue to encounter new risks associated with the rollout of Internet lending in the United States. While in the past loan losses for new products have generally declined over time as we have adjusted to those new products, there is the risk that loan losses will not decline in the future for Internet lending or other new products.

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

We believe our customers are particularly vulnerable to periods of high unemployment and economic malaise, and that they continue to suffer from limited employment opportunities, stagnant wages, and less than full-time employment, when employed. Similarly, we believe that increases in basic living expenses, such as gasoline, food and utilities, over a sustained period have, in the past and are continuing to have, an adverse impact on our customers’ ability to repay loans, and thus on our loan losses. We have experienced fluctuations in our loan losses and revenues in the past that appear to correspond to broader economic events and trends and anticipate that we are and will continue to be similarly adversely affected by unfavorable economic events and trends in the future.

Disruptions in the credit markets from the national credit crisis negatively affected the availability and cost of commercial credit, which adversely affected our borrowing ability and costs.

We believe that disruptions in the capital and credit markets in 2008 and 2009 adversely affected the availability and cost of commercial credit for our business. In addition, uncertainty as to the economic recovery and changing and increased regulation coming out of the recession, including the Dodd-Frank Act, have been additional disruptions to the capital and credit markets for our industry. We believe that these factors directly and adversely affected the terms of our credit agreement between 2008 and 2014. We believe that future disruptions to the national credit markets could adversely affect our ability to refinance our revolving credit facility or to obtain additional loans to finance our business operations or acquisitions.

Our financial performance and negative perception of the regulatory landscape by lenders has resulted in less favorable borrowing terms and may adversely affect our ability to extend our revolving credit facility or to obtain additional loans to finance our business operations or acquisition opportunities.

We have generally experienced declining financial results in recent years, which have resulted in our failure to meet various financial covenants in our prior credit agreement. While our bank lending group waived or amended those financial covenants in the past, each waiver or amendment resulted in less availability under our revolving credit agreement, stricter repayment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). We also believe that banks and other commercial lenders are affected by negative perceptions regarding the regulatory landscape for the short-term consumer loan industry, including uncertainty regarding the timing, and ultimate business impact, of the pending short-term lending rules to be issued by the CFPB.

While we negotiated a new revolving credit facility in July 2014, the terms were generally more restrictive than prior credit agreements. Our current revolving credit facility matures on July 23, 2016. At maturity, we may not be able to extend our current credit facility at all or on terms that are attractive to us. The reduced availability under our current revolving credit facility, or the inability to refinance our current credit facility, could require us to take measures to conserve cash until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, restricting growth of the long-term installment loan product, reducing operating expenses, terminating any cash dividends, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

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

We maintain an allowance for loan losses at levels to cover the estimated incurred losses in the collection of our loan portfolio outstanding at the end of each applicable period. Our methodology for estimating the allowance for payday loan loses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. We also maintain allowances for loan losses with respect to our installment loans, which are computed using separate methodologies based on historical data, as well as industry and economic factors. Our allowance for loan losses was $8.9 million on December 31, 2014. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for losses, our financial condition and results of operations could be adversely affected.

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

Our regulatory compliance programs and other enterprise risk management efforts cannot eliminate all systemic risk.

We have devoted significant time and energy to develop our enterprise risk management program, including substantially expanded regulatory compliance policies and procedures. We expect to continue to do so in the future. The goal of enterprise risk management is not to eliminate all risk, but rather to identify, assess and rank risk. The goal of regulatory compliance policies is to have formal written procedures in place that are intended to reduce the risk of inadvertent regulatory violations. Nonetheless, our efforts to identify, monitor and manage risks may not be fully effective. Many of our methods of managing risk and exposures depend upon the implementation of federal and state regulations and other policies or procedures affecting our customers or employees. Management of operational, legal and regulatory risks requires, among other things, policies and procedures, and these policies and procedures may not be fully effective in managing these risks.

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

We believe that the primary competitive factors in the payday and installment loan industry are branch location, mix of products and services, customer service and availability to transact through online or mobile applications. In addition to storefront payday loan locations, we also currently compete with services, such as overdraft protection offered by traditional financial institutions, payday loan-type products offered by some banks and credit unions, and other financial service entities and retail businesses that offer payday loans or other similar financial services, as well as a growing Internet-based payday loan segment. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result of competition from our direct competitors and competing products and services, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

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

We experience high turnover among our branch managers and our branch-level employees. In 2014, we sustained approximately 23% turnover among our branch managers and approximately 65% turnover among our branch-level employees. Turnover interferes with implementation of branch operating strategies. High turnover in the future would perpetuate these operating pressures and increase our operating costs.

Additionally, high turnover creates challenges for us in maintaining high levels of employee awareness of and compliance with our internal procedures and external regulatory compliance requirements.

Our executive officers, directors and principal stockholders may be able to exert significant control over our strategic direction.

Our directors and executive officers own or have the power to vote approximately 56% of our outstanding common stock as of December 31, 2014. Don Early, our Chairman of the Board, and Mary Lou Early, our Vice Chairman of the Board, owned approximately 48.3% directly and 1.4% indirectly of our outstanding common stock as of December 31, 2014. The election of each director requires a plurality of the shares voting for directors at a meeting of stockholders at which a quorum is present. Approval of a significant corporate transaction, such as a merger or consolidation of the company, a sale of all or substantially all of its assets or a dissolution of the company, requires the affirmative vote of a majority of the outstanding shares of our common stock. Other actions requiring stockholder approval require the affirmative vote of a majority of the shares of common stock voting on the matter, provided that a quorum is present. A quorum requires the presence of a majority of the shares outstanding. As a result, one or more stockholders owning a relatively low percentage of the outstanding shares of our common stock could, acting together with Mr. and Mrs. Early, control all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control or change in board composition, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Future sales of shares of our common stock in the public market could depress our stock price.

As of December 31, 2014, our officers and directors held approximately 9.7 million shares of common stock, a substantial majority of which are “restricted securities” under the Securities Act and are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. In addition, Mr. Early, who directly owns approximately 44.3% of our outstanding shares, has demand registration rights, which permit him to require the company to register all or any part of those shares for resale by Mr. Early. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. The daily trading volume in our stock, since our initial public offering in July 2004, has been low, and is frequently under 10,000 shares traded in a day. Accordingly, the sale of even a relatively small number of shares by our officers or directors could reduce the market price of our common stock.

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

In February 2005, we entered into a seven-year lease for new corporate headquarters in Overland Park, Kansas, where we lease approximately 39,000 square feet. In January 2011, we amended this lease agreement to extend the lease term and modify the lease payments. The lease was extended through October 31, 2017 and includes a renewal option for an additional five years. In the opinion of management, the corporate office space leased is adequate for existing and foreseeable future operating needs. As of December 31, 2014, we lease all of our branch locations. Our average branch size is approximately 1,600 square feet with average rent of approximately $2,100 per month. Leases are generally executed with a minimum initial term of between three to five years with multiple renewal options. We complete all necessary leasehold improvements and required maintenance.

In third quarter 2014, we committed to a plan to sell our company-owned properties. These properties included (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and parking spaces on approximately 1.6 acres of land.

In fourth quarter 2014, we completed the sale-leaseback of the three branch buildings. Pursuant to the agreements, we sold the three properties for an aggregate purchase price of $1.1 million, net of fees, and leased each building back over an initial lease term of 10 years. The net book value of the properties sold was approximately $1.0 million and we recorded a gain of approximately $32,000. Under the terms of the lease agreements, we are classifying the leases as operating leases.

As of December 31, 2014, the building located in Kansas City, Kansas and the auto sales facility located in Overland Park, Kansas are classified as assets held for sale in our Consolidated Balance Sheets. The auto sales facility was sold in February 2015 for approximately $1.2 million. The building located in Kansas City, Kansas is currently listed for sale with a commercial broker and we anticipate that this property will be sold within the next 12 months.

ITEM 3.	Legal Proceedings

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

The parties have executed a written settlement of this matter, subject to an audit verification of proposed settlement amounts and receipt of required court approval of the settlement terms. Our share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). In June 2014, our share of the settlement and the indemnification amount due from the prior owners of Direct Credit, were funded into a settlement trust held by an independent third party trustee. It is expected that the settlement will be finalized by the end of first quarter 2015, with execution of its requirements to continue throughout the remainder of 2015.

California. On August 13, 2012, we were sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that we used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the class.

On September 5, 2014, the district court granted Plaintiff’s Motion for Class Certification. The certified class consists of persons and/or entities who were never our customers, but whose 10-digit California area code cell phone numbers were listed by our customers in the “Employment” and/or “Contacts” fields of their loan applications, and who we allegedly called using an Automatic Telephone Dialing System for the purpose of collecting or attempting to collect an alleged debt from the account holder, between August 13, 2008 and August 13, 2012. We have asked the court to reconsider its ruling, and we expect a decision on this motion by the end of first quarter 2015.

While that reconsideration is pending, the case has moved to the discovery phase with a trial tentatively scheduled for early 2016.

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

Market Information

We completed the public offering of our common stock on July 21, 2004 at an initial offering price of $14.00 per share. Our common stock is traded on the NASDAQ Global Market under the ticker symbol “QCCO.” The following table sets forth the high and low closing prices for each of the completed quarters since January 1, 2013:

2014	High	Low
First quarter	$2.82	$1.71
Second quarter	2.73	2.03
Third quarter	2.72	1.80
Fourth quarter	2.13	1.57

2013	High	Low
First quarter	$3.56	$3.17
Second quarter	3.27	2.79
Third quarter	2.83	2.25
Fourth quarter	2.49	1.62

The year-end closing prices of our common stock for 2014 and 2013 were $1.64 and $1.79, respectively.

Holders

As of March 5, 2015 there were approximately 102 holders of record and approximately 1,300 beneficial owners of our common stock.

Dividends

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per share of our common stock. In addition to regular quarterly dividends, our board of directors has also approved special cash dividends on our common stock from time to time. For the years ended December 31, 2013 and 2014, we paid cash dividends to our stockholders totaling $2.7 million and $881,000, respectively.

From November 12, 2013 (the date on which we entered into an amendment to our prior credit agreement) until July 23, 2014 (the date on which we entered into our Current Credit Agreement), we were precluded from paying dividends, resulting in the suspension of the regular quarterly dividend. Our Current Credit Agreement does not directly restrict the payment of dividends other than through compliance with various financial covenants.

The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

The following table summarizes our cash dividends paid during 2013 and 2014.

Payment Date	Amount of Cash per Share
2014:
December 15, 2014	$0.05

Total dividend per share of common stock	$0.05

2013:
March 14, 2013	$0.05
June 4, 2013	0.05
September 5, 2013	0.05

Total dividend per share of common stock	$0.15

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2014, equity compensation plans approved by security holders include our 1999 Stock Option Plan and our 2004 Equity Incentive Plan.

In June 2009, at our annual meeting of stockholders, our stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan from three million shares to five million shares. The following table sets forth certain information about our securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (a)

Equity compensation plans approved by security holders	1,603,171	$8.16	179,311

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,603,171	$8.16	179,311

(a)	Excludes securities to be issued upon exercise of outstanding options.

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

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. During 2014, we repurchased 196,500 shares for approximately $351,000. As of December 31, 2014, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.5 million, which leaves approximately $3.5 million that may yet be purchased under the current program.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	$—	—	$3,855,855
November 1 – November 30				3,855,855
December 1 – December 31	196,500	$1.78	196,500	3,505,140

Total	196,500	$1.78	196,500	$3,505,140

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

The following table compares total stockholder returns on our common stock from December 31, 2009 through December 31, 2014 to the NASDAQ U.S. Index and our peer group assuming a $100 investment made on December 31, 2009 and assumes that all dividends are reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance. Our peer group consists of Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc., First Cash Financial Services, Inc., Regional Management Corp. and World Acceptance Corporation.

Company Name / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
QC Holdings, Inc.	$100.00	$84.10	$95.08	$80.90	$47.03	$44.29
Nasdaq Index	100.00	118.02	117.04	137.47	192.62	221.02
Peer Group	100.00	132.40	150.67	149.73	149.82	142.62

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Revenues:
Payday loan fees	$118,046	$115,216	$116,809	$110,239	$99,379
Installment interest and fees	15,969	15,791	19,678	31,655	38,488
Other	16,482	17,584	15,529	14,238	15,198

Total revenues	150,497	148,591	152,016	156,132	153,065

Operating expenses:
Salaries and benefits	32,614	32,147	34,305	34,255	33,199
Provision for losses	29,373	28,452	33,517	46,676	44,887
Occupancy	16,073	16,875	17,364	17,456	17,844
Depreciation and amortization	2,646	2,227	2,046	1,992	1,802
Other	9,397	9,306	11,463	12,489	14,821

Total operating expenses	90,103	89,007	98,695	112,868	112,553

Gross profit	60,394	59,584	53,321	43,264	40,512
Regional expenses	12,870	12,150	11,997	9,433	8,564
Corporate expenses	21,413	24,147	20,805	19,178	18,299
Depreciation and amortization	2,560	2,101	1,878	1,798	1,680
Interest expense	2,024	1,883	2,742	1,418	1,369
Impairment of goodwill and intangibles			2,330	22,055
Other expense (income), net	77	479	(1,386)	819	2,170

Income (loss) from continuing operations before income taxes	21,450	18,824	14,955	(11,437)	8,430
Provision (benefit) for income taxes	8,122	7,077	6,078	(1,762)	3,351

Income (loss) from continuing operations	13,328	11,747	8,877	(9,675)	5,079
Gain (loss) from discontinued operations, net of income tax	(1,385)	(1,579)	(3,504)	(4,318)	266

Net income (loss)	$11,943	$10,168	$5,373	$(13,993)	$5,345

	Year Ended December 31,
	2010	2011	2012	2013	2014
Earnings (loss) per share:
Basic:
Continuing operations	$0.74	$0.66	$0.50	$(0.55)	$0.29
Discontinued operations	(0.08)	(0.09)	(0.20)	(0.24)	0.01

Net income (loss)	$0.66	$0.57	$0.30	$(0.79)	$0.30

Diluted:
Continuing operations	$0.74	$0.66	$0.50	$(0.55)	$0.29
Discontinued operations	(0.08)	(0.09)	(0.20)	(0.24)	0.01

Net income (loss)	$0.66	$0.57	$0.30	$(0.79)	$0.30

Weighted average number of common shares outstanding:
Basic	17,258,899	17,027,080	17,169,398	17,369,840	17,483,515
Diluted	17,341,092	17,109,840	17,226,067	17,369,840	17,511,617
Cash dividends declared per share	$0.30	$0.20	$0.20	$0.15	$0.05

	Year Ended December 31,
	2010	2011	2012	2013	2014
Operating Data:
Branches (at end of period)	523	482	466	432	409

Payday loans:
Loan volume (in thousands)	$805,234	$780,857	$789,896	$743,865	$671,532
Average loan (principal plus fee)	370.68	372.80	379.26	385.02	385.42
Average fee	56.34	56.16	57.71	59.30	59.07

Brach-Based installment loans:
Loan volume (in thousands)	$22,766	$19,635	$24,571	$28,416	$34,758
Average loan (principal)	489	514	537	593	604
Average term (months)	6	7	7	7	7

Signature installment loans:
Loan volume (in thousands)			$4,605	$14,034	$15,617
Average loan (principal)			1,725	1,834	1,845
Average term (months)			18	20	20

Auto Equity installment loans:
Loan volume (in thousands)			$3,200	$2,234	$1,344
Average loan (principal)			3,188	3,300	3,421
Average term (months)			25	30	32

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,288	$17,738	$14,124	$12,685	$14,220
Restricted cash and other		2,175	1,076	1,076	950
Loans, interest and fees receivable, less allowance for losses (current and non-current) (a)	58,433	60,420	62,139	63,681	61,347
Total assets	138,042	153,229	131,700	108,104	101,499
Current debt	28,113	34,990	25,000	20,800	12,000
Long-term debt	16,881	14,224	3,154	3,282	3,415
Stockholders’ equity	71,547	79,232	82,346	65,906	70,355

(a)	Amounts exclude loan receivables from discontinued automotive business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenues primarily by providing short-term consumer loans, known as payday loans, which represented approximately 64.9% of our total revenues for the year ended December 31, 2014. We earn fees for various other financial services, such as installment loans, credit services, open-end credit, check cashing services, title loans, debit cards, money transfers, money orders and business invoice factoring. We operated 409 branches in 23 states at December 31, 2014. In all states in which we offer payday loans, we fund our payday loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We began offering branch-based installment loans to customers in our Illinois branches during second quarter 2006 and expanded that product offering to customers in additional states during 2009 and 2010. The loans are payable in monthly installments (principal plus accrued interest) with a typical term ranging from four months to one year. The fees and interest vary based on the amount borrowed and the term of the loan.

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. These new products are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through our existing branch network. Signature loans are unsecured installment loans with a typical term of 6 to 36 months and a principal balance of up to $3,000. Fees and interest vary based on the size and term of the loan and whether the customer pays with cash/check or uses recurring ACH payments. During 2014, the average term of a signature loan was 20 months. Auto equity loans are higher-dollar installment loans secured by the borrower’s auto title with a typical term of 12 to 48 months and a principal balance of up to $15,000. Fees and interest vary based on the size and term of the loan. During 2014, the average term of an auto equity loan was 32 months.

As of December 31, 2014, we offered the installment loan products to our customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, Texas, Utah and Wisconsin. The following table summarizes the average principal amount of each type of installment loan product originated during 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Branch-Based	$537	$593	$604
Signature	1,725	1,834	1,845
Auto Equity	3,188	3,300	3,421

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

In September 2007, we entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve our customer base. In December 2013, we sold our automotive business to an unaffiliated buyer for approximately $6.0 million. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit.

We report on our business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. We evaluate the performance of our reportable segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

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

We evaluate our business units based on revenue growth and loss ratio (which is losses as a percentage of revenues). With respect to our branch network, we also consider the length of time the branch has been open and its geographic location. We monitor newer branches for their progress to profitability and rate of loan growth.

We have experienced seasonality in our operations, with the first and fourth quarters typically being our strongest periods as a result of broader economic factors, such as holiday spending habits at the end of each year and income tax refunds during the first quarter.

In response to changes in the overall market, including particularly changes to laws under which we operate, we have closed a significant number of branches over the past five years. The following table sets forth our de novo branch openings and branch closings since January 1, 2010.

	2010	2011	2012	2013	2014
Beginning branch locations	556	523	482	466	432
De novo branches opened during year	1	2	8	6
Branches closed/sold during year (a)	(34)	(43)	(24)	(40)	(23)

Ending branch locations	523	482	466	432	409

(a)	See the discussion of our closed branches in Item 1 Business section of this report under Branch Lending for additional information with respect to the closure of branches in each year.

The payday loan industry has grown rapidly since 1996 when there was an estimated 2,000 payday loan branches in the United States. According to the CFSA, industry analysts estimate that the industry currently has approximately 17,800 payday loan branches in the United States and approximately 1,400 payday loan and check cashing retail locations in Canada. Absent changes in regulations and laws, we do not expect significant fluctuations in the industry’s number of branches in the foreseeable future. As the branch count grew over the last decade, a greater number of Internet-based payday loan providers emerged. In the last few years, the rate of growth for these Internet providers has exceeded that of the branch-based lenders. We believe this trend will continue into the foreseeable future as consumers become more comfortable transacting electronically. To the extent, however, there are significant changes to the rules, regulations and key fund transmission requirements related to online lending, this growth could be negatively affected.

In recent years, demand has increased for various types of installment loan products. We expect to continue to see a migration of customers from the single-pay loan product to various types of installment products as regulations and rules change, the competitive environment evolves and customer demand for repayment flexibility increases. We have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In 2015, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network, where possible, and by actively marketing them to existing and potential customers. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 31, 2013, we started to pilot online payday loans to customers in a limited manner in a small number of states. Throughout 2014, we have focused on developing an improved user interface and stronger fraud-detection components for the Internet platform. During 2015, we expect to continue to develop an online capability that will complement our branch network by providing our customers an alternative method for accessing our products.

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

From a federal perspective, we are under the purview of the CFPB, which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of March 12, 2015, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including us. The CFPB is effecting changes to payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

KEY DEVELOPMENTS

Amended and Restated Credit Agreement. On July 23, 2014, we entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace our prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The Current Credit Agreement increased the maximum amount available under the revolving credit facility from $16 million to $20 million. See the discussion of our Credit Facility under the Liquidity and Capital Resources section for additional information on our Current Credit Agreement.

Sale of Automotive Business. In December 2013, we completed the disposition of certain assets of the automotive business through a purchase agreement with an unaffiliated buyer for approximately $6.0 million. All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued automotive business. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense. The automotive business was previously accounted for as a reportable segment. For additional information with respect to discontinued operations, see Note 6 to the consolidated financial statements included in Item 8 of this report.

Restructuring. In January 2013, we announced a restructuring plan for the organization primarily due to a decline in loan volumes over the prior years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan included a 10% workforce reduction in field and corporate employees primarily due to the decision in 2012 to close 38 underperforming branches during the first half of 2013. In fourth quarter 2012, we recorded approximately $298,000 in pre-tax charges associated with our decision to close these 38 underperforming branches. The charges included a $257,000 loss for the disposition of fixed assets and $41,000 for other costs. We recorded approximately $1.2 million in pre-tax charges during year ended December 31, 2013, associated with the restructuring plan. The charges included approximately $394,000 for lease terminations and other related occupancy costs and approximately $818,000 in severance and benefit costs for the workforce reduction.

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

With respect to our open-end product, we earn interest on the outstanding balance and the product in Virginia also includes a monthly non-refundable membership fee.

Generally, we recognize revenue for our other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

Provision for Losses and Returned Item Policy

We record a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date we receive a returned check, a rejected ACH or denied debit card submission, generally within 14 days after the due date of the loan. Accordingly, the majority of payday loans included in our loans receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, we stop accruing interest on installment loans between 60 to 120 days after the last payment.

With respect to the loans receivable at the end of each reporting period, we maintain an aggregate allowance for loan losses (including fees and interest) for payday loans, title loans and installment loans at levels estimated to be adequate to absorb estimated incurred losses in the respective outstanding loan portfolios. We do not specifically reserve for any individual loan.

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, we compute the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, we compute an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, we compute an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, we review and evaluate various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to our business and operating structure, and geographic or demographic developments. In connection with our decision in 2013 to close 35 branches during the first half of 2014, we recorded a $1.0 million qualitative adjustment to increase the allowance for loan losses as of December 31, 2013. As of December 31, 2014, we determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

We maintain an allowance for all installment loans at a level we consider sufficient to cover estimated losses in the collection of our installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (using a trailing average of charge-offs to total volume that approximates the average term of the underlying type of installment loan) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with our decision in 2013 to close 35 branches during the first half of 2014, we recorded a $262,000 qualitative adjustment to increase our allowance for loan losses as of December 31, 2013. As of December 31, 2014, we determined that no qualitative adjustment to the allowance for installment loan losses was necessary.

We record an allowance for other receivables based upon an analysis that gives consideration to payment recency, delinquency levels and other general economic conditions.

Based on the information discussed above, we record an adjustment to the allowance for loan losses through the provision for losses. The overall allowance represents our best estimate of probable losses inherent in the outstanding loan portfolios at the end of each reporting period.

As noted above, to the extent that macroeconomic indicators continue to be inconsistent and vary during 2015 and beyond, our estimates with respect to the allowance for loan losses could be subject to more volatility and could increase as a percentage of total outstanding loans receivable.

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

Income Taxes

In connection with the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax liability, together with assessing the differences between the financial statement and tax bases of assets and liabilities as measured by the tax rates that will be in effect when these differences reverse. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. As of December 31, 2013 and 2014, we reported a net deferred tax asset in the Consolidated Balance Sheet. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2013 and 2014, we have established valuation allowances of $1.1 million and $1.1 million, respectively, for certain deferred tax assets.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by the Financial Accounting Standards Board (FASB). As of December 31, 2013 and December 31, 2014, the accrued liability for unrecognized tax benefits was approximately $190,000 and $177,000, respectively.

As of December 31, 2013 and 2014, the accumulated undistributed earnings of foreign affiliates were a deficit of $7.0 million and $6.9 million, respectively. If the accumulated earnings of the foreign affiliates become positive in the future, we intend to indefinitely reinvest such earnings in the business of our foreign affiliates, and thus, no federal or state income taxes or foreign withholding taxes will be provided for amounts which would become payable, if any, on the distribution of such earnings.

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

Goodwill and other intangible assets having indefinite useful lives are tested for impairment using a fair-value based approach on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We evaluate goodwill at the reporting unit level and perform our annual goodwill and indefinite life impairment test as of December 31 for all reporting units. We use a discounted cash flows approach to compute the fair value of our reporting units. We test trade names with indefinite lives for impairment by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name. Other factors that are considered important in determining whether an impairment of goodwill or indefinite lived intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated.

As of December 31, 2013, we had two reporting units with goodwill and indefinite lived intangible assets that required testing. These units included our branch lending operations in the United States and our Canadian Internet lending operations (Direct Credit). In 2013, we recorded a charge of $21.4 million to impair all of the goodwill associated with our Branch Lending reporting unit and our Direct Credit reporting unit.

Our 2013 annual impairment test indicated that the fair values of both the Branch Lending and Direct Credit reporting units did not exceed their respective carrying amounts. For purposes of the step one analysis, the fair value of each reporting unit was estimated using an income approach that analyzed projected discounted cash flows. The discount rates used for the reporting units ranged from 16.1% to 23.8%. We believed that certain factors reflected the declines in the calculated fair values of our Branch Lending and Direct Credit reporting units. These factors included, (i) a significant decline in our market capitalization during fourth quarter 2013 as our stock price declined by 22% (primarily due to the suspension of the regular quarterly dividend in November 2013), (ii) underperformance compared to peers, (iii) historically high loss ratios on our loan portfolios during fourth quarter 2013 and (iv) a decline in estimated cash flow projections for future periods. In connection with our annual budgeting and strategic planning process performed in the fourth quarter of 2013 and the review of our 2013 financial results, we assessed our existing revenue growth opportunities and cost structure (primarily expected loss ratios) for future periods. As a result, we reduced our short term and long term revenue and gross profit forecasts from previous estimates which affected the fair value calculated for each reporting unit.

We hired an independent appraiser to assist with the second step of the impairment test. The amount of impairment for each reporting unit was calculated by comparing the reporting unit’s implied fair value of goodwill to its carrying amount, which requires an allocation of the fair value determined in the step one analysis to the individual assets and liabilities of each reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. The test results showed that the implied fair value of the goodwill for each reporting unit was a negative amount after the allocation of the fair value to the individual assets and liabilities of each reporting unit and thus, a full impairment of goodwill was recorded for each reporting unit. The $21.4 million non-cash impairment charge recorded to goodwill during 2013 included a $15.7 million tax deductible charge to our Branch Lending reporting unit and a $5.7 million non-tax deductible charge to our Direct Credit reporting unit.

In addition, we performed an impairment test on our indefinite lived intangible assets as of December 31, 2013 and determined that the indefinite lived intangibles of the Direct Credit reporting unit was impaired and as a result, we recorded a non-cash impairment charge of $669,000.

As of December 31, 2014, we did not have any goodwill to test. We tested the remaining indefinite lived intangible asset of our Direct Credit reporting unit as of December 31, 2014, and determined there was no impairment.

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

SUMMARY OF FINANCIAL INFORMATION

The following table sets forth our results of operations for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,			Year Ended December 31,
	2012	2013	2014	2012	2013	2014
	(in thousands)			(percentage of revenues)
Revenues
Payday loan fees	$116,809	$110,239	$99,379	76.8%	70.6%	64.9%
Installment interest and fees	19,678	31,655	38,488	12.9%	20.3%	25.1%
Other	15,529	14,238	15,198	10.3%	9.1%	10.0%

Total revenues	152,016	156,132	153,065	100.0%	100.0%	100.0%

Operating expenses
Salaries and benefits	34,305	34,255	33,199	22.6%	21.9%	21.7%
Provision for losses	33,517	46,676	44,887	22.0%	29.9%	29.3%
Occupancy	17,364	17,456	17,844	11.4%	11.2%	11.7%
Depreciation and amortization	2,046	1,992	1,802	1.3%	1.3%	1.2%
Other	11,463	12,489	14,821	7.6%	8.0%	9.6%

Total operating expenses	98,695	112,868	112,553	64.9%	72.3%	73.5%

Gross profit	53,321	43,264	40,512	35.1%	27.7%	26.5%
Regional expenses	11,997	9,433	8,564	7.9%	6.0%	5.6%
Corporate expenses	20,805	19,178	18,299	13.7%	12.3%	12.0%
Depreciation and amortization	1,878	1,798	1,680	1.2%	1.2%	1.1%
Interest expense	2,742	1,418	1,369	1.8%	0.9%	0.9%
Impairment of goodwill and intangible assets	2,330	22,055		1.6%	14.1%
Other expense (income), net	(1,386)	819	2,170	(0.9)%	0.5%	1.4%

Income (loss) from continuing operations before income taxes	14,955	(11,437)	8,430	9.8%	(7.3)%	5.5%
Provision (benefit) for income taxes	6,078	(1,762)	3,351	4.0%	(1.1)%	2.2%

Income (loss) from continuing operations	8,877	(9,675)	5,079	5.8%	(6.2)%	3.3%
Gain (loss) from discontinued operations, net of income tax	(3,504)	(4,318)	266	(2.3)%	(2.8)%	0.2%

Net income (loss)	$5,373	$(13,993)	$5,345	3.5%	(9.0)%	3.5%

SUMMARY OF OPERATING INFORMATION

The following tables set forth our branch information and other operating information for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Branch Information:
Number of branches, beginning of year	482	466	432
De novo opened	8	6
Closed	(24)	(40)	(23)

Number of branches, end of year	466	432	409

Average number of branches open during year	475	439	419

Average number of branches open during year (excluding branches reported as discontinued operations)	403	409	409

Average revenue per branch (in thousands)	$349	$336	$309

	Year Ended December 31,
	2012	2013	2014
Other Information:
Payday loans:
Loan volume (in thousands)	$789,896	$743,865	$671,532
Average loan (principal plus fee)	379	385	385
Average fees per loan	57.71	59.30	59.07

Branch-Based installment loans:
Installment loan volume (in thousands)	$24,571	$28,416	$34,758
Average loan (principal)	537	593	604
Average term (months)	7	7	7

Signature installment loans:
Installment loan volume (in thousands)	$4,605	$14,034	$15,617
Average loan (principal)	1,725	1,834	1,845
Average term (months)	18	20	20

Auto Equity installment loans:
Installment loan volume (in thousands)	$3,200	$2,234	$1,344
Average loan (principal)	3,188	3,300	3,421
Average term (months)	25	30	32

Results of Operations—2014 Compared to 2013

Income from Continuing Operations

For the year ended December 31, 2014, income from continuing operations was $5.1 million compared to a loss from continuing operations of $9.7 million in the prior year. The loss in 2013 was primarily due to non-cash impairment charges to goodwill and intangible assets totaling $22.1 million. A discussion of the various components of our income (loss) from continuing operations for the years ending December 31, 2013 and 2014 follows.

Revenues

The following table summarizes our revenues for the years ending December 31, 2013 and 2014.

	Year Ended December 31,		Year Ended December 31,
	2013	2014	2013	2014
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$110,239	$99,379	70.6%	64.9%
Installment loan fees	31,655	38,488	20.3%	25.1%
Credit service fees	6,192	5,097	4.0%	3.3%
Open-end credit fees	2,092	4,733	1.3%	3.1%
Check cashing fees	2,750	2,560	1.8%	1.7%
Title loan fees	789	310	0.5%	0.2%
Other fees	2,415	2,498	1.5%	1.7%

Total	$156,132	$153,065	100.0%	100.0%

Total revenues declined by $3.0 million or 1.9% in 2014 as compared to 2013. Lower payday loan revenues were partially offset by higher fees and interest from our longer-term, higher-dollar installment products indicative of customer demand and our efforts to transition qualifying customers from our payday loan product.

Revenues from our payday loan product declined by $10.8 million or 9.8% in 2014 as compared to 2013 due to lower payday loan volumes. With respect to payday loan volume, we originated approximately $671.5 million in loans during 2014, which was a decline of 9.7% from the $743.9 million originated during 2013. The decline was primarily attributable to lower volumes from our Branch Lending segment resulting from, among other things, migration to other company products, competition from other companies offering installment lending products and customers transacting online.

In 2014, revenues from installment loan fees increased by $6.8 million or 21.5% over 2013. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans, open-end credit and other sources totaled $14.2 million and $15.2 million for the years ended December 31, 2013 and 2014, respectively. The increase in open-end credit fees was partially offset by a decline in revenues from credit service fees, check cashing fees and title loan fees, which reflects the reduced demand for these products.

We anticipate our payday loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during 2015 due to higher unemployment rates, ongoing regulatory and legislative pressures and increasing competition from alternative short and intermediate term lending providers. In addition, beginning in late fourth quarter 2013 and throughout 2014, we initiated a new underwriting platform for our single-pay loan products in various states. We expect that this platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. Throughout 2014, we have focused on monitoring, evaluating and modifying this new process to improve its capabilities and results. We plan to introduce this underwriting platform in the remainder of our states throughout 2015. In 2015, we also expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network, where possible, and by actively marketing them to existing and potential customers.

Operating Expenses

Total operating expenses were $112.6 million during 2014 compared to $112.9 million in 2013, a decline of $300,000. Total operating costs, exclusive of loan losses, increased to $67.7 million during 2014 compared to $66.2 million during 2013. This increase was attributable to new marketing initiatives in the Branch Lending and E-Lending segments. Occupancy costs were $17.8 million during 2014, compared to $17.5 million in 2013, an increase of $300,000.

Our provision for losses decreased from $46.7 million during 2013 to $44.9 million during 2014. Our loss ratio was 29.9% during 2013 versus 29.3% during 2014. Our charge-offs as a percentage of revenue were 51.0% during 2014 compared to 48.6% during 2013. The higher rate of returned items is primarily related to our newer, higher-dollar installment products. Our collection rate in our Branch Lending segment improved slightly in 2014 versus 2013. We received cash of approximately $772,000 from selling older debt during 2014 compared to $540,000 during 2013.

Our loss ratios in 2013 and 2014 were higher than historical averages, partly due to the introduction of new products and technology. The higher loss ratios reflect increased charge-offs from our higher dollar installment loan product due to the seasoning of our installment loan portfolio, together with our continued education and development as it relates to underwriting and customer credit quality for installment loan products. We expect the loss ratio in 2015 to improve over the rates in 2013 and 2014 but skew modestly higher than historical averages given our continued emphasis on new products and to implementation of technology to enhance the customer experience.

Gross Profit

The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each reportable segment for the years ended December 31, 2013 and 2014.

	Gross Profit		Gross Margin %
Reportable Segment	2013	2014	2013	2014
	(in thousands)
Branch Lending	$41,159	$36,464	30.0%	28.8%
Centralized Lending	1,534	3,117	13.3%	16.0%
E-Lending	571	931	7.9%	13.1%

Total	$43,264	$40,512	27.7%	26.5%

In 2014, gross profit declined by $2.8 million or 6.5% compared to 2013. The decrease year-to-year was primarily attributable to revenue declines in our Branch Lending segment, higher losses in our Centralized Lending segment and an increase in marketing initiatives as discussed above.

Regional and Corporate Expenses

Regional and corporate expenses decreased by $1.7 million, from $28.6 million during 2013 to $26.9 million during 2014. The decline reflects: i) $525,000 in severance and related costs in connection with a company restructuring during 2013, ii) reduced public affairs expenditures during 2014, and iii) lower overall compensation during 2014 resulting from the first quarter 2013 restructuring and reduced equity costs.

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

Other Expense (Income), Net

We reported $2.2 million of other expense during 2014, compared to $819,000 in 2013. The results for 2014 include a write-off of capitalized software costs totaling $1.0 million and a charge of $291,000 in third quarter to reduce the carrying amount of two properties held for sale to estimated fair value.

Income Tax Provision (Benefit)

The effective income tax rate for the year ended December 31, 2014 was 39.8% compared to 15.4% in the prior year. The low rate in 2013 is due to the non-deductible goodwill impairment charge for our Direct Credit reporting unit and other certain non-deductible items.

Results of Operations—2013 Compared to 2012

Income from Continuing Operations

For the year ended December 31, 2013, we reported a loss from continuing operations of $9.7 million compared to income from continuing operations of $8.9 million in 2012. A discussion of the various components of our income (loss) from continuing operations for the years ending December 31, 2012 and 2013 follows.

Revenues

The following table summarizes our revenues for the years ending December 31, 2012 and 2013.

	Year Ended December 31,		Year Ended December 31,
	2012	2013	2012	2013
	(in thousands)		(percentage of total revenues)
Revenues

Payday loan fees	$116,809	$110,239	76.8%	70.6%
Installment loan fees	19,678	31,655	12.9%	20.3%
Credit service fees	6,731	6,192	4.4%	4.0%
Check cashing fees	3,063	2,750	2.0%	1.8%
Open-end credit fees	675	2,092	0.4%	1.3%
Title loan fees	2,677	789	1.8%	0.5%
Other fees	2,383	2,415	1.7%	1.5%

Total	$152,016	$156,132	100.0%	100.0%

Total revenues increased by $4.1 million or 2.7% in 2013 as compared to 2012. The increase was due to higher fees and interest from our longer-term, higher-dollar installment products, which were introduced in early 2012, partially offset by reduced payday loan fees as a result of increased competition.

Revenues from our payday loan product declined by $6.6 million or 5.7% in 2013 as compared to 2012 due to lower payday loan volumes in 2013. With respect to payday loan volume, we originated approximately $743.9 million in loans during 2013, which was a decline of 5.8% from the $789.9 million during 2012.

In 2013, revenues from installment loan fees increased by $12.0 million or 60.9% over 2012. The increase was primarily a result of the introduction of longer-term, higher-dollar loans distributed through our branch network and evaluated, underwritten and collected centrally in our corporate home office.

Revenues from credit service fees, check cashing, title loans, open-end credit and other sources totaled $15.5 million and $14.2 million for the years ended December 31, 2012 and 2013, respectively. The increase in open-end credit fees was offset by a decline in revenues from credit service fees, check cashing fees and title loan fees, which reflects the reduced demand for these products.

Operating Expenses

Total operating expenses were $112.9 million during 2013 compared to $98.7 million in 2012, an increase of $14.2 million, or 14.4%. Total operating costs, exclusive of loan losses, increased to $66.2 million during 2013 compared to $65.2 million during 2012. This increase was attributable to new marketing initiatives and higher bank-related charges. Occupancy costs were $17.5 million during 2013, compared to $17.4 million in 2012, an increase of $100,000.

Our provision for losses increased from $33.5 million during 2012 to $46.7 million during 2013. Our loss ratio was 22.0% during 2012 versus 29.9% during 2013. The increase in the loss ratio from 2012 to 2013 was primarily attributable to a higher rate of returned items in the current year versus prior year. Our charge-offs as a percentage of revenue were 48.6% during 2013 compared to 38.9% during 2012. The higher rate of returned items is primarily related to the introduction of electronic collateralization of loans (in lieu of checks), the seasoning of our newer, higher-dollar installment products and the prolonged economic recovery. Our collection rate was 45.0% in 2013 versus 46.7% in 2012. We received cash of approximately $540,000 from selling older debt during 2013 compared to $685,000 during 2012. The 2012 amount does not include the sale of our Automobile receivables in December 2012.

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

	Gross Profit		Gross Margin %
Reportable Segment	2012	2013	2012	2013
	(in thousands)
Branch Lending	$50,897	$41,159	36.1%	30.0%
Centralized Lending	580	1,534	18.9%	13.3%
E-Lending	1,844	571	22.9%	7.9%

Total	$53,321	$43,264	35.1%	27.7%

Gross profit declined by $10.0 million, or 18.8%, from $53.3 million in 2012 to $43.3 million in 2013. The decrease year-to-year was primarily attributable to revenue declines in our Branch Lending segment and the increase in our provision for losses as discussed above.

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

Income Tax Provision (Benefit)

The effective income tax rate for the year ended December 31, 2013 was 15.4% compared to 40.6% in the prior year. The low rate in 2013 is due to the non-deductible goodwill impairment charge for our Direct Credit reporting unit and other certain non-deductible items.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $20 million revolving line of credit.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our prior credit agreement. While our bank lending group waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we have received in the past resulted in less availability of funds under our prior credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). If financial results continue to decline, a reduction in the availability of funds under our Current Credit Agreement could require us to take measures to conserve cash until the markets stabilize and our results improve. Such measures could include deferring capital expenditures (including acquisitions), restricting growth of the long-term installment loan product, reducing operating expenses, eliminating cash dividends, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Credit Facility

On July 23, 2014, we entered into an amended and restated credit agreement (Current Credit Agreement) with a syndicate of banks to replace our prior credit agreement. The Current Credit Agreement increased the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). Our obligations under the Current Credit Agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of our two Canadian subsidiary holding companies to secure our obligations under the Current Credit Agreement. The lenders may accelerate our obligations under the Current Credit Agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The Current Credit Agreement matures on July 23, 2016.

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

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than our equity securities) on our capital stock. As of December 31, 2014, the balance of the subordinated notes was approximately $3.4 million.

Cash Flow

Summary cash flow data is as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)

Cash flows provided by (used for):
Operating activities	$23,814	$3,053	$13,359
Investing activities	(1,495)	3,154	(1,137)
Financing activities	(25,961)	(7,504)	(10,512)
Effect of exchange rate changes on cash and cash equivalents	28	(142)	(175)

Net increase (decrease) in cash and cash equivalents	(3,614)	(1,439)	1,535

Cash and cash equivalents, beginning of year	17,738	14,124	12,685

Cash and cash equivalents, end of year	$14,124	$12,685	$14,220

Net cash provided by operating activities was $23.8 million in 2012, $3.1 million in 2013 and $13.4 million in 2014. The decline in operating cash flows from 2012 to 2013 was due to a reduction of net income and changes in working capital items, primarily attributable to growth in installment loans receivable in 2013 compared to 2012. Operating cash flows increased from 2013 to 2014 due to an increase in net income and changes in working capital items year-to-year.

Investing activities for each year were as follows:

•

Net cash used by investing activities for the year ended December 31, 2014 was $1.1 million which included $2.4 million in capital expenditures partially offset by $1.1 million in proceeds from the sale of three owned properties (branch locations in St. Louis, Missouri, Grandview, Missouri, and Jackson, Mississippi). The capital expenditures primarily included $1.5 million for technology and other furnishings at the corporate office and $851,000 for renovations and technology upgrades to existing branches.

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

Net cash used by financing activities was $26.0 million in 2012, $7.5 million in 2013 and $10.5 million in 2014. Financing activities for each year were as follow:

•

Net cash used for financing activities for the year ended December 31, 2014 primarily consisted of $21.8 million in repayments of indebtedness under the revolving credit facility, $4.5 million in repayments on a term loan, $881,000 in dividend payments to stockholders and $525,000 for the repurchase of 266,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $17.5 million under the revolving credit facility.

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

•

Net cash used for financing activities for the year ended December 31, 2012 was $26.0 million, which primarily consisted of $24.7 million in repayments of indebtedness under the revolving credit facility, $32.0 million in repayments on a term loan, $3.6 million in dividend payments to stockholders and $791,000 for the repurchase of 213,000 shares of common stock. These items were partially offset by proceeds received from the borrowing of $35.2 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. During 2012, 2013 and 2014, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Short-term Liquidity and Capital Requirements

We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2015. Expected short-term uses of cash include funding of any increases in payday and installment loans, debt repayments, interest payments on outstanding debt, financing of branch improvements and small acquisitions, if any, and development of an Internet lending platform in the United States. Our credit facility matures on July 23, 2016.

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

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. In connection with the amendment to our prior credit agreement in November 2013, we were prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, our board of directors suspended the regular quarterly cash dividend. Our Current Credit Agreement (dated July 23, 2014), does not directly restrict the payment of dividends other that through compliance with various financial covenants. The declaration of dividends is subject to the discretion of our board of directors. The future determination as to the payment of cash dividends will depend on our operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of December 31, 2014, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.5 million, which leaves approximately $3.5 million that may yet be purchased under the current program, which expires June 30, 2015.

In third quarter 2014, we committed to a plan to sell our company-owned properties. These properties include (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and accompanying parking spaces.

In fourth quarter 2014, we completed the sale-leaseback of the three branch buildings. Pursuant to the agreements, we sold the three properties for an aggregate purchase price of $1.1 million, net of fees, and leased each building back over an initial lease term of 10 years. Under the terms of the lease agreements, we are classifying the leases as operating leases.

As of December 31, 2014, the building located in Kansas City, Kansas and the auto sales facility located in Overland Park, Kansas are classified as assets held for sale in the Consolidated Balance Sheets. The auto sales facility was sold in February 2015 for approximately $1.2 million. The building located in Kansas City, Kansas is currently listed for sale with a commercial broker and we anticipate that it will be sold within the next 12 months.

Long-term Liquidity and Capital Requirements

The following table summarizes our expected long-term capital requirements as of December 31, 2014.

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Non-cancelable operating lease commitments	$19,519	$8,730	$8,331	$1,603	$855
Reasonably assured renewals of operating leases	38,324	2,548	10,913	11,637	13,226
Uncertain tax positions	177		177
Revolving credit facility	12,000	12,000
Interest on revolving credit facility (a)	502	502
Long-term debt	3,415		3,415
Interest on subordinated debt	739	416	323

Total	$74,676	$24,196	$23,159	$13,240	$14,081

(a)	Represents estimated interest payments to be made on our revolving credit facility. Interest payments on the revolving credit facility are estimated based on the current interest rates at December 31, 2014, and assume that the balance remains constant through 2015.

As part of our business strategy, we consider acquisitions and strategic business expansion opportunities from time to time. We believe our current cash position, the availability under the credit facility and our expected cash flow from operations should provide the capital needed to fund internal growth opportunities, assuming no material acquisitions in 2015.

In response to changes in the overall market, over the past few years we have substantially reduced our branch expansion efforts. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. Historically, the average cost of capital expenditures to open a de novo branch is approximately $50,000. Existing branches require minimal ongoing capital expenditure, with the majority of any expenditure related to discretionary renovation or relocation projects.

Over the last several years, we have focused on minimizing discretionary spending as it relates to the look and feel of our branches. We expect to invest in a general branch update and refresh over the next two to three years. Depending on the results from various market tests, the cost to complete could range between $10,000 and $30,000 per branch.

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

In 2012, we introduced new installment loan products (signature loans and auto equity loans) to meet high customer demand for longer-term loan options. The growth and acceptance of these products by our customers has been very strong. We expect to continue the growth of our longer-term, centrally underwritten installment loan product by introducing it to additional branches within our branch network, where possible, by transitioning qualifying customers from shorter-term loan products and by actively marketing them to existing and potential customers. As these products progress, we will evaluate the capital requirements needed as these products are cash flow negative in the early stages due to the long term nature of the products, the larger original loan amounts and lower interest rate.

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. This arrangement is described in Note 12 to the consolidated financial statements included in Item 8 of this report.

Concentration of Risk

Our short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 22%, 15%, 5% and 5%, respectively, of total revenues for the year ended December 31, 2014. Our short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 31%, 14%, 7% and 6%, respectively, of total gross profit for the year ended December 31, 2014. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted above in the Executive Summary section of Item 7 of this report, we have experienced several negative effects to revenues and gross profit resulting from law changes in recent years.

In addition, there was an effort in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and November 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either election. For the year ended December 31, 2014, our Missouri branches accounted for approximately 22% and 31% of our total revenues and gross profits, respectively. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our Current Credit Agreement and our outstanding subordinated notes.

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

As of December 31, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

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

As of December 31, 2014, we had $15.4 million of indebtedness, of which $12.0 million is subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). If prevailing interest rates were to increase 1% (or 100 basis points) over the rates as of December 31, 2014, and the borrowings remained constant, our interest expense would have increased by $120,000 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework).

Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 11.	Executive Compensation

Incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

ITEM 14.	Principal Accounting Fees and Services

Incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements. The following financial statements, contained on pages 62 to 100 of this report, are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules. All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QC HOLDINGS, INC.

By:	/s/ DARRIN J. ANDERSEN
Darrin J. Andersen
President and Chief Executive Officer

Dated: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 12, 2015.

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
Chief Financial Officer
(Principal Financial and Accounting Officer)

QC Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

QC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QC Holdings, Inc. (a Kansas corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QC Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
March 12, 2015

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$12,685	$14,220
Restricted cash and other	1,076	950
Loans receivable, less allowance for losses of $8,272 at December 31, 2013 and $6,794 at December 31, 2014	57,349	55,744
Deferred income taxes	981	824
Assets held for sale	3,702	2,110
Prepaid expenses and other current assets	5,742	3,894

Total current assets	81,535	77,742

Non-current loans receivable, less allowance for losses of $2,171 at December 31, 2013 and $2,133 at December 31, 2014	6,332	5,603
Property and equipment, net	6,628	5,013
Intangible assets, net	1,560	835
Deferred income taxes	7,598	7,751
Other assets, net	4,451	4,555

Total assets	$108,104	$101,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$817	$638
Accrued expenses and other current liabilities	4,105	2,562
Accrued compensation and benefits	3,665	4,130
Deferred revenue	3,669	2,917
Debt due within one year	20,800	12,000

Total current liabilities	33,056	22,247

Long-term debt	3,282	3,415
Other non-current liabilities	5,860	5,482

Total liabilities	42,198	31,144

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,359,382 outstanding at December 31, 2013; 20,700,250 shares issued and 17,314,791 outstanding at December 31, 2014	207	207
Additional paid-in capital	62,976	61,561
Retained earnings	30,441	34,905
Treasury stock, at cost	(27,575)	(26,276)
Accumulated other comprehensive loss	(143)	(42)

Total stockholders’ equity	65,906	70,355

Total liabilities and stockholders’ equity	$108,104	$101,499

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Payday loan fees	$116,809	$110,239	$99,379
Installment interest and fees	19,678	31,655	38,488
Other	15,529	14,238	15,198

Total revenues	152,016	156,132	153,065

Operating expenses:
Salaries and benefits	34,305	34,255	33,199
Provision for losses	33,517	46,676	44,887
Occupancy	17,364	17,456	17,844
Depreciation and amortization	2,046	1,992	1,802
Other	11,463	12,489	14,821

Total operating expenses	98,695	112,868	112,553

Gross profit	53,321	43,264	40,512

Regional expenses	11,997	9,433	8,564
Corporate expenses	20,805	19,178	18,299
Depreciation and amortization	1,878	1,798	1,680
Interest expense	2,742	1,418	1,369
Impairment of goodwill and intangible assets	2,330	22,055
Other expense (income), net	(1,386)	819	2,170

Income (loss) from continuing operations before income taxes	14,955	(11,437)	8,430
Provision (benefit) for income taxes	6,078	(1,762)	3,351

Income (loss) from continuing operations	8,877	(9,675)	5,079
Gain (loss) from discontinued operations, net of income tax	(3,504)	(4,318)	266

Net income (loss)	$5,373	$(13,993)	$5,345

Weighted average number of common shares outstanding:
Basic	17,169	17,370	17,484
Diluted	17,226	17,370	17,512

Earnings (loss) per share:
Basic:
Continuing operations	$0.50	$(0.55)	$0.29
Discontinued operations	(0.20)	(0.24)	0.01

Net income (loss)	$0.30	$(0.79)	$0.30

Diluted:
Continuing operations	$0.50	$(0.55)	$0.29
Discontinued operations	(0.20)	(0.24)	0.01

Net income (loss)	$0.30	$(0.79)	$0.30

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income (loss)	$5,373	$(13,993)	$5,345
Other comprehensive income (loss):
Reclassification adjustment for amounts included in net income related to derivative instrument	275
Foreign currency translation	180	(341)	101

Total comprehensive income (loss)	$5,828	$(14,334)	$5,446

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2013 and 2014

(in thousands)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (income) loss	Total stockholders’ equity
Balance, December 31, 2011	16,999	$207	$66,623	$45,282	$(32,623)	$(257)	$79,232
Net income				5,373			5,373
Common stock repurchases	(213)				(791)		(791)
Dividends to stockholders				(3,562)			(3,562)
Issuance of restricted stock awards	370		(3,231)		3,231		—
Stock-based compensation expense			1,749				1,749
Stock option exercises	26		(174)		225		51
Tax impact of stock-based compensation			(161)				(161)
Reclassification of amount included in net income related to derivative instrument						275	275
Foreign currency trranslation						180	180

Balance, December 31, 2012	17,182	207	64,806	47,093	(29,958)	198	82,346
Net loss				(13,993)			(13,993)
Common stock repurchases	(167)				(523)		(523)
Dividends to stockholders				(2,659)			(2,659)
Issuance of restricted stock awards	344		(2,906)		2,906		—
Stock-based compensation expense			1,192				1,192
Tax impact of stock-based compensation			(116)				(116)
Foreign currency translation						(341)	(341)

Balance, December 31, 2013	17,359	207	62,976	30,441	(27,575)	(143)	65,906
Net income				5,345			5,345
Common stock repurchases	(266)				(525)		(525)
Dividends to stockholders				(881)			(881)
Issuance of restricted stock awards	222		(1,824)		1,824		—
Stock-based compensation expense			577				577
Tax impact of stock-based compensation			(168)				(168)
Foreign currency translation						101	101

Balance, December 31, 2014	17,315	$207	$61,561	$34,905	$(26,276)	$(42)	$70,355

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$5,373	$(13,993)	$5,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,284	3,922	3,482
Provision for losses	46,208	54,172	44,950
Deferred income taxes	1,902	(6,026)	(50)
Non-cash interest expense	1,301	501	481
Gain from non-cash adjustment to contingent consideration	(1,125)
Loss (gain) from foreign currency transaction	(263)	517	554
Loss on debt extinguishment		116
Gain on cash surrender value of life insurance	(351)	(532)	(135)
Loss on disposal of property and equipment	384	548	1,531
Loss from sale of assets of automotive business		256
Gain on settlement of life insurance policy	(739)
Loss from sale of automotive loans receivable	2,554	985
Loss on impairment of goodwill and intangible assets	2,330	22,734
Stock-based compensation	1,749	1,192	577
Changes in operating assets and liabilities:
Loans, interest and fees receivable, net	(47,782)	(60,757)	(42,749)
Proceeds from sale of automotive loans receivable	10,782	173
Prepaid expenses and other current assets	1,727	1,515	674
Other assets	687	165	31
Accounts payable	1,827	(1,236)	(178)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(4,897)	(2,707)	(1,420)
Income taxes	(2,435)	1,825	268
Other non-current liabilities	298	(317)	(2)

Net operating	23,814	3,053	13,359

Cash flows from investing activities:
Purchase of property and equipment	(3,373)	(2,895)	(2,379)
Proceeds from sale of automotive business		5,926
Proceeds from sale of property and equipment	40	123	1,116
Changes in restricted cash and other	1,099		126
Proceeds from settlement of life insurance policy	739

Net investing	(1,495)	3,154	(1,137)

Cash flows from financing activities:
Borrowings under credit facility	35,200	17,800	17,500
Payments on credit facility	(24,700)	(26,500)	(21,800)
Borrowings on long-term debt		9,000
Repayments of long-term debt	(32,000)	(4,500)	(4,500)
Payments for debt issuance costs	(159)	(122)	(306)
Dividends to stockholders	(3,562)	(2,659)	(881)
Repurchase of common stock	(791)	(523)	(525)
Exercise of stock options	51

Net financing	(25,961)	(7,504)	(10,512)

Effect of exchange rate changes on cash and cash equivalents	28	(142)	(175)

Cash and cash equivalents
Net increase (decrease)	(3,614)	(1,439)	1,535
At beginning of year	17,738	14,124	12,685

At end of year	$14,124	$12,685	$14,220

See accompanying notes to consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS

QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily payday loans and installment loans) through its retail branches and Internet lending operations. The Company also provides other financial products and services, such as credit services, open-end credit, check cashing services, title loans, prepaid debit cards, money transfers, money orders and business invoice factoring.

All of the Company’s loans and other services are subject to state regulation, which vary from state to state, as well as to the Consumer Financial Protection Bureau (CFPB) and other federal and local regulation, where applicable. As of December 31, 2014, the Company operated 409 branches with locations in Alabama, Arizona, California, Colorado, Idaho, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

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

In recent years, the Company has expanded its product offerings to include various types of installment loans (branch-based, signature and auto equity). Branch-based installment loans are similar to payday loans in principal amount, fees and interest, but allow customers to repay the loan in bi-weekly installments. Signature loans and auto equity loans are higher-dollar and longer-term installment loans that are centrally underwritten and distributed through the Company’s existing branch network. As of December 31, 2014, the Company offered the installment loan products to its customers in Arizona, California, Colorado, Idaho, Illinois, Missouri, New Mexico, Texas, Utah and Wisconsin. The installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the type of installment loan, amount borrowed and the term of the loan. Generally, the amount that the Company advances under an installment loan ranges from $400 to $4,000.

The following table summarizes the average principal amount of each type of installment loan product originated during 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Branch-Based	$537	$593	$604
Signature	1,725	1,834	1,845
Auto Equity	3,188	3,300	3,421

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, the Company entered into the buy here, pay here segment of the used automotive market in connection with ongoing efforts to evaluate alternative products that serve the Company’s customer base. In December 2013, the Company sold its automotive business to a buyer for approximately $6.0 million. All revenue, expenses and income reported herein have been adjusted to reflect reclassification of the discontinued automotive business unit. See additional information in Note 6.

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

With respect to the open-end product, the Company earns interest on the outstanding balance. The open-end product in Virginia also includes a monthly non-refundable membership fee and the customer is granted a grace period of 25 days to repay the loan without incurring any interest.

The Company recognizes revenues for its other consumer financial products and services, which includes check cashing, money transfers and money orders, at the time those services are rendered to the customer, which is generally at the point of sale.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of “Other” revenues as reported in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Credit service fees	$6,731	$6,192	$5,097
Check cashing fees	3,063	2,750	2,560
Title loan fees	2,677	789	310
Open-end credit fees	675	2,092	4,733
Other fees	2,383	2,415	2,498

Total	$15,529	$14,238	$15,198

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates the estimated fair value at December 31, 2013 and 2014. Substantially all cash balances are in excess of federal deposit insurance limits.

Restricted Cash and Other. Restricted cash and other includes cash in certain money market accounts and certificates of deposit. The carrying amount of restricted cash and other approximates the estimated fair value at December 31, 2013 and 2014. The cash balances are restricted primarily due to licensing requirements in certain states.

Loans Receivable, Provision for Losses and Allowance for Loan Losses. When the Company enters into a payday loan with a customer, the Company records a loan receivable for the amount loaned to the customer plus the fee charged by the Company, which varies from state to state based on applicable regulations.

The following table summarizes certain data with respect to the Company’s payday loans:

	Year Ended December 31,
	2012	2013	2014
Average amount of cash provided to customer	$321.55	$325.72	$326.34
Average fee received by the Company	$57.71	$59.30	$59.07
Average term of loan (days)	18	18	18

When the Company enters into an installment loan with a customer, the Company records a loan receivable for the amount loaned to the customer. At each period end, the Company records any accrued fees and interest as a receivable, which vary from state to state based on applicable regulations.

The Company records a provision for losses associated with uncollectible loans. For payday loans, all accrued fees, interest and outstanding principal are charged off on the date the Company receives a returned check, a rejected ACH or denied debit card submission, generally within 14 days after the due date of the payday loan. Accordingly, payday loans included in the receivable balance at any given point in time are typically not older than 30 days. These charge-offs are recorded as expense through the provision for losses. Any recoveries on losses previously charged to expense are recorded as a reduction to the provision for losses in the period recovered. With respect to title loans, no additional fees or interest are charged after the loan has defaulted, which generally occurs after attempts to contact the customer have been unsuccessful. Based on state regulations and operating procedures, the Company stops accruing interest on installment loans between 60 to 90 days after the last payment.

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

The methodology for estimating the allowance for payday and title loan losses utilizes a four-step approach, which reflects the short-term nature of the loan portfolio at each period-end, the historical collection experience in the month following each reporting period-end and any fluctuations in recent general economic conditions. First, the Company computes the loss/volume ratio for the last month of each reporting period. The loss/volume ratio represents the percentage of aggregate net payday and title loan charge-offs to total payday and title loan volumes during a given period. Second, the Company computes an adjustment to this percentage to reflect the collections experience in the month immediately following the reporting period-end. To estimate collections experience, the Company computes an average of the change in the loss/volume ratio from the last month of each reporting period to the immediate subsequent month-end for each of the last three years (excluding the current year). This change is then added to, or subtracted from, the loss/volume ratio computed for the last month of the current reporting period to derive an experience-adjusted loss/volume ratio. Third, the period-end gross payday and title loans receivable balance is multiplied by the experience-adjusted loss/volume ratio to determine the initial estimate of the allowance for loan losses. Fourth, the Company reviews and evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, including, among others, known changes in state regulations or laws, changes to the Company’s business and operating structure, and geographic or demographic developments. In connection with the Company’s decision in 2013 to close 35 branches during the first half of 2014, the Company recorded a $1.0 million qualitative adjustment to increase its allowance for loan losses as of December 31, 2013. As of December 31, 2014, the Company determined that no qualitative adjustment to the allowance for payday loan losses was necessary.

The Company maintains an allowance for installment loans at a level it considers sufficient to cover estimated losses in the collection of its installment loans. The allowance calculation for installment loans is based upon historical charge-off experience (using a trailing average of charge-offs to total volume that approximates the average term of the underlying type of installment loan) and qualitative factors, with consideration given to recent credit loss trends and economic factors. In connection with the Company’s decision in 2013 to close 35 branches during the first half of 2014, the Company recorded a $262,000 qualitative adjustment to increase its allowance for loan losses as of December 31, 2013. As of December 31, 2014, the Company determined that no qualitative adjustment to the allowance for installment loan losses was necessary.

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

On occasion, the Company will sell certain payday loan receivables that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries noted above. The following table summarizes cash received from the sale of these payday loan receivables (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cash received from sale of payday loan receivables	$685	$540	$772

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets Held for Sale. Assets held for sale represent buildings, land and leasehold improvements for locations that have met the criteria of “held for sale” accounting. In third quarter 2014, the Company committed to a plan to sell its company-owned properties. These properties included (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas which includes three buildings and accompanying parking spaces. These assets were reclassified to assets held for sale in the accompanying balance sheet as of December 31, 2013. The Company ceased depreciation on these properties during third quarter 2014.

The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. In 2014, the Company recorded impairment charges totaling $502,000 to reduce the carrying amount of certain properties held for sale to the property’s estimated fair value less estimated costs to sell. The impairment charges consisted of $291,000 on the two branch buildings located in Grandview, Missouri and Jackson Mississippi and $211,000 on the auto sales facility.

In fourth quarter 2014, the Company completed a sale-leaseback of the three branch buildings to an unrelated third party. Pursuant to the agreements entered into, the Company sold the three properties for an aggregate purchase price of $1.1 million, net of fees, and leased each building back over an initial lease term of 10 years. The net book value of the properties sold was approximately $1.0 million and the Company recorded a gain of approximately $32,000. Under the terms of the lease agreements, the Company is classifying the leases as operating leases.

As of December 31, 2014, the building located in Kansas City, Kansas and the auto sales facility located in Overland Park, Kansas are classified as assets held for sale in the Consolidated Balance Sheets and the assets were listed for sale with a commercial broker. The Company anticipates that these properties will be sold within the next 12 months.

Software. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated useful life. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred. Costs for the development of internal use software totaled $1.3 million, $1.0 million and $289,000 for the years

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ending December 31, 2012, 2013 and 2014, respectively. The Company assesses the recoverability of the carrying amount of capitalized software when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 9 for additional information on impairment of capitalized software.

Advertising Costs. Advertising costs, including related printing, postage, referral fees, coupons and search engine marketing, are charged to operations when incurred. Advertising expense was $3.8 million, $3.5 million and $5.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Goodwill and other intangible assets having indefinite useful lives are tested for impairment using a fair-value based approach on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company evaluates goodwill at the reporting unit level and performs its annual goodwill and indefinite life impairment test as of December 31 for all reporting units. The Company uses a discounted cash flows approach to compute the fair value of its reporting units. The Company tests trade names with indefinite lives for impairment by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name. Other factors that are considered important in determining whether an impairment of goodwill for indefinite lived intangible assets might exist include significant continued underperformance compared to peers, significant changes in the Company’s business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated.

As of December 31, 2013, the Company had two reporting units with goodwill and indefinite lived intangible assets that required testing. These units included the branch lending operations in the United States and the Canadian Internet lending operations (Direct Credit). In 2013, the Company recorded a charge of $21.4 million to impair all of the goodwill associated with its Branch Lending reporting unit and its Direct Credit reporting unit. In addition, the Company performed an impairment test on its indefinite lived intangible assets as of December 31, 2013 and determined that the indefinite lived intangibles of its Direct Credit reporting unit were impaired and as a result, the Company recorded a non-cash impairment charge of $669,000. As of December 31, 2014, the Company did not have any goodwill to test. The Company tested the remaining indefinite lived intangible asset of its Direct Credit reporting unit as of December 31, 2014, and determined there was no impairment. See additional information in Note 10.

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

Earnings per Share. The Company computes basic and diluted earnings per share using a two-class method because the Company has participating securities in the form of unvested share-based payment awards with

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights to receive non-forfeitable dividends. Basic and diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The effect of stock options and unvested restricted stock represent the only differences between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation for each period presented. See additional information in Note 15.

Stock-Based Compensation. The Company recognizes in its financial statements compensation cost relating to share-based payment transactions. The stock-based compensation expense is recognized as expense over the requisite service period, which is the vesting period. See additional information in Note 16.

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

From time to time, the Company enters into transactions for which the tax treatment under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with accounting guidance for income tax uncertainties. The Company records income tax uncertainties that are estimated to take more than 12 months to resolve as non-current. Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. See additional information in Note 13.

Treasury Stock. The Company’s board of directors periodically authorizes the repurchase of the Company’s common stock. The Company’s repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares held in treasury stock may be used for corporate purposes, including shares issued to employees as part of the Company’s stock-based compensation programs. When treasury shares are reissued, the Company uses the average cost method. The Company had 3.3 million and 3.4 million shares of common stock held in treasury at December 31, 2013 and 2014, respectively.

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

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Debt is reported at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2013 and 2014, the fair value of the Company’s outstanding indebtedness approximated the carrying value.

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

In 2011, the Company terminated an interest rate swap agreement that was previously entered into as a cash flow hedge to interest rate fluctuations under a prior credit facility. The Company’s net loss on terminating the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swap agreement was $343,000 and this amount was deferred in accumulated other comprehensive income and amortized into earnings as an increase to interest expense over the original term of the hedged transaction, which was scheduled to terminate in 2012. For the year ended December 31, 2012, the Company recorded interest expense totaling approximately $275,000, related to the termination of the swap agreement.

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

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance on revenue recognition which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. This guidance will become effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

NOTE 4—RESTRUCTURING AND OTHER EXIT COSTS

Restructuring. In January 2013, the Company announced a restructuring plan for the organization primarily due to a decline in loan volumes over the past few years as a result of shifting customer demand, the poor economy, regulatory changes and increasing competition in the short-term credit industry. The restructuring plan

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2013, the Company closed two of its lower performing branches by consolidating each of those branches into a nearby branch. In December 2013, the Company decided it would close or sell 35 underperforming branches during first half of 2014. The Company recorded approximately $364,000 in pre-tax charges during the year ended December 31, 2013 associated with branch closures. The charges included a $247,000 loss for the disposition of fixed assets, $74,000 for lease terminations and other related occupancy costs, $32,000 in severance and benefit costs and $11,000 for other costs.

During the year ended December 31, 2014, the Company closed 21 of the 35 branches discussed above. The Company decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. In addition, the Company closed two branches in August 2014 that were not consolidated into nearby branches. The Company recorded approximately $280,000 in pre-tax charges during year ended December 31, 2014, associated with the closings. The charges included $166,000 for lease terminations and other related occupancy costs, $109,000 in severance and benefit costs and $5,000 loss for the disposition of fixed assets.

With respect to the branch closings in 2012, 2013 and 2014, a significant portion of the operations and closing costs are included as discontinued operations (see additional information in Note 6). When ceasing operations in Company branches under operating leases, the Company incurs certain lease contract termination costs. Accordingly, in cases where the lease contract specifies a termination fee due to the landlord, the Company records such expense at the time written notice is given to the landlord. In cases where terms, including termination fees, are yet to be negotiated with the landlord or in cases where the landlord does not allow the Company to prematurely exit its lease, but allows for subleasing, the Company estimates the fair value of any assumed sublease income that can be generated from the location and records as an expense the excess of remaining lease payments to the landlord over the projected sublease income at the cease-use date.

NOTE 5—FAIR VALUE MEASUREMENTS

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2013 and December 31, 2014.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the type of asset. When the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate, impairment is recognized in an amount by which the carrying amount of the assets exceeds the fair value.

The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. As of December 31, 2014, assets held for sale include the building located in Kansas City, Kansas and the auto sales facility. With respect to the auto sales facility held for sale, the Company recorded an impairment charge of $211,000 during 2014 to reduce the carrying amount of the property to its estimated fair value less estimated costs to sell.

The following table presents fair value measurements of certain assets on a non-recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements			Total gains (losses)
	Level 1	Level 2	Level 3
Assets held for sale	$—	$—	$1,176	$(211)

The Company evaluates its goodwill and indefinite life intangibles as part of its annual impairment testing. For the year ended December 31, 2013, the Company recorded a $21.4 million non-cash impairment charge to goodwill, which included $15.7 million to its Branch Lending reporting unit and $5.7 million to its Direct Credit reporting unit. In addition, it was determined that the trade name intangible asset associated with the acquisition of Direct Credit in September 2011 was impaired. For the year ended December 31, 2013, the Company recorded a non-cash impairment charge of $669,000.

During the year ended December 31, 2013, the Company recorded an impairment of $244,000 on fixed assets in connection with the 35 branches the Company had scheduled to close during first half of 2014. The fair value measurements used to determine the impairments were based on the market approach based on liquidation prices of comparable assets.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DISCONTINUED OPERATIONS

Summarized financial information for discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2012	2013	2014
Total revenues	$37,584	$20,853	$1,952
Provision for losses (a)	12,691	7,496	63
Other expenses	26,104	16,842	1,754

Gross profit (loss)	(1,211)	(3,485)	135
Other, net (b)	(4,351)	(3,184)	132

Gain (loss) before income taxes	(5,562)	(6,669)	267
Provision (benefit) for income taxes	(2,058)	(2,351)	1

Gain (loss) from discontinued operations, net of income taxes	$(3,504)	$(4,318)	$266

(a)	In 2012 and 2013, the provision for loss amount includes $5.7 million and $6.2 million, respectively, from the discontinued automobile business.
(b)	In 2013, other, net includes a $679,000 impairment charge to goodwill and intangible assets.

Sale of Automotive Business. In September 2013, the Company approved a plan to discontinue its automotive business. The operating environment for the Company’s automotive business had become increasingly challenging and operating results more volatile over the past several quarters, given the difficult general economic climate. In light of these circumstances, the Company elected to discontinue its automotive business in order to focus on its consumer lending operations in the U.S. and Canada. In December 2013, the Company completed the disposition of certain assets of its automotive business through an agreement (Purchase Agreement) with an unaffiliated buyer for approximately $6.0 million. The members of the buyer group include (as minority owners) the daughter and son-in-law of Mary Lou Early, the Vice Chairman of the Board of Directors of QC Holdings, Inc., (which individuals are also the sister and brother-in-law of Darrin J. Andersen, the President and Chief Executive Officer of QC Holdings, Inc.). The Company believes that the terms of this transaction with the related parties described above was negotiated at arm’s length and were no less favorable to the Company than terms it could have obtained from unrelated third parties.

The Purchase Agreement provided for the sale of certain assets primarily consisting of loans receivable, automobile inventory, fixed assets and other assets. In addition, the Buyer hired a significant number of the Company’s automotive business personnel. The Buyer assumed no liabilities in conjunction with the purchase of those assets, other than lease obligations for the four buy-here, pay-here locations previously leased by the Company. The Company also entered into a lease agreement with Buyer for the one location that is owned by the Company. To facilitate the willingness of one landlord to enter into a new lease with Buyer, the Company guaranteed the rental obligations of Buyer for 12 months of the lease. The aggregate rental obligation under the lease during the guaranteed period was approximately $36,000.

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

In the third quarter of 2013, prior to the annual impairment assessment, the Company performed an interim goodwill impairment assessment relative to the goodwill associated with the reporting unit that included the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

automotive business. Based on the assessment, the Company determined that the fair value of this reporting unit was less than the carrying value and therefore performed the second step of the goodwill impairment assessment, which requires estimating the fair values of the reporting unit’s net identifiable assets and calculating the implied fair value of goodwill. The fair value of this reporting unit was determined by a market approach. The implied fair value of goodwill was determined to be zero and, therefore, recorded goodwill was impaired and a non-cash impairment charge of $671,000 was recognized in the third quarter of 2013. The goodwill impairment was primarily a result of lower forecasted margins and increased working capital requirements within this reporting unit. In addition, the Company recorded a non-cash impairment charge for amortizable intangible assets totaling $8,000.

The asset fair values utilized in the impairment assessments discussed above were determined using Level 3 inputs as defined by accounting guidance.

All revenue and expenses reported for each period herein have been adjusted to reflect reclassification of the discontinued automotive business. Discontinued operations include the revenue and expenses which can be specifically identified with the automotive business, and excludes any allocation of general administrative corporate costs, except interest expense. The automotive business was previously accounted for as a reportable segment.

Sale of Automobile Receivables. In December 2012, the Company completed two transactions involving $17.2 million principal amount of its automobile loans receivable. The Company received approximately $11.9 million in cash proceeds in exchange for relinquishing its right, title and interest in the automobile loans receivable. The Company used the net proceeds it received to make a prepayment on the $32 million term loan under its credit agreement. The Company was subject to recourse provisions, which required it to repurchase certain automobile loans receivable in the event of a default. The recourse period ended on May 9, 2013. As of December 31, 2013, the balance of the recourse liability was approximately $0. During the year ended December 31, 2013, the Company recorded a loss of approximately $522,000 as a result of the recourse provisions.

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

Closure of Branches. In 2012, the Company closed 20 branches that were not consolidated into nearby branches and decided it would close 38 branches during the first half of 2013. In December 2013, the Company decided it would close or sell an additional 35 underperforming branches during first half of 2014. During 2014, the Company closed 21 of these branches and decided not to sell any branches, thereby keeping 14 of the 35 branches open and fully operational. In addition, the Company closed two branches in August 2014 that were not consolidated into nearby branches. The branches closed are reported as discontinued operations in the Consolidated Statements of Operations and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—SEGMENT INFORMATION

The Company’s operating units offer various financial services. The Company reports on its business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer payday loans, installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Year Ended December 31, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$126,525	$19,418	$7,122	$153,065
Provision for losses	28,556	14,286	2,045	44,887
Other expenses	61,505	2,015	4,146	67,666

Gross profit	36,464	3,117	931	40,512
Other, net (a)	(26,356)	(2,647)	(3,079)	(32,082)

Income (loss) from continuing operations before taxes	$10,108	$470	$(2,148)	$8,430

	Year Ended December 31, 2013
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$137,352	$11,552	$7,228	$156,132
Provision for losses	34,646	8,758	3,272	46,676
Other expenses	61,547	1,260	3,385	66,192

Gross profit	41,159	1,534	571	43,264
Impairment of goodwill and intangible assets	(15,684)		(6,371)	(22,055)
Other, net (a)	(27,487)	(1,697)	(3,462)	(32,646)

Loss from continuing operations before taxes	$(2,012)	$(163)	$(9,262)	$(11,437)

	Year Ended December 31, 2012
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total
Total revenues	$140,873	$3,075	$8,068	$152,016
Provision for losses	28,871	1,842	2,804	33,517
Other expenses	61,105	653	3,420	65,178

Gross profit	50,897	580	1,844	53,321
Impairment of goodwill and intangible assets	(600)		(1,730)	(2,330)
Other, net (a)	(33,497)	(516)	(2,023)	(36,036)

Income (loss) from continuing operations before taxes	$16,800	$64	$(1,909)	$14,955

(a)	Represents expenses not associated directly with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues. For the year ended December 31, 2012, the E-Lending segment includes a gain of $1.1 million for the reduction of the contingent consideration liability associated with the acquisition of Direct Credit in 2011.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,
	2013	2014
Branch Lending	$90,141	$84,009
Centralized Lending	11,495	11,467
E-Lending	6,468	6,023

Balance at end of year	$108,104	$101,499

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

NOTE 8—CUSTOMER RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The current portion of loans receivable consisted of the following (in thousands):

	December 31, 2013	December 31, 2014
Current portion:
Payday and title loans	$42,813	$37,326
Installment loans	17,470	17,745
Other	5,338	7,467

Gross current portion of customer receivables	65,621	62,538
Less: Allowance for losses	(8,272)	(6,794)

Total current portion of customer receivables, net	$57,349	$55,744

As of December 31, 2013 and 2014, non-current loans receivable consists entirely of installment loans.

Credit quality information. In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term payday and title loans, installment loans and open-end credit products. The allowance for losses on consumer loans offsets the outstanding loan amounts in the Consolidated Balance Sheets.

The Company had approximately $9.7 million in installment loans receivable that were past due as of December 31, 2014 and approximately 45.7% of this amount was more than 60 days past due. The Company had approximately $7.8 million in installment loans receivable past due as of December 31, 2013 and approximately 36.8% of this amount was more than 60 days past due.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2012	2013	2014
Balance, beginning of year	$3,908	$7,045	$10,443
Charge-offs	(65,377)	(75,581)	(76,786)
Recoveries	30,398	34,607	31,902
Effect of foreign currency translation	2	(4)	(5)
Provision for losses	38,114	44,376	43,373

Balance, end of year	$7,045	$10,443	$8,927

The provision for losses in the Consolidated Statements of Operations includes losses associated with the CSO (see note 12 for additional information) and excludes loss activity related to discontinued operations (see note 6 for additional information).

The following table summarizes the activity in the allowance for loan losses by product type during the years ended December 31, 2013 and 2014 (in thousands):

	Year Ended December 31, 2014
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of year	$2,867	$6,092	$1,484	$10,443
Charge-offs	(49,430)	(23,202)	(4,154)	(76,786)
Recoveries	29,238	2,664		31,902
Effect of foreign currency translation			(5)	(5)
Provision for losses	18,685	20,476	4,212	43,373

Balance, end of year	$1,360	$6,030	$1,537	$8,927

	Year Ended December 31, 2013
	Payday and Title Loans	Installment Loans	Other	Total
Balance, beginning of year	$3,211	$3,435	$399	$7,045
Charge-offs	(57,107)	(17,056)	(1,418)	(75,581)
Recoveries	32,005	2,418	184	34,607
Effect of foreign currency translation			(4)	(4)
Provision for losses	24,758	17,295	2,323	44,376

Balance, end of year	$2,867	$6,092	$1,484	$10,443

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2014
Furniture and equipment	$22,959	$22,280
Leasehold improvements	17,386	16,644
Vehicles	966	865

	41,311	39,789
Less: Accumulated depreciation and amortization	(34,683)	(34,776)

Total	$6,628	$5,013

In third quarter 2014, the Company decided to terminate an agreement with a vendor who was assisting with the development of an automated decision-engine software as part of a new underwriting platform for the Company’s single-pay loans. In connection with this decision and the fact that the software is no longer effectively serving its stated purposes, the Company performed an analysis to determine the fair value of the capitalized costs related to the software. The Company determined that the fair value of the vendor’s software was zero as the software could not be sold by the Company nor would the software be used by the Company on an ongoing basis. As a result, the Company recorded an impairment loss of approximately $1.0 million during 2014 associated with writing off the carrying amount of the capitalized costs associated with the software.

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2013, the balance of the deferred liability was approximately $214,000, of which $158,000 was classified as a non-current liability. As of December 31, 2014, the balance of the deferred liability was approximately $158,000 of which $102,000 is classified as a non-current liability.

Depreciation and amortization expense for property and equipment totaled $3.0 million, $2.9 million and $2.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill. As of December 31, 2013 and 2014, the Company did not have any goodwill. The Company performed its annual impairment test as of December 31, 2013 and determined that the fair values of both the Branch Lending and Direct Credit reporting units did not exceed their respective carrying amounts. The amount of impairment for each reporting unit was calculated by comparing the reporting unit’s implied fair value of goodwill to its carrying amount, which requires an allocation of the fair value determined in the step one analysis to the individual assets and liabilities of each reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. The test results showed that the implied fair value of the goodwill for each reporting unit was a negative amount after the allocation of the fair value to the individual assets and liabilities of each reporting unit and thus, a full impairment of goodwill was recorded for each reporting unit. The following table summarizes by reportable segment the changes in the carrying amount of goodwill for the year ended December 31, 2013 (in thousands):

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

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,
	2013	2014
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	1,413	275

Gross carrying amount	4,016	2,878
Less: Accumulated amortization	(3,150)	(2,675)

Amortized intangible assets	866	203
Effect of foreign currency translation	2	(60)

Total intangible assets, net	$1,560	$835

The Company tests trade names with indefinite lives for impairment annually by comparing the book value to a fair value calculated using a discounted cash flow approach on a presumed royalty rate derived from the revenues related to the trade name. No impairment of intangible assets was recognized during 2014.

Based on testing results for 2013, the Company concluded that the indefinite lived intangible assets associated with the acquisition of Direct Credit were impaired and recorded an impairment charge of $669,000 to reduce the value of the indefinite lived intangible assets.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the results from its 2012 impairment testing, the Company concluded that the trade name associated with the acquisition of ECA was impaired and recorded an impairment charge of $600,000 to reduce the value of the trade name intangible asset. During 2012, the Company closed the majority of its ECA branches due to a change in the payday loan law in South Carolina in 2009 that had negatively impacted revenues and gross profits in those branches.

The amortization of definite lived intangible assets for customer relationships and non-compete agreements is recorded as amortization expense. The deferred debt issue costs are amortized to interest expense over the life of the related debt instruments. The following table summarizes the amortization of definite lived intangible assets during the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Customer relationships and non-compete agreements	$913	$861	$605
Debt issue costs	550	489	348

Total	$1,463	$1,350	$953

As of December 31, 2014, the intangible assets recorded for customer relationships and non-compete agreements were fully amortized. The following table summarizes the estimated annual interest expense for debt issue costs recorded as of December 31, 2014 (in thousands):

December 31, 2014
2015	$130
2016	73

Total	$203

NOTE 11—INDEBTEDNESS

Credit Agreement. The following table summarizes long-term debt at December 31, 2013 and December 31, 2014 (in thousands):

	December 31, 2013	December 31, 2014
Revolving credit facility	$16,300	$12,000
Term loan	4,500
Senior subordinated notes	3,282	3,415

Total debt	24,082	15,415
Less current portion of debt	(20,800)	(12,000)

Long-term debt	$3,282	$3,415

On July 23, 2014, the Company entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The amendment increases the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). As of December 31, 2014, the Company was in compliance with these covenants.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average interest rate for borrowings under the revolving line of credit at December 31, 2013 and 2014 was 4.1% and 4.0%, respectively.

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

In December 2013, the Company sold substantially all the assets of its automotive business to Buyer for a cash purchase price of approximately $6.0 million paid at closing. In accordance with certain amendments to the Company’s credit facility, the Company used $3.0 million of the sale proceeds to make a mandatory prepayment on its term loan. As of December 31, 2013, the balance of the term loan was $4.5 million. The balance of the term loan was paid in full during 2014.

Subordinated Debt. Under the prior credit agreement, the lenders required that the Company issue $3.0 million of senior subordinated notes. On September 30, 2011, the Company issued $2.5 million initial principal amount of senior subordinated notes to the Chairman of the Board of the Company. The remaining $500,000 principal amount of subordinated notes was issued to another stockholder of the Company, who is not an officer or director of the Company. As a condition to entering into the Current Credit Agreement, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. The subordinated notes are subject to prepayment at the option of the Company, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control. The subordinated notes contain events of default tied to the Company’s total debt to total capitalization ratio and total debt to EBITDA ratio. As of December 31, 2014, the Company was in compliance with these covenants. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, the Company may not declare or pay any cash dividend or distribution of cash or other property (other than equity securities of the Company) on its capital stock. As of December 31, 2013 and December 31, 2014, the balance of the subordinated notes was approximately $3.3 million and $3.4 million, respectively.

The following table summarizes future principal payments of indebtedness at December 31, 2014 (in thousands):

December 31, 2014
2015	$12,000
2016	3,415

Total	$15,415

NOTE 12—CREDIT SERVICES ORGANIZATION

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

As of December 31, 2013 and December 31, 2014, the consumers had total loans outstanding with the lender of approximately $2.8 million and $1.5 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued liabilities was approximately $985,000 as of December 31, 2013 and $380,000 as of December 31, 2014. In 2013, the products offered to consumers in Texas were expanded to include an installment loan product and a new online loan product. Consistent with the Company’s historical experience, losses associated with new product offerings are significantly higher during the initial launch of the product compared to long-term expectations. As a result of this experience and the Company’s guarantee of losses under the CSO model, the liability for estimated losses was significantly increased during 2013.

The following table summarizes the activity in the liability for CSO loan losses during the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31,
CSO liability:	2012	2013	2014
Balance, beginning of year	$90	$100	$985
Charge-offs	(3,224)	(3,448)	(2,751)
Recoveries	889	719	569
Provision for losses	2,345	3,614	1,577

Balance, end of year	$100	$985	$380

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$1,111	$375	$2,684
State	102	160	300
Foreign	196	480	417

Total Current	1,409	1,015	3,401

Deferred:
Federal	4,220	(1,774)	358
State	568	(239)	47
Foreign	(119)	(764)	(455)

Total Deferred	4,669	(2,777)	(50)

Total provision (benefit) for income taxes	$6,078	$(1,762)	$3,351

Income (loss) from continuing operations:
Domestic	$15,219	$(4,396)	$8,400
Foreign	(264)	(7,041)	30

Income (loss) from continuing operations before income taxes	$14,955	$(11,437)	$8,430

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2013	2014
Deferred tax assets related to:
Allowance for loan losses	$7,419	$6,168
Accrued rent	666	499
Stock-based compensation	2,301	2,147
Unused state tax credits	1,054	1,089
Book reserves	458	411
Deferred compensation and other employee benefits	1,785	1,952
Accrued legal	142	53
Foreign net operating loss carry-forwards	379	456
Goodwill and intangible assets	2,895	2,371
Property and Equipment		384
Other	443	616

Total gross deferred tax assets	17,542	16,146
Less: valuation allowance	(1,054)	(1,089)

Net deferred tax assets	16,488	15,057

Deferred tax liabilities related to:
Property and equipment	(96)
Loans receivable, tax value	(7,538)	(6,226)
Prepaid assets	(275)	(256)

Gross deferred tax liabilities	(7,909)	(6,482)

Net deferred tax asset	$8,579	$8,575

The Company has state tax credit and various loss carry-forwards of approximately $1.8 million and $1.8 million as of December 31, 2013 and December 31, 2014, respectively. The deferred tax asset related to these credits and carry-forwards is approximately $1.1 million and $1.1 million as of December 31, 2013 and December 31, 2014, respectively. The Company’s ability to utilize a significant portion of the state tax credit carry-forwards is dependent on its ability to meet certain criteria imposed by the state for each subsequent year in which any portion of the credit is utilized. Until certification to utilize these credits is received, the Company believes that it is not more likely than not that the benefit of these credits will be realized. The loss carry-forwards can only be utilized against income of a certain character and the tax liabilities of specific subsidiaries in specific jurisdictions, one of which included a discontinued operation. Absent future taxable income of the appropriate character and taxable income in those jurisdictions, it is not more likely than not that the carry-forwards will be utilized. Accordingly, a valuation allowance in the amount of $1.1 million and $1.1 million has been established at December 31, 2013 and December 31, 2014, respectively. The Company also has gross foreign net operating loss carry-forwards of approximately $1.8 million that generally expire in 16—20 years. The Company believes it is more likely than not that these carry-forwards will be utilized prior to their expiration. Accordingly, no valuation allowance for the related deferred tax asset has been recognized.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences between the Company’s effective income tax rate computed for income (loss) from continuing operations and the statutory federal income tax rate are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Income tax expense (benefit) using the statutory federal rate in effect	$5,234	$(4,003)	$2,866
Tax effect of:
State and local income taxes, net	436	(52)	229
Goodwill impairment	604	1,998
Contingent consideration	(395)
Non-taxable insurance policy proceeds	(259)
Section 162(m) limitation	142
Other	316	295	256

Total provision (benefit) for income taxes	$6,078	$(1,762)	$3,351

Effective tax rate	40.7%	15.4%	39.8%
Statutory federal tax rate	35.0%	35.0%	34.0%

The effective income tax rate for the year ended December 31, 2014 was 39.8% compared to 15.4% in the prior year. The increase is primarily related to the goodwill impairment charge to the Direct Credit reporting unit and other certain non-deductible expenses as a percentage of the pre-tax loss in the prior year.

As of December 31, 2013 and 2014, the accumulated undistributed earnings of foreign affiliates were a deficit of $7.0 million and $6.9 million, respectively. If the accumulated earnings of the foreign affiliates become positive in the future, the Company intends to indefinitely reinvest such earnings in the business of its foreign affiliates, and thus, no federal or state income taxes or foreign withholding taxes will be provided for amounts which would become payable, if any, on the distribution of such earnings.

Uncertain Tax Positions. A summary of the total amount of unrecognized tax benefits for the years ended December 31, 2013 and 2014 is as follows (in thousands):

	December 31,
	2013	2014
Balance at beginning of year	$123	$190
Additions for tax positions taken during the current year	78	2
Reductions for tax positions taken during prior years	(1)
Lapse of statute of limitations	(10)	(15)

Balance at end of year	$190	$177

Approximately $12,000 of the total unrecognized tax benefits at December 31, 2014, will, if ultimately recognized, impact the Company’s annual effective tax rate.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties, and associated accruals, were not material in 2012, 2013 or 2014.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit the Company’s income tax returns. These audits examine the Company’s significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The following table outlines the tax years that generally remain subject to examination as of December 31, 2014:

	Federal	State and Foreign

Statute remains open	2011-2014	2010-2014
Tax years currently under examination	N/A	N/A

NOTE 14—EMPLOYEE BENEFIT PLANS

The Company has established a defined-contribution 401(k) benefit plan that covers substantially all its full-time employees. The Company’s matching contributions and administrative expenses relating to the 401(k) plan were $436,000, $450,000 and $411,000 during 2012, 2013 and 2014, respectively.

In June 2007, the Company established a non-qualified deferred compensation plan for certain highly compensated employees, which permits participants to defer a portion of their compensation. The Company’s matching contributions and administrative expenses relating to the plan were $188,000, $181,000, and $156,000 during 2012, 2013 and 2014, respectively. Deferred amounts are credited with deemed gains or losses of the underlying hypothetical investments. For the years ended December 31, 2012, 2013 and 2014, the Company recognized compensation expense of approximately $354,000, $613,000 and $188,000, respectively, as a result of deemed gains on the hypothetical investments. Included in Other Liabilities (non-current) are amounts deferred under this plan of approximately $3.7 million and $4.0 million at December 31, 2013 and 2014, respectively.

The Company purchases corporate-owned life insurance policies on certain officers to informally fund the non-qualified deferred compensation plan. The cash surrender value of the life insurance policies is included in Other Assets (non-current) and totaled approximately $3.8 million and $3.9 million at December 31, 2013 and 2014, respectively. This asset is available to fund the deferred compensation liability; however, the asset is not protected from creditors of the Company. For the years ended December 31, 2012, 2013 and 2014, the Company recognized gains totaling $351,000, $532,000 and $135,000, respectively, on its investments associated with the life insurance policies, reflected in the cash surrender value.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—STOCKHOLDERS’ EQUITY

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2012	2013	2014
Income (loss) from continuing operations	$8,877	$(9,675)	$5,079
Gain (loss) from discontinued operations available to common stockholders	(3,504)	(4,318)	266

Income (loss) available to common stockholders	$5,373	$(13,993)	$5,345

Weighted average basic common shares outstanding	17,169	17,370	17,484
Incremental shares from assumed conversion of stock options, unvested restricted shares and unvested performance-based shares	57		28

Weighted average diluted common shares outstanding	17,226	17,370	17,512

Earnings (loss) per share
Basic
Continuing operations	$0.50	$(0.55)	$0.29
Discontinued operations	(0.20)	(0.24)	0.01

Net income (loss)	$0.30	$(0.79)	$0.30

Diluted
Continuing operations	$0.50	$(0.55)	$0.29
Discontinued operations	(0.20)	(0.24)	0.01

Net income (loss)	$0.30	$(0.79)	$0.30

The Company has approximately 17.2 million shares, 17.4 million shares and 17.3 million shares outstanding at December 31, 2012, 2013 and 2014, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of approximately 604,000 shares, 315,000 shares and 117,000 shares are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table for the years ended December 31, 2012, 2013 and 2014, respectively.

Anti-dilutive securities. Options to purchase approximately 2.6 million shares, 2.5 million shares and 1.6 million shares of common stock were excluded from the diluted earnings per share calculation for the years ended December 31, 2012, 2013 and 2014, respectively because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the announced stock repurchase program, the Company repurchased in the open market or privately approximately 105,000 shares, 66,000 shares and 197,000 shares during the years ended December 31, 2012, 2013, and 2014, respectively. As of December 31, 2014, the Company had approximately $3.5 million that may yet be utilized to repurchase shares under the current program. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statements of Cash Flows and the Statements of Changes in Stockholders’ Equity.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In connection with the amendment to the Company’s credit agreement in November 2013, the Company was prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, the Company’s board of directors suspended the regular quarterly cash dividend. The Current Credit Agreement (dated July 23, 2014), does not directly restrict the payment of dividends other that through compliance with various financial covenants. The declaration of dividends is subject to the discretion of the Company’s board of directors. The future determination as to the payment of cash dividends will depend on operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant. For the years ended December 31, 2012, 2013, and 2014 the Company declared dividends on its common stock of $0.20 per share, $0.15 per share and $0.05 per share, respectively.

NOTE 16—STOCK-BASED COMPENSATION

Long-Term Incentive Stock Plans. As of December 31, 2014, the Company’s stock-based compensation plans include the 1999 Stock Option Plan and the 2004 Equity Incentive Plan (2004 Plan). Securities remaining available for future issuance under equity compensation plans approved by security holders consist solely of shares of common stock available under the 2004 Plan. In June 2009, the maximum number of shares of common stock of the Company reserved and available for issuance under the 2004 Plan was increased to five million shares. As of December 31, 2014, there are approximately 179,311 shares of common stock available for future issuance under the 2004 Plan, which may be issued, in any combination, as incentive stock options, non-qualified stock options, stock appreciation rights, performance-based share awards, restricted stock or other incentive awards of, or based on, the Company’s common stock. In previous years, the Company has issued a combination of stock options (non-qualified) and restricted stock to its employees as part of the Company’s long-term equity incentive compensation program.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation. The following table summarizes the stock-based compensation expense reported in net income (loss) for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Employee stock-based compensation:
Restricted stock awards	$1,355	$987	$525
Stock options	213	17

	1,568	1,004	525
Non-employee director stock-based compensation:
Restricted stock awards	181	188	52

Total stock-based compensation	$1,749	$1,192	$577

The related income tax benefit recognized in earnings from share-based compensation arrangements was $673,000, $459,000 and $222,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

Stock Options. The fair value of option grants are determined on the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of the grant. The dividend yield is calculated based on the current dividend and the market price of the Company’s common stock on the grant date. The expected volatility factor used by the Company is based on the Company’s historical stock trading history. The Company computes the expected term of the option by using the simplified method, which is an average of the vesting term and original contractual term. The Company did not grant stock options during 2012, 2013 and 2014.

The total intrinsic value of options exercised during the year ended December 31, 2012 was $43,000. No options were exercised during the years ended December 31, 2013 and 2014.

No options vested during the year ended December 31, 2014.

A summary of all stock option activity under the equity compensation plans for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2014	2,542,752	$9.84
Exercised
Expired	(934,555)	12.69
Forfeited	(5,026)	13.76

Outstanding, December 31, 2014	1,603,171	$8.16	2.3	$0

Exercisable, December 31, 2014	1,603,171	$8.16	2.3	$0

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life of Outstanding (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1 to $5	525,492	4.1	$4.39	525,492	$4.39
$ 5 to $10	780,902	1.0	9.47	780,902	9.47
$10 to $15	233,927	3.0	10.42	233,927	10.42
$15 to $20	62,850	0.1	15.07	62,850	15.07

	1,603,171	2.3	$8.16	1,603,171	$8.16

Restricted stock grants. A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2014 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested balance, January 1, 2014	314,947	$4.49
Granted	24,700	2.09
Vested	(222,100)	4.43
Forfeited	(722)	4.09

Nonvested balance, December 31, 2014	116,825	$4.09

During 2014, the Company granted 24,700 shares of restricted stock to non-employee directors under the 2004 Equity Incentive Plan pursuant to restricted stock agreements. The shares granted to the non-employee directors vested immediately upon grant and are subject to an agreed-upon six-month holding period. The Company estimated that the fair market value of these restricted stock grants was approximately $52,000, which the Company recognized as stock-based compensation expense in the second quarter 2014.

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

As of December 31, 2014, there was $44,000 of total unrecognized compensation costs related to nonvested restricted stock grants. These costs were amortized during January 2015.

The total fair value of restricted stock vested (at vest date) during the years ended December 31, 2012, 2013 and 2014 was $1.3 million, $1.2 million and $541,000, respectively. The Company requires employees to tender

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2012, 2013 and 2014, the Company repurchased shares from employees totaling 108,270 shares, 100,973 shares, and 70,191 shares, respectively.

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

The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Year Ended December 31,
	2012	2013	2014
Performance Units	$242	$(159)	$—
RSU’s	101	40	131

Total	$343	$(119)	$131

The following table summarizes the liability associated with Performance Units and RSU’s (in thousands):

	December 31, 2013	December 31, 2014
Performance Units	$83	$83
RSU’s	141	272

Total	$224	$355

As of December 31, 2014, the total unrecognized costs related to the Performance Units and RSUs was approximately $292,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.9 years.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain equipment and buildings under non-cancelable operating leases. The future minimum lease payments include payments required for the initial non-cancelable term of the

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating lease plus any payments for periods of expected renewals provided in the lease that the Company considers to be reasonably assured of exercising. The following table summarizes the future minimum lease payments as of December 31, 2014 (in thousands):

	Non- Cancelable	Reasonably Assured Renewals	Total
2015	$8,730	$2,548	$11,278
2016	5,410	4,694	10,104
2017	2,921	6,219	9,140
2018	1,050	6,484	7,534
2019	553	5,153	5,706
Thereafter	855	13,226	14,081

Total	$19,519	$38,324	$57,843

Rental expense was $10.5 million, $10.7 million and $10.8 million during the years ended December 31, 2012, 2013 and 2014, respectively.

Other. The Company is self-insured for certain elements of its employee benefits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Under the terms of the Company’s agreement with its third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. See additional information in Note 12.

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

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The parties have executed a written settlement of this matter, subject to an audit verification of proposed settlement amounts and receipt of required court approval of the settlement terms. The Company’s share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). In June 2014, the Company’s share of the settlement and the indemnification amount due from the prior owners of Direct Credit, were funded into a settlement trust held by an independent third party trustee. It is expected that the settlement will be finalized by the end of the first quarter 2015, with execution of its requirements to continue throughout the remainder of 2015.

California. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the class.

On September 5, 2014, the district court granted Plaintiff’s Motion for Class Certification. The certified class consists of persons and/or entities who were never customers of the Company, but whose 10-digit California area code cell phone numbers were listed by the Company’s customers in the “Employment” and/or “Contacts” fields of their loan applications, and who the Company allegedly called using an Automatic Telephone Dialing System for the purpose of collecting or attempting to collect an alleged debt from the account holder, between August 13, 2008 and August 13, 2012. The Company has asked the court to reconsider its ruling, and it expects a decision on this motion by the end of the first quarter 2015.

While that reconsideration is pending the case has moved to the discovery phase with a trial tentatively scheduled for early 2016.

Other Matters. The Company is also currently involved in ordinary, routine litigation and administrative proceedings incidental to its business, including customer bankruptcies and employment-related matters from time to time. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

NOTE 18—REGULATORY ENVRIONMENT AND CERTAIN CONCENTRATIONS OF RISK

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly payday loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in two states in the United States and certain Canadian provinces. The level and type of regulation of payday loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. From a federal perspective, the Company is under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to payday lending. As of December 31, 2014, no such rules have been proposed. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is changing payday lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts. The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the payday loan industry.

Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 22%, 15%, 5% and 5% respectively, of total revenues for the year ended

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014. Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 31%, 14%, 7% and 6%, respectively, of total gross profit for the year ended December 31, 2014. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes that impacted the relative significance of a given state from year to year. For example, historically when customer usage restrictions have been introduced with new legislation, such as in Washington, South Carolina and Kentucky, the Company experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

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

NOTE 19—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table sets forth certain cash activities for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cash paid during the year for:
Income taxes	$4,715	$283	$3,109
Interest	2,220	1,267	853

NOTE 20—SUBSEQUENT EVENTS

Sale of Auto Facility. In February 2015, the Company completed the sale of its auto facility located in Overland Park, Kansas for approximately $1.2 million, net of fees to an unrelated third party. The net book value of the properties sold was approximately $1.2 million.

Dividend. On March 6, 2015, the Company’s board of directors declared a special quarterly dividend of $0.05 per common share. The dividend is payable on April 6, 2015 to stockholders of record as of March 23, 2015. The Company estimates that the total amount of the dividend will be approximately $900,000.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

4.1	Specimen Stock Certificate. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

4.2	Reference is made to exhibits 3.1 and 3.2.

10.1	Amended and Restated QC Holdings, Inc. 2004 Equity Incentive Plan. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.2	Form of Management Stock Agreement. Incorporated by reference and previously filed as an exhibit to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on May 7, 2004.

10.3	Registration Rights Agreement among QC Holdings, Inc., Don Early and Prides Capital Fund I, LP, dated as of April 18, 2006. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

10.4	Form of Indemnification Agreement between QC Holdings, Inc. and the indemnified parties. Incorporated by reference and previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-115297) on June 24, 2004.

10.5	Form of Incentive Stock Option Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.6	Form of Non-Qualified Stock Option Agreement (Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.7	Form of Non-Qualified Stock Option Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

10.8	Form of Restricted Stock Award Agreement (Employee). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.

10.9	Form of Restricted Stock Award Agreement (Non-Employee Director). Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.10	Third Amended and Restated Credit Agreement dated as of July 23, 2014, among QC Holdings, Inc., U.S. Bank National Association, as Agent and Arranger, and the Lenders that are parties thereto. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2014.

10.11	Security Agreement dated as of January 19, 2006, by QC Holdings, Inc., as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.12	Subsidiary Security Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.13	Unlimited Continuing Guaranty Agreement dated as of January 19, 2006, by QC Financial Services, Inc.; QC Properties, LLC; QC Financial Services of California, Inc.; QC Advance, Inc.; Cash Title Loans, Inc. and QC Financial Services of Texas, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.14	Pledge Agreement dated as of January 19, 2006, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.15	Pledge Agreement dated as of January 19, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.16	First Amendment to Pledge Agreement dated as of December 1, 2006, between QC Financial Services, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.17	Subsidiary Security Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Grantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.18	Unlimited Continuing Guaranty Agreement dated as of December 1, 2006, by Express Check Advance of South Carolina, LLC, as Guarantor, for the benefit of U.S. Bank National Association, as Agent for each of the Banks. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

10.19	Subsidiary Security Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., as Grantors, for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.20	Unlimited Continuing Guaranty Agreement dated as of December 7, 2007, by QC E-Services, Inc.; QC Auto Services, Inc.; and QC Loan Services, Inc., for the benefit of U.S. Bank National Association, as Agent for each of the Lenders. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

10.21	First Amendment to Pledge Agreement dated as of December 7, 2007, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007.

QC HOLDINGS, INC. AND SUBSIDIARIES

Index to Exhibits—(Continued)

Exhibit No.	Description of Document
10.22	Second Amendment to Pledge Agreement dated as of September 30, 2011, between QC Holdings, Inc., as Pledgor, and U.S. Bank National Association, Agent, as Secured Party. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.23	Note Purchase Agreement dated September 30, 2011, between QC Holdings, Inc. and Buyers (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.24	Subordination Agreement dated September 30, 2011, between QC Holdings, Inc. and Subordinate Lenders (Don Early and Gregory L. Smith). Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011.

10.25	QC Holdings, Inc. Annual Incentive Plan adopted December 6, 2011. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2011.

10.26	The Executive Nonqualified Excess Plan Document and Adoption Agreement. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.27	QC Holdings, Inc. Annual Incentive Plan Summary. Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2009.

10.28	QC Holdings, Inc. Long-Term Incentive Plan effective January 1, 2012. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2012.

10.29	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Don Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.30	Employment Agreement dated as of August 1, 2012, between QC Holdings, Inc. and Mary Lou Early. Incorporated by reference and previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Grant Thornton LLP. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101	The following information from the QC Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged as blocks of text.*

*	Filed herewith.