Form 10-Q
period 2015-03-31
QC Holdings, Inc.
filed 2015-05-07
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, as of April 30, 2015:

Common Stock $0.01 per share par value – 17,388,680 Shares

QC HOLDINGS, INC.

Form 10-Q

March 31, 2015

QC HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year 2015.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2014	March 31, 2015
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$14,220	$16,673
Restricted cash and other	950	950
Loans receivable, less allowance for losses of $6,794 at December 31, 2014 and $5,956 at March 31, 2015	55,744	44,028
Deferred income taxes	824	589
Assets held for sale	2,110	934
Prepaid expenses and other current assets	3,894	4,878

Total current assets	77,742	68,052

Non-current loans receivable, less allowance for losses of $2,133 at December 31, 2014 and $1,905 at March 31, 2015	5,603	3,828

Property and equipment, net	5,013	4,457

Intangible assets, net	835	749

Deferred income taxes	7,751	7,406

Other assets, net	4,555	4,659

Total assets	$101,499	$89,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$638	$488
Accrued expenses and other current liabilities	2,562	1,824
Accrued compensation and benefits	4,130	3,857
Dividends payable		870
Deferred revenue	2,917	2,096
Debt due within one year	12,000

Total current liabilities	22,247	9,135

Long-term debt	3,415	3,449

Other non-current liabilities	5,482	5,059

Total liabilities	31,144	17,643

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,314,791 outstanding at December 31, 2014; 20,700,250 shares issued and 17,388,680 outstanding at March 31, 2015	207	207
Additional paid-in capital	61,561	60,700
Retained earnings	34,905	35,992
Treasury stock, at cost	(26,276)	(25,442)
Accumulated other comprehensive income (loss)	(42)	51

Total stockholders’ equity	70,355	71,508

Total liabilities and stockholders’ equity	$101,499	$89,151

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues
Consumer loan interest and fees	$35,721	$32,078
Other	2,779	2,437

Total revenues	38,500	34,515

Operating expenses
Salaries and benefits	8,349	7,898
Provision for losses	8,139	8,062
Occupancy	4,663	4,605
Depreciation and amortization	472	432
Other	3,433	3,680

Total operating expenses	25,056	24,677

Gross profit	13,444	9,838

Regional expenses	2,250	2,116
Corporate expenses	4,683	5,003
Depreciation and amortization	472	196
Interest expense	416	241
Other expense, net	244	519

Income from continuing operations before income taxes	5,379	1,763
Provision for income taxes	2,197	676

Income from continuing operations	3,182	1,087
Gain from discontinued operations, net of income tax	271

Net income	$3,453	$1,087

Weighted average number of common shares outstanding:
Basic	17,441	17,363
Diluted	17,441	17,363

Earnings per share:
Basic
Continuing operations	$0.18	$0.06
Discontinued operations	0.02

Net income	$0.20	$0.06

Diluted
Continuing operations	$0.18	$0.06
Discontinued operations	0.02

Net income	$0.20	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015

Net income	$3,453	$1,087

Other comprehensive income:
Foreign currency translation adjustment	45	93

Total comprehensive income	$3,498	$1,180

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance, December 31, 2014	17,315	$207	$61,561	$34,905	$(26,276)	$(42)	$70,355

Net income				1,087			1,087

Common stock repurchases	(43)				(73)		(73)

Issuance of restricted stock awards	117		(907)		907		—

Stock-based compensation expense			44				44

Tax impact of stock-based compensation			2				2

Foreign currency translation						93	93

Balance, March 31, 2015	17,389	$207	$60,700	$35,992	$(25,442)	$51	$71,508

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Cash flows from operating activities
Net income	$3,453	$1,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	934	628
Provision for losses	8,048	8,062
Deferred income taxes	(93)	541
Non-cash interest expense	126	67
Loss from foreign currency transaction	240	504
Gain on cash surrender value of life insurance	(50)	(68)
Loss on disposal of property and equipment	3	14
Stock-based compensation	165	44
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	4,091	5,306
Prepaid expenses and other current assets	432	(63)
Other assets	6	(34)
Accounts payable	255	(150)
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(1,335)	(1,810)
Income taxes	2,244	(76)
Other non-current liabilities	87	(402)

Net operating	18,606	13,650

Cash flows from investing activities
Purchase of property and equipment	(629)	(121)
Proceeds from sale of property and equipment	15	1,183
Changes in restricted cash and other	125

Net investing	(489)	1,062

Cash flows from financing activities
Borrowings under credit facility	1,000	2,500
Payments on credit facility	(14,700)	(14,500)
Repayments of long-term debt	(1,500)
Payments for debt issue costs	(56)
Repurchase of common stock	(174)	(73)

Net financing	(15,430)	(12,073)

Effect of exchange rate changes on cash and cash equivalents	(68)	(186)

Cash and cash equivalents
Net increase	2,619	2,453
At beginning of year	12,685	14,220

At end of period	$15,304	$16,673

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$324	$157
Income taxes	267	210

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily consumer loans) through its retail branches and Internet lending operations. The Company’s consumer loans include single-pay, installment and title loans, as well as open-end credit products. The Company also provides other financial products and services, such as credit services, check cashing services, prepaid debit cards, money transfers, money orders and business invoice factoring. As of March 31, 2015, the Company operated 407 loan branches.

Basis of Presentation. The consolidated financial statements of QC Holdings, Inc. included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Balance Sheet as of December 31, 2014 was derived from the audited financial statements of the Company, but does not include all disclosures required by US GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in the Company’s 2014 Form 10-K, which include the following: use of estimates, revenue recognition, cash and cash equivalents, restricted cash and other, loans receivable, provision for losses and allowance for loan losses, operating expenses, property and equipment, assets held for sale, software, advertising costs, goodwill and intangible assets, impairment of long-lived assets, earnings per share, stock-based compensation, income taxes, treasury stock, fair value of financial instruments, derivative instruments and foreign currency translations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 2015, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2015.

Note 2 – New Accounting Pronouncements

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this guidance require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance on revenue recognition which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. This guidance will become effective for fiscal years beginning after December 15, 2016, however FASB has proposed to delay the effective date to December 15, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2014 and March 31, 2015.

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

The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. As of December 31, 2014, assets held for sale include an office building located in Kansas City, Kansas and an auto sales facility. With respect to the auto sales facility held for sale, the Company recorded an impairment charge of $211,000 during third quarter 2014 to reduce the carrying amount of the property to its estimated fair value less estimated costs to sell.

The following table presents fair value measurements of certain assets (auto sales facility) on a non-recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total gains (losses)

Assets held for sale	$—	$—	$1,176	$(211)

In February 2015, the Company completed the sale of its auto facility for approximately $1.2 million, net of fees to an unrelated third party. The net book value of the property sold was approximately $1.2 million. As of March 31, 2015, assets held for sale include the building located in Kansas City, Kansas. The fair value of the building approximates its carrying amount as of March 31, 2015.

The fair value of cash and cash equivalents approximates carrying value. The fair value of restricted cash and other approximates carrying value. The fair value of single-pay, title, installment loans and open-end credit receivables, borrowings under the credit facility, accounts payable and certain other current liabilities that are short-term in nature approximates carrying value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Note 4 – Discontinued Operations

Summarized financial information for discontinued operations during the three months ended March 31, 2014 and 2015 is presented below (in thousands):

	Three Months Ended March 31,
	2014	2015
Total revenues	$1,147	$—
Provision for losses	(91)
Operating expenses	793

Gross profit	445	—
Other, net	(4)

Gain before income taxes	441	—
Income tax expense	(170)

Gain from discontinued operations	$271	$—

During 2014, the Company closed 23 underperforming branches. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

Note 5 – Consumer Loans, Credit Quality Information and Allowance for Loan Losses

The components of consumer loan interest and fees as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Single-pay loan fees	$25,088	$22,036
Installment interest and fees	9,478	8,665
Open-end credit fees	1,060	1,310
Title loan fees	95	67

Total	$35,721	$32,078

Loans receivable. The current portion of loans receivable consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Current portion:
Single-pay loans	$35,843	$27,778
Installment loans	19,228	15,049
Open-end credit loans	4,566	3,881
Other	2,901	3,276

	62,538	49,984
Less: Allowance for losses	(6,794)	(5,956)

Total current portion	$55,744	$44,028

As of December 31, 2014 and March 31, 2015, non-current loans receivable consists entirely of installment loans.

On occasion, the Company will sell certain single-pay and installment loans receivable that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries. The following table summarizes cash received from the sale of certain payday and installment loans receivable (in thousands):

	Three Months Ended March 31,
	2014	2015

Cash received from sale of loans receivable	$199	$160

Credit quality information. In order to manage the loan portfolio effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all loans, including single-pay, title and installment loans. The allowance for losses on the loan portfolio offsets the outstanding loan amounts in the consolidated balance sheets.

The Company had approximately $9.7 million in installment loans receivable that were past due as of December 31, 2014 and approximately 45.7% of this amount was more than 60 days past due. The Company had approximately $7.2 million in installment loans receivable past due as of March 31, 2015 and approximately 50.5% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015

Balance, beginning of period	$10,443	$8,927
Charge-offs	(18,614)	(16,430)
Recoveries	8,978	7,460
Provision for losses	8,253	7,904

Balance, end of period	$9,060	$7,861

The provision for losses in the Consolidated Statements of Income includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31, 2015
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$1,310	$6,080	$1,437	$100	$8,927
Charge-offs	(9,608)	(6,057)	(640)	(125)	(16,430)
Recoveries	6,575	848		37	7,460
Provision for losses	2,513	4,689	584	118	7,904

Balance, end of period	$790	$5,560	$1,381	$130	$7,861

	Three Months Ended March 31, 2014
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$2,807	$6,152	$1,419	$65	$10,443
Charge-offs	(12,480)	(5,718)	(309)	(107)	(18,614)
Recoveries	7,946	990		42	8,978
Provision for losses	3,468	4,295	456	34	8,253

Balance, end of period	$1,741	$5,719	$1,566	$34	$9,060

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	March 31, 2015

Furniture and equipment	$22,280	$22,123
Leasehold improvements	16,644	16,587
Vehicles	865	880

	39,789	39,590
Less: Accumulated depreciation and amortization	(34,776)	(35,133)

Total	$5,013	$4,457

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2014, the balance of the deferred liability was approximately $158,000, of which $102,000 was classified as a non-current liability. As of March 31, 2015, the balance of the deferred liability was approximately $144,000 of which $88,000 is classified as a non-current liability.

Note 7 – Goodwill and Intangible Assets

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2014	March 31, 2015
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	275	275

Gross carrying amount	2,878	2,878
Less: Accumulated amortization	(2,675)	(2,708)

Amortized intangible assets	203	170

Effect of foreign currency translation	(60)	(113)

Total intangible assets, net	$835	$749

The amortization of definite lived intangible assets for customer relationships is recorded as amortization expense. The deferred debt issue costs are amortized to interest expense over the life of the related debt instruments. The following table summarizes the amortization of definite lived intangible assets for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015

Customer relationships	$201	$—
Debt issue costs	93	33

Total	$294	$33

As of December 31, 2014 and March 31, 2015, the intangible assets recorded for customer relationships was fully amortized. The following table summarizes the estimated annual interest expense for debt issue costs recorded as of March 31, 2015 (in thousands):

March 31, 2015

Remainder of 2015	$97
2016	73

Total	$170

Note 8 – Indebtedness

The following table summarizes long-term debt at December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014	March 31, 2015

Revolving credit facility	$12,000	$—
Senior subordinated notes	3,415	3,449

Total debt	15,415	3,449
Less current portion of debt	(12,000)

Long-term debt	$3,415	$3,449

On July 23, 2014, the Company entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The 2014 amendment increased the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). As of March 31, 2015, the Company was in compliance with these covenants. The Current Credit Agreement matures on July 23, 2016.

As a condition to entering into the Current Credit Agreement, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 38.3% for the three months ended March 31, 2015 compared to 40.8% for the three months ended March 31, 2014.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $177,000 and $156,000 as of December 31, 2014 and March 31, 2015, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of March 31, 2015.

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

As of December 31, 2014 and March 31, 2015, the consumers had total loans outstanding with the lender of approximately $1.5 million and $1.0 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued expenses and other current liabilities was approximately $380,000 as of December 31, 2014 and $210,000 as of March 31, 2015.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended March 31,
	2014	2015
Balance, beginning of period	$985	$380
Charge-offs	(719)	(482)
Recoveries	192	154
Provision for losses	(205)	158

Balance, end of period	$253	$210

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2015

Income available to common stockholders:
Income from continuing operations	$3,182	$1,087
Discontinued operations, net of income tax	271

Net income	$3,453	$1,087

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,441	17,363
Dilutive effect of stock options and unvested restricted stock

Weighted average diluted common shares outstanding	17,441	17,363

Basic earnings per share:
Continuing operations	$0.18	$0.06
Discontinued operations	0.02

Net income	$0.20	$0.06

Diluted earnings per share:
Continuing operations	$0.18	$0.06
Discontinued operations	0.02

Net income	$0.20	$0.06

Anti-dilutive securities. Options to purchase approximately 2.5 million shares and 1.4 million shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2014 and 2015, respectively, because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2015, the Company had approximately $3.5 million that may yet be utilized to repurchase shares under the current program.

In February 2015, the Company repurchased approximately 43,000 shares at a total cost of $73,000, in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares. Shares received in exchange for tax withholding obligations arising from the vesting of restricted stock are included in common stock repurchased in the Consolidated Statements of Cash Flows and the Statements of Changes in Stockholders’ Equity.

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In connection with an amendment to the Company’s credit agreement in November 2013, the Company was prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, the Company’s board of directors suspended the regular quarterly cash dividend. The Current Credit Agreement (dated July 23, 2014), does not directly restrict the payment of dividends other than through compliance with various financial covenants. The declaration of dividends is subject to the discretion of the Company’s board of directors. The future determination as to the payment of cash dividends will depend on operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant. In March 2015, the Company declared a special cash dividend on its common stock of $0.05 per share. As of March 31, 2015, the Company recorded a dividend payable of $870,000. The dividend was paid on April 6, 2015.

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Restricted Stock. The Company recognized stock-based compensation expense of $165,000 and $44,000 during the three months ended March 31, 2014 and 2015, respectively. As of December 31, 2014, the Company had 116,825 shares of non-vested restricted stock that vested during first quarter 2015. As of March 31, 2015, all restricted stock grants are vested and fully amortized.

Stock Options. The Company did not grant stock options during the three months ended March 31, 2015. As of March 31, 2015, the Company had 1.4 million stock options outstanding and exercisable with a weighted average exercise price of $7.90.

Other Long-Term Incentive Compensation. The Company has a Long-Term Incentive Plan (LTIP), which covers all executive officers, other than its Chairman of the Board and its Vice Chairman of the Board. The annual long-term incentive awards are made at targeted dollar levels and consist of Performance Units comprising 75% of the target value and cash-based Restricted Stock Units (RSUs) comprising 25% of the target value. The ultimate value of the Performance Units and RSUs can only be settled in cash. The following table summarizes expense (income) reported in net income from Performance Units and RSU’s (in thousands):

	Three Months Ended March 31,
	2014	2015
Performance Units	$63	$(45)
RSU’s	86	28

Total	$149	$(17)

The following table summarizes the liability associated with Performance Units and RSU’s (in thousands):

	December 31, 2014	March 31, 2015
Performance Units	$83	$39
RSU’s	272	136

Total	$355	$175

In first quarter 2015, the RSU’s granted in 2012 vested and as a result, the Company paid approximately $163,000 in cash to the executive officers covered under the LTIP. As of March 31, 2015, the total unrecognized costs related to the Performance Units and RSUs was approximately $672,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.6 years.

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

Canada - Lee. On September 30, 2011, the Company acquired all the outstanding shares of Direct Credit, a British Columbia company engaged in short-term, consumer Internet lending in certain Canadian provinces. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleges that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%. The plaintiff purports to represent all Canadian borrowers of the subsidiary who resided outside of British Columbia.

The parties have executed a written settlement of this matter, subject to an audit verification of proposed settlement amounts and receipt of required court approval of the settlement terms. The Company’s share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). In June 2014, the Company’s share of the settlement and the indemnification amount due from the prior owners of Direct Credit, were funded into a settlement trust held by an independent third party trustee. With the settlement now finalized, the claims process began in April 2015 and will continue throughout the remainder of 2015.

California - Stemple. On August 13, 2012, the Company was sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that the Company used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq. The complaint does not identify any other members of the proposed class, nor how many members may be in the class.

On September 5, 2014, the district court granted Plaintiff’s Motion for Class Certification. The certified class consists of persons and/or entities who were never customers of the Company, but whose 10-digit California area code cell phone numbers were listed by the Company’s customers in the “Employment” and/or “Contacts” fields of their loan applications, and who the Company allegedly called using an Automatic Telephone Dialing System for the purpose of collecting or attempting to collect an alleged debt from the account holder, between August 13, 2008 and August 13, 2012. In April 2015, the court refused to reconsider its certification order, but did order a stay in the litigation to allow the parties to explore possible settlement options.

California - Marquez. On April 20, 2015, the Company was sued in the United States District Court for the Central District of California in a putative class action lawsuit filed by Mike Marquez. Mr. Marquez alleges that the Company was violating California law when it allegedly failed to notify California residents that it was recording phone calls it made to cell phones. The complaint does not identify any other members of the proposed class, nor how many members may be in the class. The Company’s answer is currently due in May 2015. At this time, there is no reasonable way to determine possible exposure.

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

Note 14 – Regulatory Environment and Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly single-pay loans. The Company currently operates in 23 states throughout the United States and is engaged in consumer Internet lending in two states in the United States and certain Canadian provinces. The level and type of regulation of consumer loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. From a federal perspective, the Company is under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to consumer lending.

On March 26, 2015, the CFPB issued a report entitled Small Business Advisory Review Panel For Potential Rulemakings For Payday, Vehicle Title, And Similar Loans - Outline Of Proposals Under Consideration And Alternatives Considered. The report sets forth the CFPB’s guidelines for issuing proposed rules for the single-pay, auto title loans, deposit advance products, certain high-cost installment loans and open-end loans. The CFPB proposes several types of regulatory requirements to be imposed under the unfair, deceptive, or abusive acts of practices (UDAAP) authority, offering lenders the choice for short term covered loans (loans up to 45 days) and long term covered loans (loans over 45 days). The CFPB proposals provided for two credit options for short-term covered loans, and two credit options for longer-term covered loans.

The proposals also include provisions related to practices associated with collecting payments on consumer loans, including a three-day notice to consumers before submitting payments to a consumer’s bank and limiting attempts to collect from a consumer’s account after two consecutive attempts have failed.

If the CFPB adopts the proposed rules, the rules and implementing regulations could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flow. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is changing consumer lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

The Company is also subject to foreign regulation in Canada where certain provinces have proposed substantive regulation of the consumer loan industry.

Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 21%, 14%, 5% and 5% respectively, of total revenues for three months ended March 31, 2015. Company short-term lending branches located in the states of Missouri, California, Illinois and Kansas represented approximately 28%, 10%, 8% and 7%, respectively, of total gross profit for the three months ended March 31, 2015. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes that impacted the relative significance of a given state from year to year. For example, historically when customer usage restrictions have been introduced with new legislation, such as in Washington, South Carolina and Kentucky, the Company experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended March 31, 2015
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$28,469	$4,500	$1,546	$34,515

Provision for losses	4,240	3,525	297	8,062
Other expenses	15,037	577	1,001	16,615

Gross profit	9,192	398	248	9,838
Other, net (a)	(6,323)	(718)	(1,034)	(8,075)

Income (loss) from continuing operations before income taxes	$2,869	$(320)	$(786)	$1,763

	Three Months Ended March 31, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$31,823	$4,863	$1,814	$38,500

Provision for losses	4,871	2,721	547	8,139
Other expenses	15,330	464	1,123	16,917

Gross profit	11,622	1,678	144	13,444
Other, net (a)	(6,522)	(665)	(878)	(8,065)

Income (loss) from continuing operations before income taxes	$5,100	$1,013	$(734)	$5,379

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2014	March 31, 2015

Branch Lending	$84,009	$74,755
Centralized Lending	11,467	8,501
E-Lending	6,023	5,895

Balance, end of period	$101,499	$89,151

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

Note 16 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015

Credit services fees	$1,400	$1,161
Check cashing fees	761	663
Other fees	618	613

Total	$2,779	$2,437

Note 17 – Subsequent Event

Dividend. On April 23, 2015, the Company’s board of directors declared a special cash dividend of $0.025 per common share. The dividend is payable on June 2, 2015 to stockholders of record as of May 19, 2015. The Company estimates that the total amount of the dividend will be approximately $435,000.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or short-term lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of proposed rulemaking by the Consumer Financial Protection Bureau (CFPB), (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (4) uncertainties related to the examination process by the CFPB and indirect rulemaking through the examination process, (5) litigation or regulatory action directed towards us or the short-term consumer loan industry, (6) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and closures of branches, (7) risks associated with our dependence on cash management banking services and the Automated Clearing House for loan collections, (8) negative media reports and public perception of the short-term consumer loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in our key management personnel, (10) risks associated with owning and managing non-U.S. businesses, and (11) the other risks detailed under under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

Our forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion in this item is intended to clarify and focus on our results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements, the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, and the related notes thereto and is qualified by reference thereto.

OVERVIEW

We provide various financial services (primarily single-pay loans and installment loans) through our retail branches and Internet lending operations. We also provide other financial products and services, such as credit services, open-end credit, check cashing services, title loans, prepaid debit cards, money transfers, money orders and business invoice factoring. As of March 31, 2015, we operated 407 loan branches.

Revenues from our single-pay loan products were approximately 63.8% of our total revenues for the three months ended March 31, 2015. In all states in which we offer single-pay loans, we fund the loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

We currently offer three types of installment loan products to our customers. Branch-based installment loans are very similar to single-pay loans in principal amount, fees and interest, but allow the customer to repay the loan in bi-weekly installments. The loans are not centrally underwritten and have much smaller balances and higher interest rates than our signature and auto equity installment loans. We also offer longer-term installment loans (Signature and Auto Equity) that are centrally underwritten. Our installment loans are payable in monthly installments (principal plus accrued interest) with terms typically ranging from four months to 48 months, and all loans are pre-payable at any time without penalty. The fee for the installment loan varies based on the amount borrowed and the term of the loan. Generally, the amount that we advance under an installment loan ranges from $400 to $3,000.

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

Our major expenses include salaries and benefits, provisions for losses and occupancy expense for our leased real estate. Salaries and benefits are generally driven by changes in number of branches and loan volumes. With respect to the provision for losses, if a customer’s check, ACH or debit card is returned by the bank as uncollected, we make an immediate charge-off to the provision for losses for the amount of the customer’s loan, which includes accrued fees and interest. For signature loans (i.e., loans originated without any underlying collateral), we generally charge-off to the provision for losses any customer loans that are 90 to 120 days past due. Any recoveries on amounts previously charged off are recorded as a reduction to the provision for losses in the period recovered. Regional and corporate expenses, which include compensation of employees, professional fees and data management charges, are our other primary costs.

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

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In 2015, we expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network where possible, and by actively marketing them to existing and potential customers. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit in 2011 broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 31, 2013, we started to pilot online single-pay loans in the United States to customers in a limited manner in a small number of states. Throughout 2014, we focused on developing an improved user interface and stronger fraud-detection components for the Internet platform. During 2015, we expect to continue to develop an online capability that will complement our branch network by providing our customers an alternative method for accessing our products.

The consumer loan industry has followed, and continues to be significantly affected by, consumer lending legislation and regulation in the various states and on a national level. From a federal perspective, we are under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by us. In March, 2015, the CFPB issued guidelines for proposed rules on consumer lending. These detailed guidelines for proposed rules are described in Item 5 of this report. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of consumer lenders, including the company. The CFPB is effecting changes to consumer lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

There were efforts in Missouri to place a voter initiative on the statewide ballot for each of the November 2012 and 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either of the elections.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
	(in thousands)		(percentage of revenues)
Revenues
Consumer loan interest and fees	$35,721	$32,078	92.8%	92.9%
Other	2,779	2,437	7.2%	7.1%

Total revenues	38,500	34,515	100.0%	100.0%

Operating expenses
Salaries and benefits	8,349	7,898	21.7%	22.9%
Provision for losses	8,139	8,062	21.1%	23.4%
Occupancy	4,663	4,605	12.1%	13.3%
Depreciation and amortization	472	432	1.2%	1.3%
Other	3,433	3,680	9.0%	10.6%

Total operating expenses	25,056	24,677	65.1%	71.5%

Gross profit	13,444	9,838	34.9%	28.5%

Regional expenses	2,250	2,116	5.8%	6.1%
Corporate expenses	4,683	5,003	12.2%	14.5%
Depreciation and amortization	472	196	1.2%	0.6%
Interest expense	416	241	1.1%	0.7%
Other expense, net	244	519	0.6%	1.5%

Income from continuing operations before income taxes	5,379	1,763	14.0%	5.1%
Provision for income taxes	2,197	676	5.7%	2.0%

Income from continuing operations	3,182	1,087	8.3%	3.1%
Gain from discontinued operations, net of income tax	271		0.7%

Net income	$3,453	$1,087	9.0%	3.1%

The following table sets forth selected financial and statistical information for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Branch Lending Information:
Number of branches, beginning of period	432	409
Branches closed	(2)	(2)

Number of branches, end of period	430	407

Average number of branches open during period (excluding branches reported as discontinued operations)	409	408

Average revenue per branch (in thousands)	$78	$70

Other Information:
Single-Pay Loans:
Single-pay loan volume (in thousands)	$165,083	$144,854
Average loan (principal plus fee)	390	385
Average fees per loan	60	59
Average fee rate per $100	18	18

Branch-Based Installment Loans:
Installment loan volume (in thousands)	$7,678	$6,366
Average loan (principal plus fee)	594	608
Average term (months)	7	7

Signature Installment Loans:
Installment loan volume (in thousands)	$2,897	$2,135
Average loan (principal)	1,929	1,805
Average term (months)	21	20

Auto Equity Installment Loans:
Installment loan volume (in thousands)	$225	$107
Average loan (principal)	3,266	3,443
Average term (months)	31	30

Income from Continuing Operations. For the three months ended March 31, 2015, income from continuing operations was $1.1 million compared to $3.2 million for the same period in 2014. A discussion of the various components of net income follows.

Revenues. The following table summarizes our revenues for three months ended March 31, 2014 and 2015 and sets forth the percentage of total revenue for single-pay loans and the other services we provide.

	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
	(in thousands)		(percentage of total revenues)
Revenues

Single-pay loan fees	$25,088	$22,036	65.2%	63.8%
Installment interest and fees	9,478	8,665	24.6%	25.1%
Open-end credit fees	1,060	1,310	2.8%	3.8%
Title loan fees	95	67	0.2%	0.2%

Consumer loan interest and fees	35,721	32,078	92.8%	92.9%

Credit service fees	1,400	1,161	3.6%	3.4%
Check cashing fees	761	663	2.0%	1.9%
Other fees	618	613	1.6%	1.8%

Other revenues	2,779	2,437	7.2%	7.1%

Total revenues	$38,500	$34,515	100.0%	100.0%

Revenues totaled $34.5 million in first quarter 2015 compared to $38.5 million in first quarter 2014, a decrease of $4.0 million or 10.4%. The decline is largely due to lower interest and fees from our single-pay product.

Revenues from our single-pay loan product represent our largest source of revenues and were approximately 63.8% of total revenues for the three months ended March 31, 2015. With respect to single-pay loan volume, we originated approximately $144.9 million in loans during first quarter 2015, which was a decline of 12.2% from the $165.1 million during first quarter 2014. The decline is attributable to competitive pressures as customers explore alternative loan products and distribution channels.

The average single-pay loan (including fee) totaled $385 in first quarter 2015 versus $390 during first quarter 2014. Average fees received from customers per loan were $59 in first quarter 2015 and $60 in first quarter 2014.

Revenues from installment loan fees totaled $8.7 million in first quarter 2015 compared to $9.5 million in the prior year’s first quarter, a decrease of $813,000 or 8.6%. The decline reflects a more restrictive underwriting process as we look to improve the credit quality of our installment loan portfolio.

We anticipate our consumer loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during the remainder of 2015 due to ongoing regulatory and legislative pressures and increasing competition from storefront and Internet lending providers offering alternative short and intermediate term loan products and services. In addition, throughout 2014, we initiated a new underwriting platform for our single-pay loan products in various states. We expect that this platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. Throughout 2014, we focused on monitoring, evaluating and modifying this new process to improve its capabilities and results. We plan to introduce this underwriting platform in the remainder of our states throughout 2015. In 2015, we also expect to continue the growth of our longer-term, centrally underwritten installment loan products by introducing them to additional branches within our branch network, where possible, and by actively marketing them to existing and potential customers.

Operating Expenses. Total operating expenses declined by $400,000, from $25.1 million during first quarter 2014 to $24.7 million in first quarter 2015. Total operating costs, exclusive of loan losses, decreased from $16.9 million during first quarter 2014 to $16.6 million in first quarter 2015. A reduction in overall compensation was substantially offset by higher marketing expenditures.

Our loss ratio was 21.1% in first quarter 2014 compared to 23.4% in first quarter 2015. The increase in the loss ratio is attributable to higher charge-offs in the Centralized Lending segment as a result of less-restrictive underwriting during the early phases of the product launch. Our Branch Lending segment reported a lower loss rate in first quarter 2015 compared to the same prior period as result of a reduced rate of charge-offs as a percentage of revenues, partially offset by a decline in the collection rate. We believe that the collection environment continues to be difficult as commercial banks discontinue depository and treasury relationships with businesses in our industry. We received cash of approximately $160,000 from the sale of certain payday loans receivable during first quarter 2015 that had previously been written off compared to $199,000 during first quarter 2014.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended March 31, 2014 and 2015.

	Gross Profit		Gross Margin %
	Three Months Ended March 31,		Three Months Ended March 31,
Operating Segment	2014	2015	2014	2015
	(in thousands)

Branch Lending	$11,622	$9,192	36.5%	32.3%
Centralized Lending	1,678	398	34.5%	8.8%
E-Lending	144	248	7.9%	16.0%

Total	$13,444	$9,838	34.9%	28.5%

Gross profit decreased by $3.6 million, or 26.9%, from $13.4 million in first quarter 2014 to $9.8 million in first quarter 2015. The decline in gross profit quarter-to-quarter was primarily attributable to the decline in revenues as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses increased from $6.9 million in first quarter 2014 to $7.1 million in first quarter 2015. This increase is due to higher discretionary compensation in first quarter 2015 compared to first quarter 2014.

Income Tax Provision. The effective income tax rate for the first quarter 2015 was 38.3% compared to 40.8% in the prior year’s first quarter. The lower tax rate in first quarter 2015 was due to lower non-deductible expenses.

Discontinued Operations.

Summarized financial information for discontinued operations during the three months ended March 31, 2014 and 2015 is presented below (in thousands):

	Three Months Ended March 31,
	2014	2015
Total revenues	$1,147	$—

Provision for losses	(91)
Operating expenses	793

Gross profit	445	—
Other, net	(4)

Gain before income taxes	441	—
Income tax expense	(170)

Gain from discontinued operations	$271	$—

During 2014, we closed 23 underperforming branches. These branches are reported as discontinued operations in the Consolidated Statements of Income and related disclosures in the accompanying notes for all periods presented. With respect to the Consolidated Statements of Cash Flows and related disclosures in the accompanying notes, the items associated with the discontinued operations are included with the continuing operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements, principally our $20 million revolving line of credit.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our prior credit agreement. While our bank lending group waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we received in the past resulted in less availability of funds under our prior credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). If financial results continue to decline, a reduction in the availability of funds under our Current Credit Agreement could require us to take measures to conserve cash until the markets stabilize and our results improve. Such measures could include deferring capital expenditures (including acquisitions), restricting growth of our long-term installment loan product, reducing operating expenses, eliminating cash dividends, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Credit Facility

On July 23, 2014, we entered into an amended and restated credit agreement (Current Credit Agreement) with a syndicate of banks to replace our prior credit agreement. The Current Credit Agreement increased the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). Our obligations under the Current Credit Agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of our two Canadian subsidiary holding companies to secure our obligations under the Current Credit Agreement. The lenders may accelerate our obligations under the Current Credit Agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The Current Credit Agreement matures on July 23, 2016. As of March 31, 2015, we were in compliance with the various bank covenants.

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

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than our equity securities) on our capital stock. As of March 31, 2015, the balance of the subordinated notes was approximately $3.4 million.

Cash Flow

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Cash flows provided by (used for):
Operating activities	$18,606	$13,650
Investing activities	(489)	1,062
Financing activities	(15,430)	(12,073)
Effect of exchange rate on cash and cash equivalents	(68)	(186)

Net increase in cash and cash equivalents	2,619	2,453

Cash and cash equivalents, beginning of year	12,685	14,220

Cash and cash equivalents, end of period	$15,304	$16,673

Net cash provided by operating activities for the three months ended March 31, 2015 was $13.7 million compared to $18.6 million during three months ended March 31, 2014. The decrease is attributable to lower net income and changes in working capital items period-to-period.

Investing activities for each period were as follows:

•	Net cash provided by investing activities for the three months ended March 31, 2015 was $1.1 million which included $1.2 million received from the sale of the auto sales facility, partially offset by a $121,000 in capital expenditures.

•	Net cash used by investing activities for the three months ended March 31, 2014 was $489,000 which included $629,000 for capital expenditures, partially offset by a $125,000 decrease in restricted cash balance. The capital expenditures included $400,000 for technology and other furnishings at the corporate office.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the three months ended March 31, 2015 was $12.1 million, which primarily consisted of $14.5 million in repayments of indebtedness under the revolving credit facility, partially offset by the borrowing of $2.5 million under the revolving credit facility.

•	Net cash used for financing activities for the three months ended March 31, 2014 was $15.4 million, which primarily consisted of $14.7 million in repayments of indebtedness under the revolving credit facility, $1.5 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $1.0 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the three months ended March 31, 2014 and 2015, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

Short-term Liquidity and Capital Requirements

We believe that our available cash, expected cash flow from operations, and borrowings available under our credit facility will be sufficient to fund our liquidity and capital expenditure requirements during 2015. Expected short-term uses of cash include funding of any increases in consumer loans, debt repayments, interest payments on outstanding debt, financing of branch improvements and small acquisitions, if any, and development of an Internet lending platform in the United States. Our credit facility matures on July 23, 2016.

We expect that the majority of our cash requirements will be satisfied through internally generated cash flows, with any shortfall being funded through borrowing under our revolving credit facility. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, we may be forced to seek additional financing, restrict growth of our long-term installment loan products, reduce operating expenses, pursue the sale of certain assets or consider other alternatives designed to enhance liquidity.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of March 31, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.5 million, which leaves approximately $3.5 million that may yet be purchased under the current program, which expires June 30, 2015.

In third quarter 2014, we committed to a plan to sell our company-owned real-estate. These properties included (i) a building located in Kansas City, Kansas which is presently leased to an unrelated tenant, (ii) three branch buildings located in St. Louis, Missouri, Grandview, Missouri and Jackson, Mississippi and (iii) an auto sales facility in Overland Park, Kansas, which included three buildings and accompanying parking spaces.

In fourth quarter 2014, we completed the sale-leaseback of the three branch buildings. Pursuant to the agreements, we sold the three properties for an aggregate purchase price of $1.1 million, net of fees, and leased each building back over an initial lease term of 10 years. Under the terms of the lease agreements, we are classifying the leases as operating leases.

In February 2015, we completed the sale of our auto sales facility located in Overland Park, Kansas for approximately $1.2 million, net of fees to an unrelated third party.

As of March 31, 2015, the building located in Kansas City, Kansas is classified as an asset held for sale in the Consolidated Balance Sheets. That building is currently listed for sale with a commercial broker and we anticipate that it will be sold within the next 12 months.

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

In response to changes in the overall market and industry, over the past few years we have not engaged meaningfully in any branch expansion efforts. The capital costs of opening a de novo branch include leasehold improvements, signage, computer equipment and security systems, and the costs vary depending on the branch size, location and the services being offered. Historically, the average cost of capital expenditures to open a de novo branch is approximately $50,000.

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

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 21% and 14% of total revenues for the three months ended March 31, 2015. Our short-term lending branches located in the states of Missouri and California represented approximately 28% and 10%, respectively, of total gross profit for the three months ended March 31, 2015. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted in the Executive Summary section of Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014, we have experienced several negative effects to revenues and gross profit resulting from law changes in recent years.

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

Off-Balance Sheet Arrangements

In September 2005, we began operating through a subsidiary as a CSO in our Texas branches. As a CSO, we charge the consumer a fee for arranging for an unrelated third-party lender to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. This arrangement is described in Note 10 to the consolidated financial statements included in Item 1 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have had no significant changes in our Quantitative and Qualitative Disclosures About Market Risk from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material developments in the first quarter 2015 in any cases material to the Company as reported in our 2014 Annual Report on Form 10-K except as noted below.

California - Marquez. On April 20, 2015, we were sued in the United States District Court for the Central District of California in a putative class action lawsuit filed by Mike Marquez. Mr. Marquez alleges that we were violating California law when we allegedly failed to notify California residents that we were recording phone calls we made to cell phones. The complaint does not identify any other members of the proposed class, nor how many members may be in the class. Our answer is currently due in May 2015. At this time, there is no reasonable way to determine possible exposure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the first quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	$—	—	$3,505,140
February 1 – February 28 (a)	42,936	1.70		3,505,140
March 1 – March 31				3,505,140

Total	42,936	$1.70	—	$3,505,140

(a)	Stock repurchase of 42,936 shares in February 2015 were made in connection with the funding of employee income tax withholding obligations arising from the vesting of restricted shares.

On May 21, 2013, our board of directors extended our common stock repurchase program through June 30, 2015. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of March 31, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.5 million, which leaves approximately $3.5 million that may yet be purchased under the current program.

Item 5.	Other Information

On March 26, 2015, the CFPB issued a report entitled Small Business Advisory Review Panel For Potential Rulemakings For Payday, Vehicle Title, And Similar Loans - Outline Of Proposals Under Consideration And Alternatives Considered. The report sets forth the CFPB’s guidelines for issuing proposed rules for the single-pay, auto title loans, deposit advance products, certain high-cost installment loans and open-end loans. The CFPB proposes several types of regulatory requirements to be imposed under the unfair, deceptive, or abusive acts of practices (UDAAP) authority, offering lenders the choice for short term covered loans (loans up to 45 days) and long term covered loans (loans over 45 days). The CFPB proposals provide for two credit options for short-term covered loans and two credit options for longer-term covered loans.

The proposals also include provisions related to practices associated with collecting payments on consumer loans, including a three-day notice to consumers before submitting payments to a consumer’s bank and limiting attempts to collect from a consumer’s account after two consecutive attempts have failed.

Short-term covered loans. Under the ability-to-repay option, a company would be required to determine whether the consumer can repay the loan when due, without defaulting or re-borrowing.

•	The assessment would include determining whether the consumer will have “enough money left to repay the loan” after covering other major financial obligations and living expenses. The assessment would include interest, principal, and fees for add-on products for the loan, as well as the consumer’s income, major financial obligations, and borrowing history.

•	The proposal would prevent the consumer from having any other outstanding covered loans with any lender.

•	Lenders would generally have to adhere to a 60-day cooling off period between loans. To make a second or third loan within a two-month window, lenders would have to document that the borrower’s financial circumstances have improved enough to repay a new loan without re-borrowing.

•	After three loans in a row, all lenders would be prohibited from making a new short-term covered loan to the borrower for 60 days.

Under the alternative screening and structural protection option, the following would apply:

•	The loan may not exceed $500 or last longer than 45 days.

•	The loan may carry only one finance charge.

•	The loan may not require the consumer’s vehicle as collateral.

•	The consumer may not have any other outstanding covered loans with any lender.

•	A second and third consecutive loan would only be permitted if the lender offers either a principal decrease over the three-loan sequence so that it is repaid in full when the third loan is due or the lender allows the consumer to pay the loan off over time without further fees.

•	After three loans in a row, all lenders would be prohibited from making a new short-term covered loan to the borrower for 60 days.

•	The consumer may not be more than 90 days in debt on covered short-term loans in a 12-month period.

Long-term covered loans. Under the ability-to-repay option, a company would be required to determine whether the consumer can repay the loan when due, without defaulting or re-borrowing.

•	The assessment would include determining whether the consumer will have “enough money left to repay the loan” after covering other major financial obligations and living expenses. The assessment would include interest, principal and fees for add-on products for the loan, and the consumer’s income, major financial obligations and borrowing history.

•	Lenders would be required to determine if a consumer is able to repay the loan each time the borrower seeks to refinance or re-borrow.

•	If the borrower has been delinquent on a payment, the lender would be prohibited from refinancing into another loan with similar terms without documentation that the consumer’s financial circumstances had improved enough to be able to repay the loan.

Under the alternative screening and structural protection option, the following would apply:

•	Loans would have a minimum duration of 45 days and a maximum duration of six months.

•	A lender would follow one of two possible approaches:

•	Provide generally the same terms as loans offered under the National Credit Union Administration program for “payday alternative loans.” These include:

•	Loan principal between $200 and $1,000, with the balance decreasing over the loan term.

•	The interest rate may not exceed 28 percent and the maximum application fee is $20.

•	The consumer could not have other covered loans.

•	The lender would only be able to provide two of these covered loans to a consumer within six months.

•	The second approach would limit the amount the consumer is required to pay each month to no more than five (5) percent of the consumer’s gross monthly income.

•	The consumer could not have any other outstanding covered loans with any lender.

•	The lender could not provide more than two of these loans to the consumer in a 12-month period.

If the CFPB adopts the proposed rules, the rules and implementing regulations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flow. The CFPB also has the power to examine consumer lending organizations and has begun an active examination process of payday lenders, including the Company. The CFPB is changing consumer lending practices through the examination process and is likely to continue to effect informal rulemaking through examination and enforcement efforts.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 7, 2015.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)