Form 10-Q
period 2015-06-30
QC Holdings, Inc.
filed 2015-08-11
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, as of July 31, 2015:

Common Stock $0.01 per share par value – 17,333,033 Shares

QC HOLDINGS, INC.

Form 10-Q

June 30, 2015

QC HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year 2015.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2014	June 30, 2015
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$14,220	$11,189
Restricted cash and other	950	950
Loans receivable, less allowance for losses of $6,794 at December 31, 2014 and $6,785 at June 30, 2015	55,744	48,226
Deferred income taxes	824	628
Assets held for sale	2,110	934
Prepaid expenses and other current assets	3,894	4,878

Total current assets	77,742	66,805

Non-current loans receivable, less allowance for losses of $2,133 at December 31, 2014 and $1,689 at June 30, 2015	5,603	3,111

Property and equipment, net	5,013	4,326

Intangible assets, net	835	725

Deferred income taxes	7,751	7,371

Other assets, net	4,555	4,578

Total assets	$101,499	$86,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$638	$1,097
Accrued expenses and other current liabilities	2,562	1,848
Accrued compensation and benefits	4,130	3,202
Deferred revenue	2,917	2,485
Debt due within one year	12,000	750

Total current liabilities	22,247	9,382

Long-term debt	3,415	3,483

Other non-current liabilities	5,482	4,954

Total liabilities	31,144	17,819

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,314,791 outstanding at December 31, 2014; 20,700,250 shares issued and 17,333,033 outstanding at June 30, 2015	207	207
Additional paid-in capital	61,561	60,700
Retained earnings	34,905	33,707
Treasury stock, at cost	(26,276)	(25,550)
Accumulated other comprehensive income (loss)	(42)	33

Total stockholders’ equity	70,355	69,097

Total liabilities and stockholders’ equity	$101,499	$86,916

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues
Consumer loan interest and fees	$33,640	$29,875	$69,361	$61,954
Other	2,341	2,113	5,120	4,549

Total revenues	35,981	31,988	74,481	66,503

Operating expenses
Salaries and benefits	7,716	7,769	16,065	15,667
Provision for losses	11,951	10,619	20,090	18,681
Occupancy	4,254	4,388	8,917	8,993
Depreciation and amortization	461	369	933	801
Other	3,482	3,592	6,915	7,272

Total operating expenses	27,864	26,737	52,920	51,414

Gross profit	8,117	5,251	21,561	15,089

Regional expenses	2,176	1,941	4,426	4,058
Corporate expenses	5,005	4,373	9,688	9,376
Depreciation and amortization	481	184	953	379
Interest expense	326	194	742	436
Other expense (income), net	(184)	(62)	59	456

Income (loss) from continuing operations before income taxes	313	(1,379)	5,693	384
Provision (benefit) for income taxes	98	(398)	2,295	278

Income (loss) from continuing operations	215	(981)	3,398	106
Gain (loss) from discontinued operations, net of income tax	(29)		241

Net income (loss)	$186	$(981)	$3,639	$106

Weighted average number of common shares outstanding:
Basic	17,505	17,375	17,473	17,369
Diluted	17,510	17,375	17,473	17,369

Earnings (loss) per share:
Basic
Continuing operations	$0.01	$(0.06)	$0.19	$0.01
Discontinued operations			0.02

Net income (loss)	$0.01	$(0.06)	$0.21	$0.01

Diluted
Continuing operations	$0.01	$(0.06)	$0.19	$0.01
Discontinued operations			0.02

Net income (loss)	$0.01	$(0.06)	$0.21	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net income (loss)	$186	$(981)	$3,639	$106

Other comprehensive income (loss):
Foreign currency translation adjustment	(42)	(18)	3	75

Total comprehensive income (loss)	$144	$(999)	$3,642	$181

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance, December 31, 2014	17,315	$207	$61,561	$34,905	$(26,276)	$(42)	$70,355

Net income				106			106

Dividends to stockholders				(1,304)			(1,304)

Common stock repurchases	(99)				(181)		(181)

Issuance of restricted stock awards	117		(907)		907		—

Stock-based compensation expense			44				44

Tax impact of stock-based compensation			2				2

Foreign currency translation						75	75

Balance, June 30, 2015	17,333	$207	$60,700	$33,707	$(25,550)	$33	$69,097

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2015
Cash flows from operating activities
Net income	$3,639	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,887	1,180
Provision for losses	19,966	18,681
Deferred income taxes	760	546
Non-cash interest expense	259	134
Loss from foreign currency transaction	43	418
Gain on cash surrender value of life insurance	(150)	(29)
Loss (gain) on disposal of property and equipment	(74)	42
Stock-based compensation	337	44
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(13,362)	(8,769)
Prepaid expenses and other current assets	284	(179)
Other assets	34	7
Accounts payable	231	457
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(1,846)	(2,063)
Income taxes	(284)	(843)
Other non-current liabilities	143	(487)

Net operating	11,867	9,245

Cash flows from investing activities
Purchase of property and equipment	(1,248)	(571)
Proceeds from sale of property and equipment	15	1,186
Changes in restricted cash and other	125

Net investing	(1,108)	615

Cash flows from financing activities
Borrowings under credit facility	6,000	3,250
Payments on credit facility	(15,300)	(14,500)
Repayments of long-term debt	(3,000)
Payments for debt issue costs	(56)
Dividends to stockholders		(1,304)
Repurchase of common stock	(174)	(181)

Net financing	(12,530)	(12,735)

Effect of exchange rate changes on cash and cash equivalents	(8)	(156)

Cash and cash equivalents
Net decrease	(1,779)	(3,031)
At beginning of year	12,685	14,220

At end of period	$10,906	$11,189

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$480	$260
Income taxes	2,030	577

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily consumer loans) through its retail branches and Internet lending operations. The Company’s consumer loans include single-pay, installment and title loans, as well as open-end credit products. The Company also provides other financial products and services, such as credit services, check cashing services, prepaid debit cards, money transfers, money orders and business invoice factoring. As of June 30, 2015, the Company operated 401 loan branches.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 2015, and the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2015 and cash flows for the six months ended June 30, 2014 and 2015, in conformity with US GAAP.

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

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2014 and June 30, 2015.

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

The Company measures long-lived assets held for sale at the lower of carrying amount or estimated fair value. As of December 31, 2014, assets held for sale included an office building located in Kansas City, Kansas and an auto sales facility. With respect to the auto sales facility held for sale, the Company recorded an impairment charge of $211,000 during third quarter 2014 to reduce the carrying amount of the property to its estimated fair value less estimated costs to sell.

The following table presents fair value measurements of certain assets (auto sales facility) on a non-recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total losses

Assets held for sale	$—	$—	$1,176	$211

In February 2015, the Company completed the sale of its auto facility for approximately $1.2 million, net of fees to an unrelated third party. The net book value of the property sold was approximately $1.2 million. As of June 30, 2015, assets held for sale include the building located in Kansas City, Kansas. The fair value of the building approximates its carrying amount as of June 30, 2015.

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

Note 4 – Discontinued Operations

Summarized financial information for discontinued operations during the three and six months ended June 30, 2014 and 2015 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Total revenues	$599	$—	$1,747	$—
Provision for losses	(33)		(124)
Operating expenses	767		1,560

Gross profit (loss)	(135)	—	311	—
Other, net	88		82

Gain (loss) before income taxes	(47)	—	393	—
Income tax benefit (expense)	18		(152)

Gain (loss) from discontinued operations	$(29)	$—	$241	$—

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

Note 5 – Consumer Loans, Credit Quality Information and Allowance for Loan Losses

The components of consumer loan interest and fees as reported in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Single-pay loan fees	$23,528	$21,155	$48,616	$43,191
Installment interest and fees	8,996	7,440	18,474	16,105
Open-end credit fees	1,043	1,219	2,103	2,529
Title loan fees	73	61	168	129

Total	$33,640	$29,875	$69,361	$61,954

Loans receivable. The current portion of loans receivable consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Current portion:
Single-pay loans	$35,843	$31,540
Installment loans	19,228	15,338
Open-end credit loans	4,566	4,021
Other	2,901	4,112

	62,538	55,011
Less: Allowance for losses	(6,794)	(6,785)

Total current portion	$55,744	$48,226

As of December 31, 2014 and June 30, 2015, non-current loans receivable consists entirely of installment loans.

On occasion, the Company will sell certain single-pay and installment loans receivable that the Company had previously charged off to third parties for cash. The sales are recorded as a credit to the overall loss provision, which is consistent with the Company’s policy for recording recoveries. The following table summarizes cash received from the sale of certain single-pay and installment loans receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Cash received from sale of loans receivable	$178	$146	$377	$306

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

The Company had approximately $9.7 million in installment loans receivable that were past due as of December 31, 2014 and approximately 45.7% of this amount was more than 60 days past due. The Company had approximately $6.5 million in installment loans receivable past due as of June 30, 2015 and approximately 40.6% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Balance, beginning of period	$9,060	$7,861	$10,443	$8,927
Charge-offs	(18,053)	(15,699)	(36,665)	(32,130)
Recoveries	7,276	6,054	16,252	13,514
Provision for losses	11,400	10,258	19,653	18,163

Balance, end of period	$9,683	$8,474	$9,683	$8,474

The provision for losses in the Consolidated Statements of Operations includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30, 2015
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$790	$5,560	$1,381	$130	$7,861
Charge-offs	(10,025)	(5,080)	(527)	(67)	(15,699)
Recoveries	5,340	679		35	6,054
Provision for losses	5,407	4,031	584	236	10,258

Balance, end of period	$1,512	$5,190	$1,438	$334	$8,474

	Six Months Ended June 30, 2015
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$1,310	$6,080	$1,437	$100	$8,927
Charge-offs	(19,633)	(11,137)	(1,167)	(193)	(32,130)
Recoveries	11,915	1,527		72	13,514
Provision for losses	7,920	8,720	1,168	355	18,163

Balance, end of period	$1,512	$5,190	$1,438	$334	$8,474

	Three Months Ended June 30, 2014
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$1,741	$5,718	$1,566	$35	$9,060
Charge-offs	(11,450)	(6,162)	(339)	(102)	(18,053)
Recoveries	6,548	691		37	7,276
Provision for losses	4,661	5,854	817	68	11,400

Balance, end of period	$1,500	$6,101	$2,044	$38	$9,683

	Six Months Ended June 30, 2014
	Single-pay Loans	Installment Loans	Open-end Credit Loans	Other	Total

Balance, beginning of period	$2,807	$6,152	$1,419	$65	$10,443
Charge-offs	(23,931)	(11,879)	(648)	(207)	(36,665)
Recoveries	14,495	1,680		77	16,252
Provision for losses	8,129	10,148	1,273	103	19,653

Balance, end of period	$1,500	$6,101	$2,044	$38	$9,683

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	June 30, 2015

Furniture and equipment	$22,280	$22,187
Leasehold improvements	16,644	16,722
Vehicles	865	857

	39,789	39,766
Less: Accumulated depreciation and amortization	(34,776)	(35,440)

Total	$5,013	$4,326

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2014, the balance of the deferred liability was approximately $158,000, of which $102,000 was classified as a non-current liability. As of June 30, 2015, the balance of the deferred liability was approximately $130,000 of which $74,000 is classified as a non-current liability.

Note 7 – Intangible Assets

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31, 2014	June 30, 2015
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	275	275

Gross carrying amount	2,878	2,878
Less: Accumulated amortization	(2,675)	(2,742)

Amortized intangible assets	203	136

Effect of foreign currency translation	(60)	(103)

Total intangible assets, net	$835	$725

The amortization of definite lived intangible assets for customer relationships is recorded as amortization expense. The deferred debt issue costs are amortized to interest expense over the life of the related debt instruments. The following table summarizes the amortization of definite lived intangible assets for the three and six months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Customer relationships	$201	$—	$404	$—
Debt issue costs	93	33	194	66

Total	$294	$33	$598	$66

As of December 31, 2014 and June 30, 2015, the intangible assets recorded for customer relationships was fully amortized. The following table summarizes the estimated annual interest expense for debt issue costs recorded as of June 30, 2015 (in thousands):

June 30, 2015

Remainder of 2015	$64
2016	73

Total	$137

Note 8 – Indebtedness

The following table summarizes long-term debt at December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014	June 30, 2015

Revolving credit facility	$12,000	$750
Senior subordinated notes	3,415	3,483

Total debt	15,415	4,233
Less current portion of debt	(12,000)	(750)

Long-term debt	$3,415	$3,483

On July 23, 2014, the Company entered into an Amended and Restated Credit Agreement (Current Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The 2014 amendment increased the maximum amount available under the revolving credit facility from $16 million to $20 million. The Current Credit Agreement matures on July 23, 2016.

The Current Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). As of June 30, 2015, the Company was in compliance with these covenants. Based on the Company’s initial forecasts of results for third quarter 2015, the Company believes it is more than likely that it may not be in compliance with certain financial covenants during third quarter 2015. The Company will contact its bank lending group for a possible waiver or amendment related to these covenants should such violations occur.

As a condition to entering into the Current Credit Agreement, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 72.4% for the six months ended June 30, 2015 compared to 40.3% for the six months ended June 30, 2014. The high tax rate in 2015 was due to the effect of non-deductible expenses on a reduced level of income.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $177,000 and $135,000 as of December 31, 2014 and June 30, 2015, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of June 30, 2015.

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

As of December 31, 2014 and June 30, 2015, the consumers had total loans outstanding with the lender of approximately $1.5 million and $1.1 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued expenses and other current liabilities was approximately $380,000 as of December 31, 2014 and $230,000 as of June 30, 2015.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Balance, beginning of period	$253	$210	$985	$380
Charge-offs	(590)	(449)	(1,310)	(930)
Recoveries	103	108	296	262
Provision for losses	518	361	313	518

Balance, end of period	$284	$230	$284	$230

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Income available to common stockholders:
Income (loss) from continuing operations	$215	$(981)	$3,398	$106
Discontinued operations, net of income tax	(29)		241

Net income (loss)	$186	$(981)	$3,639	$106

Weighted average shares outstanding:
Weighted average basic common shares outstanding	17,505	17,375	17,473	17,369
Dilutive effect of stock options and unvested restricted stock	5

Weighted average diluted common shares outstanding	17,510	17,375	17,473	17,369

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.06)	$0.19	$0.01
Discontinued operations			0.02

Net income (loss)	$0.01	$(0.06)	$0.21	$0.01

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.06)	$0.19	$0.01
Discontinued operations			0.02

Net income (loss)	$0.01	$(0.06)	$0.21	$0.01

Anti-dilutive securities. Options to purchase 1.4 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2015, because they were anti-dilutive. For the three and six months ended June 30, 2014, options to purchase 2.5 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the stock repurchase program, the Company repurchased 55,647 shares during second quarter 2015 at a total cost of approximately $108,000. As of June 30, 2015, the Company had approximately $3.4 million that may yet be utilized to repurchase shares under the current program.

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

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In connection with an amendment to the Company’s credit agreement in November 2013, the Company was prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, the Company’s board of directors suspended the regular quarterly cash dividend. The Current Credit Agreement (dated July 23, 2014), does not directly restrict the payment of dividends other than through compliance with various financial covenants. The declaration of dividends is subject to the discretion of the Company’s board of directors. The future determination as to the payment of cash dividends will depend on operating results, financial condition, cash and capital requirements and other factors as the board of directors deems relevant. On April 23, 2015, the Company’s board of directors declared a special cash dividend of $0.025 per common share. The dividend was paid on June 2, 2015 to stockholders of record as of May 19, 2015. The total amount of the dividend paid was approximately $435,000.

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Restricted Stock. As of December 31, 2014, the Company had 116,825 shares of non-vested restricted stock. In first quarter 2015, these shares vested and the amortization of all restricted stock grants was completed. The following table summarizes the stock-based compensation expense for restricted stock awards reported in net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Employees	$119	$—	$285	$44
Non-employee directors	52		52

Total	$171	$—	$337	$44

Stock Options. The Company did not grant stock options during the six months ended June 30, 2015. As of June 30, 2015, the Company had 1.4 million stock options outstanding and exercisable with a weighted average exercise price of $7.90.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Performance Units	$44	$14	$106	$(31)
RSU’s	46	61	132	89

Total	$90	$75	$238	$58

The following table summarizes the liability associated with Performance Units and RSU’s (in thousands):

	December 31, 2014	June 30, 2015
Performance Units	$83	$52
RSU’s	272	197

Total	$355	$249

In first quarter 2015, the RSU’s granted in 2012 vested and as a result, the Company paid approximately $163,000 in cash to the executive officers covered under the LTIP. As of June 30, 2015, the total unrecognized costs related to the Performance Units and RSUs was approximately $513,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 2.3 years.

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

Canada - Lee. On October 18, 2011, Matthew Lee, an alleged Alberta, Canada resident sued Direct Credit, all of its subsidiaries and three former directors of those subsidiaries in the Supreme Court of British Columbia in a purported class action. The plaintiff alleged that Direct Credit and its subsidiaries violated Canada’s criminal usury laws by charging interest on its loans at rates higher than 60%.

The parties have settled the case. The Company’s share of the settlement amount and ancillary expenses, net of indemnification from the prior owners of Direct Credit, is $500,000 (Canadian). The settlement will involve refunds and credits to class members dating back to 2001. The deadline for eligible customers to make a claim was July 21, 2015. The parties expect that they will complete the settlement by the end of 2015.

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

Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 22%, 13%, 5% and 5% respectively, of total revenues for six months ended June 30, 2015. Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 29%, 10%, 8% and 8%, respectively, of total gross profit for the six months ended June 30, 2015. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes that impacted the relative significance of a given state from year to year. For example, historically when customer usage restrictions have been introduced with new legislation, such as in Washington, South Carolina and Kentucky, the Company experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

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

Note 15 – Segment Information

The Company’s operating business units offer various financial services. The Company has elected to organize and report on its business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer single-pay loans, installment loans, credit services, check cashing services, title loans, open-end credit, debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. The Company evaluates the performance of its segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended June 30, 2015
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$26,672	$3,749	$1,567	$31,988

Provision for losses	7,195	2,871	553	10,619
Other expenses	14,625	481	1,012	16,118

Gross profit	4,852	397	2	5,251
Other, net (a)	(5,666)	(546)	(418)	(6,630)

Loss from continuing operations before income taxes	$(814)	$(149)	$(416)	$(1,379)

	Six Months Ended June 30, 2015
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$55,141	$8,249	$3,113	$66,503

Provision for losses	11,435	6,396	850	18,681
Other expenses	29,662	1,058	2,013	32,733

Gross profit	14,044	795	250	15,089
Other, net (a)	(11,989)	(1,264)	(1,452)	(14,705)

Income (loss) from continuing operations before income taxes	$2,055	$(469)	$(1,202)	$384

	Three Months Ended June 30, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$29,681	$4,580	$1,720	$35,981

Provision for losses	6,339	5,080	532	11,951
Other expenses	14,200	516	1,197	15,913

Gross profit (loss)	9,142	(1,016)	(9)	8,117
Other, net (a)	(6,538)	(722)	(544)	(7,804)

Income (loss) from continuing operations before income taxes	$2,604	$(1,738)	$(553)	$313

	Six Months Ended June 30, 2014
	Branch Lending	Centralized Lending	E-Lending	Consolidated Total

Total revenues	$61,504	$9,443	$3,534	$74,481

Provision for losses	11,209	7,801	1,080	20,090
Other expenses	29,531	980	2,319	32,830

Gross profit	20,764	662	135	21,561
Other, net (a)	(13,059)	(1,387)	(1,422)	(15,868)

Income (loss) from continuing operations before income taxes	$7,705	$(725)	$(1,287)	$5,693

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31, 2014	June 30, 2015

Branch Lending	$84,009	$73,676
Centralized Lending	11,467	7,208
E-Lending	6,023	6,032

Balance, end of period	$101,499	$86,916

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

Note 16 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Credit services fees	$1,104	$950	$2,503	$2,111
Check cashing fees	619	544	1,379	1,207
Other fees	618	619	1,238	1,231

Total	$2,341	$2,113	$5,120	$4,549

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks include (1) changes in laws or regulations or governmental interpretations of existing laws and regulations governing consumer protection or short-term lending practices, (2) uncertainties relating to the interpretation, application and promulgation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the impact of proposed rulemaking by the Consumer Financial Protection Bureau (CFPB), (3) ballot referendum initiatives by industry opponents to cap the rates and fees that can be charged to customers, (4) uncertainties related to the examination process by the CFPB and indirect rulemaking through the examination process, (5) litigation or regulatory action directed towards us or the short-term consumer loan industry, (6) volatility in our earnings, primarily as a result of fluctuations in loan loss experience and closures of branches, (7) risks associated with our dependence on cash management banking services and the Automated Clearing House for loan collections, (8) negative media reports and public perception of the short-term consumer loan industry and the impact on federal and state legislatures and federal and state regulators, (9) changes in our key management personnel, (10) risks associated with owning and managing non-U.S. businesses, and (11) the other risks detailed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements. When investors consider these forward-looking statements, they should keep in mind the risk factors and other cautionary statements in this discussion.

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

OVERVIEW

We provide various financial services (primarily single-pay loans and installment loans) through our retail branches and Internet lending operations. We also provide other financial products and services, such as credit services, open-end credit, check cashing services, title loans, prepaid debit cards, money transfers, money orders and business invoice factoring. As of June 30, 2015, we operated 401 loan branches.

Revenues from our single-pay loan products were approximately 64.9% of our total revenues for the six months ended June 30, 2015. In all states in which we offer single-pay loans, we fund the loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

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

We have elected to organize and report on our business units as three reportable segments (Branch Lending, Centralized Lending and E-Lending). The Branch Lending segment includes branches that offer single-pay loans, installment loans, credit services, check cashing services, title loans, open-end credit, prepaid debit cards, money transfers and money orders. The Centralized Lending segment includes long-term installment loans (Signature Loans and Auto Equity Loans) that are centrally underwritten. The E-Lending segment includes the Internet lending operations in the United States and Canada. We evaluate the performance of our reportable segments based on, among other things, gross profit, income from continuing operations before income taxes and return on invested capital.

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

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In the second half of 2015, we expect to introduce additional longer-term, centrally underwritten installment loan products in our branches where possible, and to actively market these loans to existing and potential customers. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

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

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

The following table sets forth our results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of revenues)
Revenues
Consumer loan interest and fees	$33,640	$29,875	93.5%	93.4%
Other	2,341	2,113	6.5%	6.6%

Total revenues	35,981	31,988	100.0%	100.0%

Operating expenses
Salaries and benefits	7,716	7,769	21.4%	24.3%
Provision for losses	11,951	10,619	33.2%	33.2%
Occupancy	4,254	4,388	11.8%	13.7%
Depreciation and amortization	461	369	1.3%	1.2%
Other	3,482	3,592	9.7%	11.2%

Total operating expenses	27,864	26,737	77.4%	83.6%

Gross profit	8,117	5,251	22.6%	16.4%

Regional expenses	2,176	1,941	6.0%	6.1%
Corporate expenses	5,005	4,373	13.9%	13.7%
Depreciation and amortization	481	184	1.3%	0.6%
Interest expense	326	194	0.9%	0.6%
Other expense, net	(184)	(62)	(0.4)%	(0.2)%

Income (loss) from continuing operations before income taxes	313	(1,379)	0.9%	(4.4)%
Provision (benefit) for income taxes	98	(398)	0.3%	(1.2)%

Income (loss) from continuing operations	215	(981)	0.6%	(3.2)%
Loss from discontinued operations, net of income tax	(29)		(0.1)%

Net income (loss)	$186	$(981)	0.5%	(3.2)%

The following table sets forth selected financial and statistical information for the three months ended June 30, 2014 and 2015:

	Three Months Ended
	June 30,
	2014	2015
Branch Lending Information:
Number of branches, beginning of period	430	407
Branches closed	(15)	(6)

Number of branches, end of period	415	401

Average number of branches open during period (excluding branches reported as discontinued operations)	409	404

Average revenue per branch (in thousands)	$73	$66

Other Information:
Single-Pay Loans:
Single-pay loan volume (in thousands)	$161,427	$145,004
Average loan (principal plus fee)	385	382
Average fees per loan	59	59
Average fee rate per $100	18	18

Branch-Based Installment Loans:
Installment loan volume (in thousands)	$10,025	$8,468
Average loan (principal plus fee)	609	615
Average term (months)	9	8

Signature Installment Loans:
Installment loan volume (in thousands)	$4,233	$2,412
Average loan (principal)	1,859	1,785
Average term (months)	21	20

Auto Equity Installment Loans:
Installment loan volume (in thousands)	$295	$173
Average loan (principal)	3,557	3,328
Average term (months)	32	31

Income from Continuing Operations. For the three months ended June 30, 2015, we had a loss from continuing operations totaling $981,000 compared to income of $215,000 for the same period in 2014. A discussion of the various components of income (loss) from continuing operations follows.

Revenues. The following table summarizes our revenues for the three months ended June 30, 2014 and 2015 and sets forth the percentage of total revenue for single-pay loans and the other services we provide.

	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of total revenues)
Revenues

Single-pay loan fees	$23,528	$21,155	65.4%	66.1%
Installment interest and fees	8,996	7,440	25.0%	23.3%
Open-end credit fees	1,043	1,219	2.9%	3.8%
Title loan fees	73	61	0.2%	0.2%

Consumer loan interest and fees	33,640	29,875	93.5%	93.4%

Credit service fees	1,104	950	3.1%	3.0%
Check cashing fees	619	544	1.7%	1.7%
Other fees	618	619	1.7%	1.9%

Other revenues	2,341	2,113	6.5%	6.6%

Total revenues	$35,981	$31,988	100.0%	100.0%

Revenues totaled $32.0 million in second quarter 2015 compared to $36.0 million in second quarter 2014, a decrease of $4.0 million or 11.1%. The decline is largely due to lower interest and fees from our single-pay product.

Revenues from our single-pay loan product represent our largest source of revenues and were approximately 66.1% of total revenues for the three months ended June 30, 2015. With respect to single-pay loan volume, we originated approximately $145.0 million in loans during second quarter 2015, which was a decline of 10.2% from the $161.4 million during second quarter 2014. The decline is attributable to competitive pressures as customers explore alternative loan products and distribution channels.

The average single-pay loan (including fee) totaled $382 in second quarter 2015 versus $385 during second quarter 2014. Average fees received from customers per loan were $59 in second quarter 2015 and $59 in second quarter 2014.

Revenues from installment loan fees totaled $7.4 million in second quarter 2015 compared to $9.0 million in the prior year’s second quarter, a decrease of $1.6 million or 17.8%. The decline reflects a more restrictive underwriting process as we look to improve the credit quality of our longer-term, higher-dollar installment loan portfolio.

Operating Expenses. Total operating expenses declined by $1.2 million, from $27.9 million during second quarter 2014 to $26.7 million in second quarter 2015. Total operating costs, exclusive of loan losses, increased from $15.9 million during second quarter 2014 to $16.1 million in second quarter 2015. The increase was primarily due to higher marketing expenditures.

Our loss ratio was 33.2% in second quarter 2015 and 33.2% in second quarter 2014. Improvements in the loss experience for our higher-dollar installment loan products due to improved underwriting were offset by higher losses in our single-pay products. We received cash of approximately $146,000 from the sale of certain single-pay loans receivable during second quarter 2015 that had previously been written off compared to $178,000 during second quarter 2015.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended June 30, 2014 and 2015.

	Gross Profit (Loss)		Gross Margin %
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Operating Segment	2014	2015	2014	2015
	(in thousands)

Branch Lending	$9,142	$4,852	30.8%	18.2%
Centralized Lending	(1,016)	397	(22.2)%	10.6%
E-Lending	(9)	2	(0.5)%	0.1%

Total	$8,117	$5,251	22.6%	16.4%

Gross profit decreased by $2.8 million, or 34.6%, from $8.1 million in second quarter 2014 to $5.3 million in second quarter 2015. The decline in gross profit quarter-to-quarter was primarily attributable to the decline in revenues as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $7.2 million in second quarter 2014 to $6.3 million in second quarter 2015. This decline is primarily due to lower overall compensation and reduced professional fees in second quarter 2015 compared to second quarter 2014.

Income Tax Provision. The effective income tax rate for the second quarter 2015 was 28.9% compared to 31.3% in the prior year’s second quarter. The lower tax rate in second quarter 2015 was due to lower non-deductible expenses.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

The following table sets forth our results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of revenues)
Revenues
Consumer loan interest and fees	$69,361	$61,954	93.1%	93.2%
Other	5,120	4,549	6.9%	6.8%

Total revenues	74,481	66,503	100.0%	100.0%

Operating expenses
Salaries and benefits	16,065	15,667	21.6%	23.6%
Provision for losses	20,090	18,681	27.0%	28.1%
Occupancy	8,917	8,993	12.0%	13.5%
Depreciation and amortization	933	801	1.3%	1.2%
Other	6,915	7,272	9.2%	10.9%

Total operating expenses	52,920	51,414	71.1%	77.3%

Gross profit	21,561	15,089	28.9%	22.7%

Regional expenses	4,426	4,058	5.9%	6.1%
Corporate expenses	9,688	9,376	13.0%	14.1%
Depreciation and amortization	953	379	1.3%	0.6%
Interest expense	742	436	1.0%	0.6%
Other expense, net	59	456	0.1%	0.7%

Income from continuing operations before income taxes	5,693	384	7.6%	0.6%
Provision for income taxes	2,295	278	3.0%	0.4%

Income from continuing operations	3,398	106	4.6%	0.2%
Gain from discontinued operations, net of income tax	241		0.3%

Net income	$3,639	$106	4.9%	0.2%

The following table sets forth selected financial and statistical information for the six months ended June 30, 2014 and 2015:

	Six Months Ended
	June 30,
	2014	2015
Branch Lending Information:
Number of branches, beginning of period	432	409
Branches closed	(17)	(8)

Number of branches, end of period	415	401

Average number of branches open during period (excluding branches reported as discontinued operations)	409	406

Average revenue per branch (in thousands)	$150	$136

Other Information:
Single-Pay Loans:
Single-pay loan volume (in thousands)	$326,511	$289,857
Average loan (principal plus fee)	388	384
Average fees per loan	59	59
Average fee rate per $100	18	18

Branch-Based Installment Loans:
Installment loan volume (in thousands)	$17,703	$14,834
Average loan (principal plus fee)	598	612
Average term (months)	8	8

Signature Installment Loans:
Installment loan volume (in thousands)	$7,129	$4,547
Average loan (principal)	1,887	1,794
Average term (months)	21	20

Auto Equity Installment Loans:
Installment loan volume (in thousands)	$521	$280
Average loan (principal)	3,317	3,371
Average term (months)	31	31

Income from Continuing Operations. For the six months ended June 30, 2015, income from continuing operations was $106,000 compared to $3.4 million for the same period in 2014. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for the six months ended June 30, 2014 and 2015 and sets forth the percentage of total revenue for single-pay loans and the other services we provide.

	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of total revenues)
Revenues

Single-pay loan fees	$48,616	$43,191	65.3%	64.9%
Installment interest and fees	18,474	16,105	24.8%	24.2%
Open-end credit fees	2,103	2,529	2.8%	3.8%
Title loan fees	168	129	0.2%	0.3%

Consumer loan interest and fees	69,361	61,954	93.1%	93.2%

Credit service fees	2,503	2,111	3.4%	3.2%
Check cashing fees	1,379	1,207	1.9%	1.8%
Other fees	1,238	1,231	1.6%	1.8%

Other revenues	5,120	4,549	6.9%	6.8%

Total revenues	$74,481	$66,503	100.0%	100.0%

For the six months ended June 30, 2015, revenues were $66.5 million, a decline of 10.7% from $74.5 million during the six months ended June 30, 2014. The decline is largely due to lower interest and fees from our consumer loan products, indicative of competitive pressures as customer explore alternative loan products and distribution channels.

Revenues from our single-pay loan product represent our largest source of revenues and were approximately 64.9% of total revenues for the six months ended June 30, 2015. With respect to single-pay loan volume, we originated approximately $289.9 million in loans during six months ended June 30, 2015, which was a decrease of 11.2% from the $326.5 million during the same period in 2014. The decline is attributable to competitive pressures as customers explore alternative loan products and distribution channels.

The average single-pay loan (including fee) totaled $384 during first six months of 2015 versus $388 in comparable 2014. Average fees received from customers per loan were $59 during first six month of 2015 and $59 during first six months of 2014.

Revenues from installment loan fees totaled $16.1 million during first six months of 2015 versus $18.5 million in comparable 2014, a decline of $2.4 million or 13.0%. The decline reflects a more restrictive underwriting process as we look to improve the credit quality of our longer-term, higher-dollar installment loan portfolio.

We anticipate our consumer loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during the remainder of 2015 due to ongoing regulatory and legislative pressures and increasing competition from storefront and Internet lending providers offering alternative short and intermediate term loan products and services. In addition, throughout 2014, we initiated a new underwriting platform for our single-pay loan products in various states. We expect that this platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. Throughout 2014, we focused on monitoring, evaluating and modifying this new process to improve its capabilities and results. We plan to introduce this underwriting platform in the remainder of our states throughout 2015. In 2015, we also expect to add various longer-term, centrally underwritten installment loan products to our branch network, where possible, and to actively market these products to existing and potential customers.

Operating Expenses. Total operating expenses decreased by $1.5 million, from $52.9 million during first six months of 2014 to $51.4 million during first six months of 2015. Total operating costs, exclusive of loan losses, decreased from $32.8 million during first six months of 2014 to $32.7 million during first six months of 2015. Modest declines in compensation were offset by higher marketing costs.

Our loss ratio was 27.0% during the first six months of 2014 versus 28.1% during the first six months of 2015. This increase reflects higher losses in single-pay products, largely as a result of an unusually strong second quarter in 2014. In addition, we received cash of approximately $306,000 from the sale of certain single-pay loans receivable during six months ended June 30, 2015 that had previously been written off compared to $377,000 during the same period in 2014.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the six months ended June 30, 2014 and 2015.

	Gross Profit		Gross Margin %
	Six Months Ended June 30,		Six Months Ended June 30,
Operating Segment	2014	2015	2014	2015
	(in thousands)

Branch Lending	$20,764	$14,044	33.8%	25.5%
Centralized Lending	662	795	7.0%	9.6%
E-Lending	135	250	3.8%	8.0%

Total	$21,561	$15,089	28.9%	22.7%

Gross profit decreased by $6.5 million, or 30.1%, from $21.6 million in during first six months of 2014 to $15.1 million during first six months of 2015. The decline in gross profit was primarily attributable to the decline in revenues as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses decreased from $14.1 million during first six months of 2014 to $13.4 million during first six months of 2015. The decline is primarily due to lower professional fees in first half of 2015 compared to first half of 2014.

Income Tax Provision. The effective income tax rate for the six months ended June 30, 2015 was 72.4% compared to 40.3% in the first half of prior year. The high tax rate in 2015 was due to the effect of non-deductible expenses on a reduced level of income.

Discontinued Operations.

Summarized financial information for discontinued operations during the three and six months ended June 30, 2014 and 2015 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Total revenues	$599	$—	$1,747	$—

Provision for losses	(33)		(124)
Operating expenses	767		1,560

Gross profit (loss)	(135)	—	311	—
Other, net	88		82

Gain (loss) before income taxes	(47)	—	393	—
Income tax benefit (expense)	18		(152)

Gain (loss) from discontinued operations	$(29)	$—	$241	$—

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

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. In addition to the generally tight credit markets in the past five years as a result of the 2008-2009 recession and national credit crisis, we have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our prior credit agreement. While our bank lending group waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we received in the past resulted in less availability of funds under our prior credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends). If financial results continue to decline, a reduction in the availability of funds under our Current Credit Agreement could require us to take measures to conserve cash until the markets stabilize and our results improve. Such measures could include deferring capital expenditures (including acquisitions), restricting growth of our long-term installment loan product, reducing operating expenses, eliminating cash dividends, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity. As of June 30, 2015, we were in compliance with the various bank covenants. Based on our initial forecasts of results for third quarter 2015, we believe it is more than likely we may not be in compliance with certain financial covenants during third quarter 2015. We will contact our bank lending group for a possible waiver or amendment of these covenants, should such violations occur.

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

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than our equity securities) on our capital stock. As of June 30, 2015, the balance of the subordinated notes was approximately $3.5 million.

Cash Flow

Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2014	2015
Cash flows provided by (used for):
Operating activities	$11,867	$9,245
Investing activities	(1,108)	615
Financing activities	(12,530)	(12,735)
Effect of exchange rate on cash and cash equivalents	(8)	(156)

Net decrease in cash and cash equivalents	(1,779)	(3,031)

Cash and cash equivalents, beginning of year	12,685	14,220

Cash and cash equivalents, end of period	$10,906	$11,189

Net cash provided by operating activities for the six months ended June 30, 2015 was $9.2 million compared to $11.9 million during six months ended June 30, 2014. The decrease is attributable to lower net income and changes in working capital items period-to-period.

Investing activities for each period were as follows:

•	Net cash provided by investing activities for the six months ended June 30, 2015 was $615,000 which included $1.2 million received from the sale of the auto sales facility, partially offset by a $571,000 in capital expenditures.

•	Net cash used by investing activities for the six months ended June 30, 2014 was $1.1 million which included $1.2 million for capital expenditures, partially offset by a $125,000 decrease in restricted cash balance. The capital expenditures included $821,000 for technology and other furnishings at the corporate office.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the six months ended June 30, 2015 was $12.7 million, which primarily consisted of $14.5 million in repayments of indebtedness under the revolving credit facility, $1.3 million in dividend payments to stockholders and $181,000 for the repurchase of 99,000 shares of common stock. These items were partially offset by the borrowing of $3.3 million under the revolving credit facility.

•	Net cash used for financing activities for the six months ended June 30, 2014 was $12.5 million, which primarily consisted of $15.3 million in repayments of indebtedness under the revolving credit facility, $3.0 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $6.0 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the six months ended June 30, 2014 and 2015, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

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

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of June 30, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.6 million, which leaves approximately $3.4 million that may yet be purchased under the current program, which expires June 30, 2017.

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

As of June 30, 2015, the building located in Kansas City, Kansas is classified as an asset held for sale in the Consolidated Balance Sheets. That building is currently listed for sale with a commercial broker and we anticipate that it will be sold within the next 12 months.

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

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 22% and 13% of total revenues for the six months ended June 30, 2015. Our short-term lending branches located in the states of Missouri and California represented approximately 29% and 10%, respectively, of total gross profit for the six months ended June 30, 2015. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted in the Executive Summary section of Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014, we have experienced several negative effects to revenues and gross profit resulting from law changes in recent years.

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

There have been no material developments in the second quarter 2015 in any cases material to the Company as reported in our 2014 Annual Report on Form 10-K except as noted below.

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

Issuer Purchases of Equity Securities. The following table sets forth certain information about the shares of common stock we repurchased during the second quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	—	$3,505,140
May 1 – May 31	7,500	2.12	7,500	3,489,240
June 1 – June 30	48,147	1.91	48,147	3,397,279

Total	55,647	$1.94	55,647	$3,397,279

On June 4, 2015, our board of directors extended our common stock repurchase program through June 30, 2017. The board of directors has previously authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. As of June 30, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.6 million, which leaves approximately $3.4 million that may yet be purchased under the current program.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 11, 2015.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)