Form 10-Q
period 2015-09-30
QC Holdings, Inc.
filed 2015-11-12
CIK 1289505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, as of October 31, 2015:

Common Stock $0.01 per share par value – 17,333,033 Shares

QC HOLDINGS, INC.

Form 10-Q

September 30, 2015

QC HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTRODUCTORY COMMENTS

The consolidated financial statements included in this report have been prepared by QC Holdings, Inc. (the Company), without audit, under the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under those rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year 2015.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2014	2015
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$14,220	$12,823
Restricted cash and other	950	950
Loans receivable, less allowance for losses of $6,794 at December 31, 2014 and $6,436 at September 30, 2015	55,744	49,802
Deferred income taxes	824	1,294
Assets held for sale	2,110	934
Prepaid expenses and other current assets	3,894	4,035

Total current assets	77,742	69,838

Non-current loans receivable, less allowance for losses of $2,133 at December 31, 2014 and $1,807 at September 30, 2015	5,603	3,684

Property and equipment, net	5,013	4,099

Intangible assets, net	835	656

Deferred income taxes	7,751	7,262

Other assets, net	4,555	4,299

Total assets	$101,499	$89,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$638	$739
Accrued expenses and other current liabilities	2,562	3,334
Accrued compensation and benefits	4,130	4,337
Deferred revenue	2,917	2,511
Debt due within one year	12,000	6,518

Total current liabilities	22,247	17,439

Long-term debt	3,415

Other non-current liabilities	5,482	4,747

Total liabilities	31,144	22,186

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value: 75,000,000 shares authorized; 20,700,250 shares issued and 17,314,791 outstanding at December 31, 2014; 20,700,250 shares issued and 17,333,033 outstanding at September 30, 2015	207	207
Additional paid-in capital	61,561	60,700
Retained earnings	34,905	32,213
Treasury stock, at cost	(26,276)	(25,550)
Accumulated other comprehensive income (loss)	(42)	82

Total stockholders’ equity	70,355	67,652

Total liabilities and stockholders’ equity	$101,499	$89,838

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenues
Consumer loan interest and fees	$36,868	$32,220	$106,229	$94,173
Other	2,510	2,259	7,630	6,809

Total revenues	39,378	34,479	113,859	100,982

Operating expenses
Salaries and benefits	8,616	8,131	24,680	23,798
Provision for losses	12,565	10,525	32,655	29,207
Occupancy	4,525	4,693	13,442	13,686
Depreciation and amortization	437	340	1,370	1,141
Other	3,861	4,027	10,777	11,298

Total operating expenses	30,004	27,716	82,924	79,130

Gross profit	9,374	6,763	30,935	21,852

Regional expenses	1,993	2,003	6,420	6,061
Corporate expenses	4,407	5,784	14,095	15,160
Depreciation and amortization	502	178	1,455	557
Interest expense	364	223	1,106	659
Other expense, net	1,628	418	1,687	875

Income (loss) from continuing operations before income taxes	480	(1,843)	6,172	(1,460)
Provision (benefit) for income taxes	155	(350)	2,450	(72)

Income (loss) from continuing operations	325	(1,493)	3,722	(1,388)
Gain (loss) from discontinued operations, net of income tax	(99)		143

Net income (loss)	$226	$(1,493)	$3,865	$(1,388)

Weighted average number of common shares outstanding:
Basic	17,511	17,333	17,486	17,360
Diluted	17,568	17,333	17,492	17,360

Earnings (loss) per share:
Basic
Continuing operations	$0.02	$(0.09)	$0.21	$(0.08)
Discontinued operations	(0.01)		0.01

Net income (loss)	$0.01	$(0.09)	$0.22	$(0.08)

Diluted
Continuing operations	$0.02	$(0.09)	$0.21	$(0.08)
Discontinued operations	(0.01)		0.01

Net income (loss)	$0.01	$(0.09)	$0.22	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Net income (loss)	$226	$(1,493)	$3,865	$(1,388)

Other comprehensive income:
Foreign currency translation adjustment	61	49	64	124

Total comprehensive income (loss)	$287	$(1,444)	$3,929	$(1,264)

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

						Accumulated
			Additional			other	Total
	Outstanding	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	shares	stock	capital	earnings	stock	income (loss)	equity

Balance, December 31, 2014	17,315	$207	$61,561	$34,905	$(26,276)	$(42)	$70,355

Net loss				(1,388)			(1,388)

Dividends to stockholders				(1,304)			(1,304)

Common stock repurchases	(99)				(181)		(181)

Issuance of restricted stock awards	117		(907)		907		—

Stock-based compensation expense			44				44

Tax impact of stock-based compensation			2				2

Foreign currency translation						124	124

Balance, September 30, 2015	17,333	$207	$60,700	$32,213	$(25,550)	$82	$67,652

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities
Net income (loss)	$3,865	$(1,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,826	1,698
Provision for losses	32,729	29,207
Deferred income taxes	99	(47)
Non-cash interest expense	414	201
Loss from foreign currency transaction	333	787
Loss (gain) on cash surrender value of life insurance	(73)	231
Loss on disposal of property and equipment	1,270	94
Stock-based compensation	457	44
Changes in operating assets and liabilities
Loans, interest and fees receivable, net	(28,421)	(21,525)
Prepaid expenses and other current assets	330	450
Other assets	30	26
Accounts payable	(280)	100
Accrued expenses, other liabilities, accrued compensation and benefits and deferred revenue	(736)	638
Income taxes	33	(698)
Other non-current liabilities	115	(672)

Net operating	12,991	9,146

Cash flows from investing activities
Purchase of property and equipment	(1,975)	(928)
Proceeds from sale of property and equipment	15	1,187
Changes in restricted cash and other	126

Net investing	(1,834)	259

Cash flows from financing activities
Borrowings under credit facility	11,250	7,500
Payments on credit facility	(18,300)	(16,500)
Repayments of long-term debt	(4,500)
Payments for debt issue costs	(306)
Dividends to stockholders		(1,304)
Repurchase of common stock	(174)	(181)

Net financing	(12,030)	(10,485)

Effect of exchange rate changes on cash and cash equivalents	(95)	(317)

Cash and cash equivalents
Net decrease	(968)	(1,397)
At beginning of year	12,685	14,220

At end of period	$11,717	$12,823

Supplementary schedule of cash flow information
Cash paid during the period for
Interest	$669	$391
Income taxes	2,395	677

The accompanying notes are an integral part of these consolidated financial statements.

QC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Business. QC Holdings, Inc. and its subsidiaries (hereinafter referred to as the Company) provide various financial services (primarily consumer loans) through its retail branches and Internet lending operations. The Company’s consumer loans include single-pay, installment and title loans, as well as open-end credit products. The Company also provides other financial products and services, such as credit services, check cashing services, prepaid debit cards, money transfers, money orders and business invoice factoring. As of September 30, 2015, the Company operated 396 loan branches.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 2015, and the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2015 and cash flows for the nine months ended September 30, 2014 and 2015, in conformity with US GAAP.

Note 2 – New Accounting Pronouncements

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance does not affect recognition and measurement guidance for debt issuance costs. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period; early adoption is permitted. The Company will adopt this guidance beginning in 2016 and the adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Note 3 – Fair Value Measurements

Accounting guidance on fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no recurring fair value measurements as of December 31, 2014 and September 30, 2015.

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

The following table presents fair value measurements of certain assets (auto sales facility) on a non-recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements			Total losses
	Level 1	Level 2	Level 3

Assets held for sale	$—	$—	$1,176	$(211)

In February 2015, the Company completed the sale of its auto facility for approximately $1.2 million, net of fees to an unrelated third party. The net book value of the property sold was approximately $1.2 million. As of September 30, 2015, assets held for sale include the building located in Kansas City, Kansas. The fair value of the building approximates its carrying amount as of September 30, 2015.

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

The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Debt is reported at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2014 and September 30, 2015, the fair value of the Company’s outstanding indebtedness approximated the carrying value.

Note 4 – Discontinued Operations

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2014 and 2015 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Total revenues	$199	$—	$1,945	$—
Provision for losses	198	—	74	—
Operating expenses	158	—	1,719	—

Gross profit (loss)	(157)	—	152	—
Other, net	(6)	—	77	—

Gain (loss) before income taxes	(163)	—	229	—
Income tax benefit (expense)	64	—	(86)	—

Gain (loss) from discontinued operations	$(99)	$—	$143	$—

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

Note 5 – Consumer Loans, Credit Quality Information and Allowance for Loan Losses

The components of consumer loan interest and fees as reported in the Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Single-pay loan fees	$25,567	$22,961	$74,183	$66,151
Installment interest and fees	10,020	7,878	28,494	23,982
Open-end credit fees	1,206	1,317	3,309	3,845
Title loan fees	75	64	243	195

Total	$36,868	$32,220	$106,229	$94,173

Loans receivable. The current portion of loans receivable consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015

Current portion:
Single-pay loans	$35,843	$32,086
Installment loans	19,228	15,791
Open-end credit loans	4,566	4,104
Other	2,901	4,257

	62,538	56,238
Less: Allowance for losses	(6,794)	(6,436)

Total current portion	$55,744	$49,802

As of December 31, 2014 and September 30, 2015, non-current loans receivable consists entirely of installment loans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Cash received from sale of loans receivable	$183	$317	$560	$623

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

The Company had approximately $9.7 million in installment loans receivable that were past due as of December 31, 2014 and approximately 45.7% of this amount was more than 60 days past due. The Company had approximately $6.8 million in installment loans receivable past due as of September 30, 2015 and approximately 44.4% of this amount was more than 60 days past due.

Allowance for loan losses. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Balance, beginning of period	$9,684	$8,474	$10,444	$8,927
Charge-offs	(21,141)	(17,119)	(57,817)	(49,299)
Recoveries	7,967	6,925	24,230	20,488
Provision for losses	12,110	9,963	31,763	28,127

Balance, end of period	$8,620	$8,243	$8,620	$8,243

The provision for losses in the Consolidated Statements of Operations includes losses associated with the credit service organization (see note 10 for additional information) and excludes loss activity related to discontinued operations (see note 4 for additional information).

The following tables summarize the activity in the allowance for loan losses by product type during the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30, 2015
			Open-end
	Single-pay	Installment	Credit
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,512	$5,190	$1,438	$334	$8,474
Charge-offs	(11,685)	(4,671)	(644)	(119)	(17,119)
Recoveries	6,230	664		31	6,925
Provision for losses	5,058	3,957	668	280	9,963

Balance, end of period	$1,115	$5,140	$1,462	$526	$8,243

	Nine Months Ended September 30, 2015
			Open-end
	Single-pay	Installment	Credit
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,310	$6,080	$1,437	$100	$8,927
Charge-offs	(31,318)	(15,808)	(1,811)	(362)	(49,299)
Recoveries	18,145	2,191		152	20,488
Provision for losses	12,978	12,677	1,836	636	28,127

Balance, end of period	$1,115	$5,140	$1,462	$526	$8,243

	Three Months Ended September 30, 2014
			Open-end
	Single-pay	Installment	Credit
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$1,500	$6,100	$2,044	$40	$9,684
Charge-offs	(13,369)	(6,170)	(1,479)	(123)	(21,141)
Recoveries	7,225	716		26	7,967
Provision for losses	5,947	5,254	789	120	12,110

Balance, end of period	$1,303	$5,900	$1,354	$63	$8,620

	Nine Months Ended September 30, 2014
			Open-end
	Single-pay	Installment	Credit
	Loans	Loans	Loans	Other	Total
Balance, beginning of period	$2,873	$6,152	$1,419	$—	$10,444
Charge-offs	(37,299)	(18,051)	(2,127)	(340)	(57,817)
Recoveries	21,719	2,396		115	24,230
Provision for losses	14,010	15,403	2,062	288	31,763

Balance, end of period	$1,303	$5,900	$1,354	$63	$8,620

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Furniture and equipment	$22,280	$22,086
Leasehold improvements	16,644	16,494
Vehicles	865	856

	39,789	39,436
Less: Accumulated depreciation and amortization	(34,776)	(35,337)

Total	$5,013	$4,099

In February 2005, the Company entered into a seven-year lease for a new corporate headquarters in Overland Park, Kansas. In January 2011, the Company amended its lease agreement to extend the lease term and modify the lease payments. The lease was extended with a new landlord through October 31, 2017 and includes a renewal option for an additional five years. As part of the original lease agreement and the amendment to the lease agreement, the Company received tenant allowances from the landlord for leasehold improvements totaling $1.4 million. The tenant allowances are recorded by the Company as a deferred liability and are being amortized as a reduction of rent expense over the life of the lease. As of December 31, 2014, the balance of the deferred liability was approximately $158,000, of which $102,000 was classified as a non-current liability. As of September 30, 2015, the balance of the deferred liability was approximately $116,000 of which $60,000 is classified as a non-current liability.

Note 7 – Intangible Assets

Intangible Assets. The following table summarizes intangible assets (in thousands):

	December 31,	September 30,
	2014	2015
Non-amortized intangible assets:
Trade names	$692	$692

Amortized intangible assets:
Customer relationships	$2,603	$2,603
Debt issue costs	275	275

Gross carrying amount	2,878	2,878
Less: Accumulated amortization	(2,675)	(2,774)

Amortized intangible assets	203	104
Effect of foreign currency translation	(60)	(140)

Total intangible assets, net	$835	$656

The amortization of definite lived intangible assets for customer relationships is recorded as amortization expense. The deferred debt issue costs are amortized to interest expense over the life of the related debt instruments. The following table summarizes the amortization of definite lived intangible assets for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Customer relationships	$201	$—	$605	$—
Debt issue costs	121	32	315	99

Total	$322	$32	$920	$99

As of December 31, 2014 and September 30, 2015, the intangible assets recorded for customer relationships was fully amortized. The following table summarizes the estimated annual interest expense for debt issue costs recorded as of September 30, 2015 (in thousands):

September 30,
2015

Remainder of 2015	$31
2016	73

Total	$104

Note 8 – Indebtedness

The following table summarizes long-term debt at December 31, 2014 and September 30, 2015 (in thousands):

	December 31,	September 30,
	2014	2015

Revolving credit facility	$12,000	$3,000
Senior subordinated notes	3,415	3,518

Total debt	15,415	6,518
Less current portion of debt	(12,000)	(6,518)

Long-term debt	$3,415	$—

On July 23, 2014, the Company entered into an Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of banks to replace its prior credit agreement, which was previously restated on September 30, 2011 and amended at various times since then. The 2014 amendment increased the maximum amount available under the revolving credit facility from $16 million to $20 million. The Credit Agreement matures on July 23, 2016.

On July 23, 2014, the Company and the holders of the subordinated notes entered into an amendment to the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016.

The Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). As of September 30, 2015, the Company was not in compliance with these covenants.

On October 30, 2015, the Company and the syndicate of banks amended the Credit Agreement as it relates to, among other things, the minimum fixed charge coverage ratio and the maximum senior leverage ratio (for certain periods). In addition, the amendment reduced the maximum amount available under the revolving credit facility from $20 million to $9 million.

Note 9 – Income taxes

Effective Tax Rate. The Company’s effective tax rate was 4.9% for the nine months ended September 30, 2015 compared to 39.7% for the nine months ended September 30, 2014. The low tax rate in 2015 was due to the effect of non-deductible expenses on a loss from continuing operations.

Uncertain Tax Positions. The Company had unrecognized tax benefits of approximately $177,000 and $113,000 as of December 31, 2014 and September 30, 2015, respectively.

The Company records accruals for interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties and associated accruals were not material as of September 30, 2015.

The Company does not anticipate any material changes in the amount of unrecognized tax benefits in the next twelve months.

Note 10 – Credit Services Organization (CSO)

For the Company’s locations in Texas, the Company began operating as a CSO, through one of its subsidiaries, in September 2005. As a CSO, the Company acts on behalf of consumers in accordance with Texas laws. The Company charges the consumer a fee for arranging for an unrelated third-party to make a loan to the consumer and for providing related services to the consumer, including a guarantee of the consumer’s obligation to the third-party lender. The Company also services the loan for the lender. The CSO fee is recognized ratably over the term of the loan. The Company is not involved in the loan approval process or in determining the loan approval procedures or criteria. As a result, loans made by the lender are not included in the Company’s loans receivable balance and are not reflected in the Consolidated Balance Sheets. As noted above, however, the Company absorbs all risk of loss through its guarantee of the consumer’s loan from the lender.

As of December 31, 2014 and September 30, 2015, the consumers had total loans outstanding with the lender of approximately $1.5 million and $1.2 million, respectively. Because of the economic exposure for potential losses related to the guarantee of these loans, the Company records a payable at fair value to reflect the anticipated losses related to uncollected loans. The balance of the liability for estimated losses reported in accrued expenses and other current liabilities was approximately $380,000 as of December 31, 2014 and $260,000 as of September 30, 2015.

The following table summarizes the activity in the CSO liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Balance, beginning of period	$284	$230	$985	$380
Charge-offs	(752)	(641)	(2,061)	(1,571)
Recoveries	145	109	440	371
Provision for losses	653	562	966	1,080

Balance, end of period	$330	$260	$330	$260

Note 11 – Stockholders Equity

Earnings Per Share. The following table presents the computations of basic and diluted earnings per share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Income (loss) available to common stockholders:
Income (loss) from continuing operations	$325	$(1,493)	$3,722	$(1,388)
Discontinued operations, net of income tax	(99)		143

Net income (loss)	$226	$(1,493)	$3,865	$(1,388)

Weighted average shares outstanding:

Weighted average basic common shares outstanding	17,511	17,333	17,486	17,360
Dilutive effect of stock options and unvested restricted stock	57		6

Weighted average diluted common shares outstanding	17,568	17,333	17,492	17,360

Basic earnings (loss) per share:
Continuing operations	$0.02	$(0.09)	$0.21	$(0.08)
Discontinued operations	(0.01)		0.01

Net income (loss)	$0.01	$(0.09)	$0.22	$(0.08)

Diluted earnings (loss) per share:

Continuing operations	$0.02	$(0.09)	$0.21	$(0.08)
Discontinued operations	(0.01)		0.01

Net income (loss)	$0.01	$(0.09)	$0.22	$(0.08)

Anti-dilutive securities. Options to purchase 1.4 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2015, because they were anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase 2.2 million shares were excluded from the diluted earnings per share calculation for each period because they were anti-dilutive.

Stock Repurchases. The board of directors has authorized the Company to repurchase up to $60 million of its common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. Under the stock repurchase program, the Company repurchased 55,647 shares during the nine months ended September 30, 2015 at a total cost of approximately $108,000. As of September 30, 2015, the Company had approximately $3.4 million that may yet be utilized to repurchase shares under the current program. As a result of the amendment to the Credit Agreement dated October 30, 2015, the Company may not repurchase its common stock through the maturity of the Credit Agreement on July 23, 2016.

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

Dividends. In November 2008, the Company’s board of directors established a regular quarterly cash dividend of $0.05 per share of the Company’s common stock. In connection with an amendment to the Company’s credit agreement in November 2013, the Company was prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, the Company’s board of directors suspended the regular quarterly cash dividend. The Credit Agreement (dated July 23, 2014), did not directly restrict the payment of dividends other than through compliance with various financial covenants. As of September 30, 2015, the Company was not in compliance with certain financial covenants and as a result, the Credit Agreement was amended on October 30, 2015. In connection with this amendment, the Company is prohibited from paying any dividends through the maturity of the Credit Agreement on July 23, 2016.

Note 12 – Stock-Based Compensation and Other Long-Term Incentive Compensation

Restricted Stock. As of December 31, 2014, the Company had 116,825 shares of non-vested restricted stock. In first quarter 2015, these shares vested and the amortization of all restricted stock grants was completed. The following table summarizes the stock-based compensation expense for restricted stock awards reported in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Employees	$120	$—	$405	$44
Non-employee directors			52

Total	$120	$—	$457	$44

Stock Options. The Company did not grant stock options during the nine months ended September 30, 2015. As of September 30, 2015, the Company had 1.4 million stock options outstanding and exercisable with a weighted average exercise price of $7.90.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Performance Units	$(142)	$(52)	$(36)	$(84)
RSU’s	106	4	238	93

Total	$(36)	$(48)	$202	$9

The following table summarizes the liability associated with Performance Units and RSU’s (in thousands):

	December 31,	September 30,
	2014	2015
Performance Units	$83	$—
RSU’s	272	201

Total	$355	$201

In first quarter 2015, the RSU’s granted in 2012 vested and as a result, the Company paid approximately $163,000 in cash to the executive officers covered under the LTIP. As of September 30, 2015, the total unrecognized costs related to the Performance Units and RSUs was approximately $215,000. The Company expects that these costs will be amortized to compensation expense over a weighted average period of 1.8 years.

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

In October 2015, the parties reached a tentative settlement for $1.5 million. As of October 16, 2015, there is no signed memorandum of understanding reflecting the settlement, however. Though the case was limited to California residents, the parties have agreed to settle the case on a nationwide basis. Settlement of the case is dependent upon court approval. Assuming there are no major obstacles to settlement, it is possible the parties will finalize the settlement and begin notifying potential claimants by early 2016. The Company recorded an accrual of $1.5 million during third quarter 2015 associated with the tentative settlement of this legal matter as the loss is probable and can be reasonably estimated.

California - Marquez. On April 20, 2015, the Company was sued in the United States District Court for the Central District of California in a putative class action lawsuit filed by Mike Marquez. Mr. Marquez alleges that the Company was violating California law when it allegedly failed to notify California residents that it was recording phone calls it made to cell phones. The Company has reached a tentative settlement of this matter for an immaterial amount. The Company hopes to finalize the settlement by the end of 2015.

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

Note 14 – Regulatory Environment and Certain Concentrations of Risk

The Company is subject to regulation by federal and state governments in the United States that affect the products and services provided by the Company, particularly single-pay loans. The Company currently operates in 22 states throughout the United States and is engaged in consumer Internet lending in two states in the United States and certain Canadian provinces. The level and type of regulation of consumer loans varies greatly from state to state, ranging from states with no regulations or legislation to other states with very strict guidelines and requirements. From a federal perspective, the Company is under the purview of the Consumer Financial Protection Bureau (CFPB), which has broad supervisory powers over providers of consumer credit products in the United States such as those offered by the Company. The CFPB now has the power to create rules and regulations that specifically apply to consumer lending.

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

Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 22%, 14%, 5% and 5% respectively, of total revenues for the nine months ended September 30, 2015. Company short-term lending branches located in the states of Missouri, California, Kansas and Illinois represented approximately 32%, 12%, 8% and 7%, respectively, of total gross profit for the nine months ended September 30, 2015. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or the manner in which the Company offers its loans in any one of those states, the Company’s financial position, results of operations and cash flows could be adversely affected. In recent years, the Company has experienced several negative effects resulting from law changes that impacted the relative significance of a given state from year to year. For example, historically when customer usage restrictions have been introduced with new legislation, such as in Washington, South Carolina and Kentucky, the Company experienced a 30% to 60% decline in annual revenues in that state and a more significant decline in gross profit for the state, depending on the types of alternative products that competitors offered within the state.

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

The following tables present summarized financial information for the Company’s segments (in thousands):

	Three Months Ended September 30, 2015
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total

Total revenues	$29,298	$3,593	$1,588	$34,479

Provision for losses	7,585	2,378	562	10,525
Other expenses	15,831	481	879	17,191

Gross profit	5,882	734	147	6,763
Other, net (a)	(7,278)	(442)	(886)	(8,606)

Income (loss) from continuing operations before income taxes	$(1,396)	$292	$(739)	$(1,843)

	Nine Months Ended September 30, 2015
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total

Total revenues	$84,439	$11,842	$4,701	$100,982

Provision for losses	19,020	8,774	1,413	29,207
Other expenses	45,492	1,539	2,892	49,923

Gross profit	19,927	1,529	396	21,852
Other, net (a)	(19,022)	(1,882)	(2,408)	(23,312)

Income (loss) from continuing operations before income taxes	$905	$(353)	$(2,012)	$(1,460)

	Three Months Ended September 30, 2014
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total

Total revenues	$32,616	$4,915	$1,847	$39,378

Provision for losses	8,965	3,044	556	12,565
Other expenses	16,019	497	923	17,439

Gross profit	7,632	1,374	368	9,374
Other, net (a)	(7,273)	(641)	(980)	(8,894)

Income (loss) from continuing operations before income taxes	$359	$733	$(612)	$480

	Nine Months Ended September 30, 2014
	Branch	Centralized		Consolidated
	Lending	Lending	E-Lending	Total

Total revenues	$94,120	$14,358	$5,381	$113,859

Provision for losses	20,174	10,845	1,636	32,655
Other expenses	45,550	1,477	3,242	50,269

Gross profit	28,396	2,036	503	30,935
Other, net (a)	(20,333)	(2,029)	(2,401)	(24,763)

Income (loss) from continuing operations before income taxes	$8,063	$7	$(1,898)	$6,172

(a)	Represents expenses not associated with operations, which includes regional expenses, corporate expenses, depreciation and amortization, interest, other income and other expenses. Corporate expenses are allocated to each reporting segment based on each reporting unit’s percentage of revenues.

Information concerning total assets by reporting segment is as follows (in thousands):

	December 31,	September 30,
	2014	2015

Branch Lending	$84,009	$77,047
Centralized Lending	11,467	6,790
E-Lending	6,023	6,001

Balance, end of period	$101,499	$89,838

The operations of the Branch Lending and Centralized Lending segments are all located in the United States. The operations of the E-Lending segment are located in the United States and Canada.

Note 16 – Other Revenues

The components of “Other” revenues as reported in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Credit services fees	$1,292	$1,094	$3,795	$3,205
Check cashing fees	597	517	1,977	1,725
Other fees	621	648	1,858	1,879

Total	$2,510	$2,259	$7,630	$6,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We provide various financial services (primarily single-pay loans and installment loans) through our retail branches and Internet lending operations. We also provide other financial products and services, such as credit services, open-end credit, check cashing services, title loans, prepaid debit cards, money transfers, money orders and business invoice factoring. As of September 30, 2015, we operated 396 loan branches.

Revenues from our single-pay loan products were approximately 65.5% of our total revenues for the nine months ended September 30, 2015. In all states in which we offer single-pay loans, we fund the loans directly to the customer and receive a fee. Fees charged to customers vary from state to state, generally ranging from $15 to $20 per $100 borrowed, and in most cases, are limited by state law.

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

In recent years, we have focused on growing revenue by introducing new products that serve our existing loyal customer base and on increasing profitability through streamlined operations. In the fourth quarter of 2015, we expect to introduce additional longer-term, centrally underwritten installment loan products in our branches where possible, and to actively market these loans to existing and potential customers. We continually evaluate opportunities for product and geographic expansion and for new branch development to complement existing branches within a given state or market.

We believe the acquisition of Direct Credit in 2011 broadens our product platform and distribution, as well as expands our presence by entering into international markets. Although the Canadian market is much smaller than the U.S. market, there is still significant room for organic growth, and Direct Credit is a scalable platform with a competitive method for funding loans. In December 31, 2013, we started to pilot online single-pay loans in the United States to customers in a limited manner in a small number of states. Throughout 2014, we focused on developing an improved user interface and stronger fraud-detection components for the Internet platform. During fourth quarter 2015 and in 2016, we expect to continue to develop an online capability that will complement our branch network by providing our customers an alternative method for accessing our products.

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

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

The following table sets forth our results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of revenues)
Revenues
Consumer loan interest and fees	$36,868	$32,220	93.6%	93.4%
Other	2,510	2,259	6.4%	6.6%

Total revenues	39,378	34,479	100.0%	100.0%

Operating expenses
Salaries and benefits	8,616	8,131	21.9%	23.6%
Provision for losses	12,565	10,525	31.9%	30.5%
Occupancy	4,525	4,693	11.5%	13.6%
Depreciation and amortization	437	340	1.1%	1.0%
Other	3,861	4,027	9.8%	11.7%

Total operating expenses	30,004	27,716	76.2%	80.4%

Gross profit	9,374	6,763	23.8%	19.6%

Regional expenses	1,993	2,003	5.1%	5.8%
Corporate expenses	4,407	5,784	11.2%	16.8%
Depreciation and amortization	502	178	1.3%	0.5%
Interest expense	364	223	0.9%	0.6%
Other expense, net	1,628	418	4.1%	1.2%

Income (loss) from continuing operations before income taxes	480	(1,843)	1.2%	(5.3)%
Provision (benefit) for income taxes	155	(350)	0.4%	(1.0)%

Income (loss) from continuing operations	325	(1,493)	0.8%	(4.3)%
Loss from discontinued operations, net of income tax	(99)		(0.2)%

Net income (loss)	$226	$(1,493)	0.6%	(4.3)%

The following table sets forth selected financial and statistical information for the three months ended September 30, 2014 and 2015:

	Three Months Ended
	September 30,
	2014	2015
Branch Lending Information:
Number of branches, beginning of period	415	401
Branches closed	(5)	(5)

Number of branches, end of period	410	396

Average number of branches open during period (excluding branches reported as discontinued operations)	409	399

Average revenue per branch (in thousands)	$80	$74

Other Information:
Single-Pay Loans:
Single-pay loan volume (in thousands)	$173,062	$156,536
Average loan (principal plus fee)	383	382
Average fees per loan	59	59
Average fee rate per $100	18	18

Installment Loans:
Installment loan volume (in thousands)	$14,798	$12,492
Average loan (principal plus fee)	783	743
Average term (months)	9	8

Income from Continuing Operations. For the three months ended September 30, 2015, we had a loss from continuing operations totaling $1.5 million compared to income of $325,000 for the same period in 2014. A discussion of the various components of income (loss) from continuing operations follows. The three months ended September 30, 2015 includes $1.5 million (approximately $900,000 net of income taxes) in accrued costs associated with a tentative settlement of an outstanding legal matter.

Revenues. The following table summarizes our revenues for the three months ended September 30, 2014 and 2015 and sets forth the percentage of total revenue for single-pay loans and the other services we provide.

	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of total revenues)
Revenues
Single-pay loan fees	$25,567	$22,961	64.9%	66.6%
Installment interest and fees	10,020	7,878	25.4%	22.8%
Open-end credit fees	1,206	1,317	3.1%	3.8%
Title loan fees	75	64	0.2%	0.2%

Consumer loan interest and fees	36,868	32,220	93.6%	93.4%

Credit service fees	1,292	1,094	3.3%	3.2%
Check cashing fees	597	517	1.5%	1.5%
Other fees	621	648	1.6%	1.9%

Other revenues	2,510	2,259	6.4%	6.6%

Total revenues	$39,378	$34,479	100.0%	100.0%

Revenues totaled $34.5 million in third quarter 2015 compared to $39.4 million in third quarter 2014, a decrease of $4.9 million or 12.4%. The decline is largely due to lower interest and fees from our consumer loan products, indicative of competitive pressures as customers explore alternative loan products and distribution channels.

Revenues from our single-pay loan product represent our largest source of revenues and were approximately 66.6% of total revenues for the three months ended September 30, 2015. With respect to single-pay loan volume, we originated approximately $156.5 million in loans during third quarter 2015, which was a decline of 9.6% from the $173.1 million during third quarter 2014. The decline is attributable to competitive pressures as customers explore alternative loan products and distribution channels.

The average single-pay loan (including fee) totaled $382 in third quarter 2015 versus $383 during third quarter 2014. Average fees received from customers per loan were $59 in third quarter 2015 and $59 in third quarter 2014.

Revenues from installment loan fees totaled $7.9 million in third quarter 2015 compared to $10.0 million in the prior year’s third quarter, a decrease of $2.1 million or 21.0%. The decline reflects a more restrictive underwriting process as we look to improve the credit quality of our longer-term, higher-dollar installment loan portfolio.

Operating Expenses. Total operating expenses declined by $2.3 million, from $30.0 million during third quarter 2014 to $27.7 million in third quarter 2015. Total operating costs, exclusive of loan losses, declined from $17.4 million during third quarter 2014 to $17.2 million in third quarter 2015. The decrease was primarily due to reduced overall compensation.

Our loss ratio was 30.5% in third quarter 2015 compared to 31.9% in third quarter 2014. The improvement in the loss ratio was indicative of improvements at the branch level through a lower rate of charge-offs as a percentage of revenue and a better collection rate. We received cash of approximately $317,000 from the sale of certain single-pay loans receivable during third quarter 2015 that had previously been written off compared to $183,000 during third quarter 2014.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the three months ended September 30, 2014 and 2015.

	Gross Profit		Gross Margin %
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Operating Segment	2014	2015	2014	2015
	(in thousands)

Branch Lending	$7,632	$5,882	23.4%	20.1%
Centralized Lending	1,374	734	28.0%	20.4%
E-Lending	368	147	19.9%	9.3%

Total	$9,374	$6,763	23.8%	19.6%

Gross profit decreased by $2.6 million, or 27.7%, from $9.4 million in third quarter 2014 to $6.8 million in third quarter 2015. The decline in gross profit quarter-to-quarter was primarily attributable to the decline in revenues as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses increased from $6.4 million in third quarter 2014 to $7.8 million in third quarter 2015. As noted above, the results for third quarter 2015 include $1.5 million in accrued costs associated with a tentative settlement of an outstanding legal matter.

Other Expense, Net. Other expense decreased from $1.6 million in third quarter 2014 to $418,000 in third quarter 2015. The decrease is attributable to a $1.0 million write-off of capitalized software costs and a charge of $291,000 to reduce the carrying amount of two properties held for sale to estimated fair value during prior year’s third quarter.

Income Tax Provision. The effective income tax rate for the third quarter 2015 was 19.0% compared to 32.3% in the prior year’s third quarter. The lower tax rate in third quarter 2015 was due to lower non-deductible expenses.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

The following table sets forth our results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of revenues)
Revenues
Consumer loan interest and fees	$106,229	$94,173	93.3%	93.3%
Other	7,630	6,809	6.7%	6.7%

Total revenues	113,859	100,982	100.0%	100.0%

Operating expenses
Salaries and benefits	24,680	23,798	21.7%	23.6%
Provision for losses	32,655	29,207	28.7%	28.9%
Occupancy	13,442	13,686	11.8%	13.6%
Depreciation and amortization	1,370	1,141	1.2%	1.1%
Other	10,777	11,298	9.4%	11.2%

Total operating expenses	82,924	79,130	72.8%	78.4%

Gross profit	30,935	21,852	27.2%	21.6%

Regional expenses	6,420	6,061	5.6%	6.0%
Corporate expenses	14,095	15,160	12.4%	15.0%
Depreciation and amortization	1,455	557	1.3%	0.5%
Interest expense	1,106	659	1.0%	0.6%
Other expense, net	1,687	875	1.5%	0.9%

Income (loss) from continuing operations before income taxes	6,172	(1,460)	5.4%	-1.4%
Provision (benefit) for income taxes	2,450	(72)	2.1%	0.0%

Income (loss) from continuing operations	3,722	(1,388)	3.3%	-1.4%
Gain from discontinued operations, net of income tax	143		0.1%

Net income (loss)	$3,865	$(1,388)	3.4%	-1.4%

The following table sets forth selected financial and statistical information for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended
	September 30,
	2014	2015
Branch Lending Information:
Number of branches, beginning of period	432	409
Branches closed	(22)	(13)

Number of branches, end of period	410	396

Average number of branches open during period (excluding branches reported as discontinued operations)	409	404

Average revenue per branch (in thousands)	$230	$209

Other Information:
Single-Pay Loans:
Single-pay loan volume (in thousands)	$499,573	$446,394
Average loan (principal plus fee)	386	383
Average fees per loan	59	59
Average fee rate per $100	18	18

Installment Loans:
Installment loan volume (in thousands)	$40,151	$32,154
Average loan (principal plus fee)	766	736
Average term (months)	9	8

Income from Continuing Operations. For the nine months ended September 30, 2015, loss from continuing operations was $1.4 million compared to income from continuing operations of $3.7 million for the same period in 2014. A discussion of the various components of income from continuing operations follows.

Revenues. The following table summarizes our revenues for the nine months ended September 30, 2014 and 2015 and sets forth the percentage of total revenue for single-pay loans and the other services we provide.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)		(percentage of total revenues)

Revenues
Single-pay loan fees	$74,183	$66,151	65.2%	65.5%
Installment interest and fees	28,494	23,982	25.0%	23.8%
Open-end credit fees	3,309	3,845	2.9%	3.8%
Title loan fees	243	195	0.2%	0.2%

Consumer loan interest and fees	106,229	94,173	93.3%	93.3%

Credit service fees	3,795	3,205	3.3%	3.2%
Check cashing fees	1,977	1,725	1.8%	1.7%
Other fees	1,858	1,879	1.6%	1.8%

Other revenues	7,630	6,809	6.7%	6.7%

Total revenues	$113,859	$100,982	100.0%	100.0%

For the nine months ended September 30, 2015, revenues were $101.0 million, a decline of 11.3% from $113.9 million during the nine months ended September 30, 2014. The decline is largely due to lower interest and fees from our consumer loan products, indicative of competitive pressures as customers explore alternative loan products and distribution channels.

Revenues from our single-pay loan product represent our largest source of revenues and were approximately 65.5% of total revenues for the nine months ended September 30, 2015. With respect to single-pay loan volume, we originated approximately $446.4 million in loans during nine months ended September 30, 2015, which was a decrease of 10.6% from the $499.6 million during the same period in 2014. The decline is attributable to competitive pressures as customers explore alternative loan products and distribution channels.

The average single-pay loan (including fee) totaled $383 during first nine months of 2015 versus $386 in comparable 2014. Average fees received from customers per loan were $59 during first nine months of 2015 and $59 during first nine months of 2014.

Revenues from installment loan fees totaled $24.0 million during first nine months of 2015 versus $28.5 million in comparable 2014, a decline of $4.5 million or 15.8%. The decline reflects a more restrictive underwriting process as we look to improve the credit quality of our longer-term, higher-dollar installment loan portfolio.

We anticipate our consumer loan volumes and revenues in the U.S. will continue to remain soft for the majority of our branches during remainder of 2015 and into 2016 due to ongoing regulatory and legislative pressures and increasing competition from storefront and Internet lending providers offering alternative short and intermediate term loan products and services. In addition, throughout 2014, we initiated a new underwriting platform for our single-pay loan products in various states. We expect that this platform, over time, will result in a modest reduction in revenues, but will improve overall credit quality, thereby improving gross profit. Throughout 2014, we focused on monitoring, evaluating and modifying this new process to improve its capabilities and results. We introduced this underwriting platform in several additional states throughout 2015. In fourth quarter 2015 and into 2016, we also expect to add various longer-term, centrally underwritten installment loan products to our branch network, where possible, and to actively market these products to existing and potential customers.

Operating Expenses. Total operating expenses decreased by $3.8 million, from $82.9 million during first nine months of 2014 to $79.1 million during first nine months of 2015. Total operating costs, exclusive of loan losses, decreased from $50.3 million during first nine months of 2014 to $49.9 million during first nine months of 2015. Modest declines in compensation were offset by higher marketing costs.

Our loss ratio was 28.7% during the first nine months of 2014 versus 28.9% during the first nine months of 2015. In addition, we received cash of approximately $623,000 from the sale of certain single-pay loans receivable during nine months ended September 30, 2015 that had previously been written off compared to $560,000 during the same period in 2014.

Gross Profit. The following table summarizes our gross profit and gross margin (gross profit as a percentage of revenues) of each operating segment for the nine months ended September 30, 2014 and 2015.

	Gross Profit		Gross Margin %
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Segment	2014	2015	2014	2015
	(in thousands)

Branch Lending	$28,396	$19,927	30.2%	23.6%
Centralized Lending	2,036	1,529	14.2%	12.9%
E-Lending	503	396	1.0%	8.4%

Total	$30,935	$21,852	27.2%	21.6%

Gross profit decreased by $9.0 million, or 29.1%, from $30.9 million in during first nine months of 2014 to $21.9 million during first nine months of 2015. The decline in gross profit was primarily attributable to the decline in revenues as discussed above.

Regional and Corporate Expenses. Regional and corporate expenses increased from $20.5 million during first nine months of 2014 to $21.2 million during first nine months of 2015. The $1.5 million in accrued costs associated with the legal matter in 2015 were partially offset by reduced overall professional fees.

Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2015 was 4.9% compared to 39.7% in the prior year. The low tax rate in 2015 was due to the effect of non-deductible expenses on a loss from continuing operations.

Discontinued Operations.

Summarized financial information for discontinued operations during the three and nine months ended September 30, 2014 and 2015 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Total revenues	$199	$—	$1,945	$—
Provision for losses	198		74
Operating expenses	158		1,719

Gross profit (loss)	(157)	—	152	—
Other, net	(6)		77

Gain (loss) before income taxes	(163)	—	229	—
Income tax benefit (expense)	64		(86)

Gain (loss) from discontinued operations	$(99)	$—	$143	$—

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations. In addition, liquidity is available through our credit arrangements. We have experienced declining financial results in the past three years, which have resulted in our failure to meet various financial covenants in our credit agreements. While our bank lending group waived or amended those financial covenants in the past, it is possible that we may not be able to obtain a waiver or amendment if we violate any financial covenants in the future. In addition, each waiver or amendment we received in the past resulted in less availability of funds under our prior credit agreement, stricter payment requirements on our term loans and generally higher loan costs and tighter loan covenants (including restrictions on payment of dividends).

As of September 30, 2015, we were not in compliance with certain bank covenants. On October 30, 2015, we amended our Credit Agreement as it relates to the minimum fixed charge coverage ratio and the maximum senior leverage ratio (for certain periods). In addition, the amendment reduced the maximum amount available under the revolving credit facility from $20 million to $9 million.

At this time, we believe that our available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations. If financial results continue to decline, a reduction in the availability of funds under our Credit Agreement could require us to take measures to conserve cash until the markets stabilize and our results improve. Such measures could include deferring capital expenditures (including acquisitions), restricting growth of our long-term installment loan product, reducing operating expenses, eliminating cash dividends, pursuing the sale of certain assets or considering other alternatives designed to enhance liquidity.

Credit Facility

On July 23, 2014, we entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of banks to replace our prior credit agreement. An amendment to the Credit Agreement dated October 30, 2015, decreased the maximum amount available under the revolving credit facility from $20 million to $9 million. The Credit Agreement contains financial covenants related to a minimum fixed charge coverage ratio, a maximum senior leverage ratio and a minimum liquidity (expressed as consolidated current assets to total consolidated debt). Our obligations under the Credit Agreement are guaranteed by all our operating subsidiaries (other than foreign subsidiaries), and are secured by liens on substantially all of the personal property of the company and our domestic operating subsidiaries. We pledged 65% of the stock of our two Canadian subsidiary holding companies to secure our obligations under the Credit Agreement. The lenders may accelerate our obligations under the Credit Agreement if there is a change in control of the company, including an acquisition of 25% or more of our equity securities by any person or group. The Credit Agreement matures on July 23, 2016.

Borrowings under the facility are available based on two types of loans, Base Rate loans or LIBOR Rate loans. Base Rate loans bear interest at a rate of 2.00% annum, plus the higher of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR rate in effect plus 2.00%. LIBOR Rate loans bear interest at rates based on the LIBOR rate for the applicable loan period with a margin over LIBOR of 4.00%. The loan period for a LIBOR Rate loan may be one month, two months, three months or six months and the loan may be renewed upon notice to the agent provided that no default has occurred. The credit facility also includes a non-use fee of 0.500%.

Subordinated Notes

As a condition to entering into the prior credit agreement, the lenders required that we issue $3.0 million of senior subordinated notes. On September 30, 2011, we issued $2.5 million initial principal amount of senior subordinated notes to our Chairman of the Board. The remaining $500,000 principal amount of subordinated notes was issued to another major stockholder of the company, who is not an officer or director of the company. The subordinated notes bear interest at the rate of 16% per annum, payable quarterly, 75% of which is payable in cash and 25% of which is payable-in-kind (PIK) through the issuance of additional senior subordinated PIK notes. As a condition to entering into the amendment of the credit agreement on July 23, 2014, the lenders required that the maturity date of the subordinated notes be extended. On July 23, 2014, we entered into an amendment with the holders of the subordinated notes to extend the maturity of the outstanding notes to September 30, 2016. The subordinated notes are subject to prepayment at our option, without penalty or premium, on or after September 30, 2014, and are subject to mandatory prepayment, without premium, upon a change of control. The subordinated notes contain events of default tied to our total debt to total capitalization ratio and our total debt to EBITDA ratio. The subordinated notes further provide that upon occurrence of an event of default on the subordinated notes, we may not declare or pay any cash dividend or distribution of cash or other property (other than our equity securities) on our capital stock. As of September 30, 2015, the balance of the subordinated notes was approximately $3.5 million.

Cash Flow

Summary cash flow data is as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2015
Cash flows provided by (used for):
Operating activities	$12,991	$9,146
Investing activities	(1,834)	259
Financing activities	(12,030)	(10,485)
Effect of exchange rate on cash and cash equivalents	(95)	(317)

Net decrease in cash and cash equivalents	(968)	(1,397)

Cash and cash equivalents, beginning of year	12,685	14,220

Cash and cash equivalents, end of period	$11,717	$12,823

Net cash provided by operating activities for the nine months ended September 30, 2015 was $9.1 million compared to $13.0 million during nine months ended September 30, 2014. The decrease is attributable to lower net income, partially offset by changes in working capital items period-to-period.

Investing activities for each period were as follows:

•	Net cash provided by investing activities for the nine months ended September 30, 2015 was $259,000 which included $1.2 million received from the sale of the auto sales facility, partially offset by a $928,000 in capital expenditures.

•	Net cash used by investing activities for the nine months ended September 30, 2014 was $1.8 million which included $1.9 million for capital expenditures, partially offset by a $126,000 decrease in restricted cash balance. The capital expenditures included $1.8 million for technology and other furnishings at the corporate office.

Financing activities for each period were as follows:

•	Net cash used for financing activities for the nine months ended September 30, 2015 was $10.5 million, which primarily consisted of $16.5 million in repayments of indebtedness under the revolving credit facility, $1.3 million in dividend payments to stockholders and $181,000 for the repurchase of 99,000 shares of common stock. These items were partially offset by the borrowing of $7.5 million under the revolving credit facility.

•	Net cash used for financing activities for the nine months ended September 30, 2014 was $12.0 million, which primarily consisted of $18.3 million in repayments of indebtedness under the revolving credit facility, $4.5 million in repayments on a term loan and $174,000 for the repurchase of 70,000 shares of common stock in connection with vesting of restricted stock held by employees. These items were partially offset by the borrowing of $11.3 million under the revolving credit facility.

Cash Flows from Discontinued Operations

In our statement of cash flows, the cash flows from discontinued operations are combined with the cash flows from continuing operations. For the nine months ended September 30, 2014 and 2015, the absence of cash flows from discontinued operations did not have a material effect on our liquidity and capital resource needs.

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

We believe that any acquisition-related capital requirements would be satisfied by draws on our current revolving credit facility, an additional term loan under an amended credit facility or a similar debt product. Our ability to pursue business opportunities may be more constrained than in previous years as the maximum amount available under our revolving portion of the credit agreement has declined from previous years ($27 million in 2013 to $9 million under our Credit Agreement).

In November 2008, our board of directors established a regular quarterly dividend of $0.05 per common share. In connection with the amendment to our prior credit agreement in November 2013, we were prohibited from paying any dividends through the maturity of the prior credit agreement. As a result, our board of directors suspended the regular quarterly cash dividend. Our Credit Agreement (dated July 23, 2014), did not directly restrict the payment of dividends other than through compliance with various financial covenants. As of September 30, we were not in compliance with certain financial covenants and as a result the Credit Agreement was amended on October 30, 2015. In connection with this amendment, we are prohibited from paying any dividends through the maturity of the credit agreement on July 23, 2016.

Our board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in stock-based compensation programs. As of September 30, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.6 million, which leaves approximately $3.4 million that may yet be purchased under the current program, which expires June 30, 2017. In connection with the amendment to our credit agreement dated October 30, 2015, we are prohibited from repurchasing Company stock through the maturity of the credit agreement on July 23, 2016.

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

As of September 30, 2015, the building located in Kansas City, Kansas is classified as an asset held for sale in the Consolidated Balance Sheets. That building is currently listed for sale with a commercial broker and we anticipate that it will be sold within the next 12 months.

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

Concentration of Risk.

Our short-term lending branches located in the states of Missouri and California represented approximately 22% and 14% of total revenues for the nine months ended September 30, 2015. Our short-term lending branches located in the states of Missouri and California represented approximately 32% and 12%, respectively, of total gross profit for the nine months ended September 30, 2015. To the extent that laws and regulations are passed that affect our ability to offer loans or the manner in which we offer loans in any one of those states, our financial position, results of operations and cash flows could be adversely affected. As noted in the Executive Summary section of Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014, we have experienced several negative effects to revenues and gross profit resulting from law changes in recent years.

In addition, there was an effort in Missouri to place a voter initiative on the statewide ballot in each of the November 2012 and November 2014 elections. The voter initiative was intended to preclude any lending in the state with an annual rate over 36%. The supporters of the voter initiative did not submit a sufficient number of valid signatures to place the initiative on the ballot in either election. The loss of revenues and gross profit would likely cause us to violate one or more of the financial covenants under our Credit Agreement and our outstanding subordinated notes.

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

There have been no material developments in the third quarter 2015 in any cases material to the Company as reported in our 2014 Annual Report on Form 10-K except as noted below.

California - Stemple. On August 13, 2012, we were sued in the United States District Court for the South District of California in a putative class action lawsuit filed by Paul Stemple. Mr. Stemple alleges that we used an automatic telephone dialing system with an “artificial or prerecorded voice” in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227, et seq.

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

In October 2015, the parties reached a tentative settlement for $1.5 million. As of October 16, 2015, there is no signed memorandum of understanding reflecting the settlement, however. Though the case was limited to California residents, the parties have agreed to settle the case on a nationwide basis. Settlement of the case is dependent upon court approval. Assuming there are no major obstacles to settlement, it is possible the parties will finalize the settlement and begin notifying potential claimants by early 2016. We recorded an accrual of $1.5 million during third quarter 2015 associated with the tentative settlement of this legal matter.

California - Marquez. On April 20, 2015, we were sued in the United States District Court for the Central District of California in a putative class action lawsuit filed by Mike Marquez. Mr. Marquez alleges that we were violating California law when we allegedly failed to notify California residents that we were recording phone calls we made to cell phones. We have reached a tentative settlement of this matter for an immaterial amount. We hope to finalize the settlement by the end of 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The board of directors has authorized us to repurchase up to $60 million of our common stock in the open market and through private purchases. On June 4, 2015, our board of directors extended our common stock repurchase program through June 30, 2017. As of September 30, 2015, we have repurchased a total of 6.0 million shares at a total cost of approximately $56.6 million, which leaves approximately $3.4 million that may yet be purchased under the current program. We did not repurchase any shares of our common stock during third quarter 2015. In connection with the amendment to our credit agreement dated October 30, 2015, we are prohibited from repurchasing Company stock through the maturity of the credit agreement on July 23, 2016.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Rule 13-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the QC Holdings, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Stockholders’ Equity, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 12, 2015.

QC Holdings, Inc.

/s/ Darrin J. Andersen
Darrin J. Andersen
President and Chief Executive Officer

/s/ Douglas E. Nickerson
Douglas E. Nickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)